Form 10-K
period 1993-12-31
SALOMON INC
filed 1994-03-31
CIK 200245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For the fiscal year ended December 31, 1993       Commission File Number 1-4346


                                  SALOMON INC
             (Exact name of registrant as specified in its charter)

  Delaware                                                22-1660266
  (State of incorporation)                 (I.R.S. Employer Identification No.)

Seven World Trade Center, New York, New York 10048           (212) 783-7000
(Address of principal executive offices) (Zip Code)     (Registrant's telephone
                                                        number, including area
                                                        code)

Securities registered pursuant to Section 12(b) of the Act:


  TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE
                                          ON WHICH REGISTERED

Common Stock, par value $1 per share      New York Stock Exchange
Preferred Share Purchase Rights           New York Stock Exchange
Depositary Shares, Each Representing a
  One-Twentieth Interest in a
  Share of 9.50% Cumulative Preferred
  Stock, Series C                         New York Stock Exchange
Depositary Shares, Each Representing a
  One-Twentieth Interest in a Share of
  8.08% Cumulative Preferred Stock,
  Series D                                New York Stock Exchange
8% Notes due 1996                         New York Stock Exchange
11 5/8% Debentures due 2015               New York Stock Exchange
6.750% DEC Common Equity-Linked
  Securities due 1996                     American Stock Exchange
7.25% ORCL Common Equity-Linked
  Securities due 1996                     American Stock Exchange
5.00% MSFT Common Equity-Linked
  Securities due 1996                     American Stock Exchange
5.25% HWP Common Equity-Linked
  Securities due 1997                     American Stock Exchange
7.625% SNPL Common Equity-Linked
  Securities due 1997                     American Stock Exchange
6.50% AMGN Common Equity-Linked
  Securities due 1997                     American Stock Exchange
6.125% PRI Common Equity-Linked
  Securities due 1997                     American Stock Exchange
AMEX Hong Kong 30 Index Call Warrants
  expiring November 3, 1995               American Stock Exchange

Securities registered pursuant to         Number of shares of common stock
  Section 12(g) of the Act:                 outstanding at February 28, 1994:
                 NONE                         109,739,338

                                          Aggregate market value at
                                            February 28, 1994:
                                              $5.5 billion

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X       NO
                                ---------    --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  X  ]

Documents incorporated by reference:
  Salomon Inc 1993 Annual Report Financial Information (incorporated in 10-K
   Parts I, II and IV)
  Proxy Statement for the 1994 Annual Meeting of Stockholders (incorporated, in part, in 10-K Parts III and IV)

                                     PART I

ITEM 1. BUSINESS

       Salomon Inc ("the Company") was incorporated in 1960 under the laws of the State of Delaware. At December 31, 1993, its full time equivalent number of employees was 8,640. Information concerning the business of Salomon Inc under the following captions in Exhibit 13, "Salomon Inc 1993 Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

            Salomon Inc - Overview of 1993 (on pages 13 through 19)

            Salomon Brothers - Description of Business (on pages 21 through 23)

            Phibro Division - Description of Business (on page 27)

            Phibro USA - Description of Business (on pages 28 through 30)

            Note 1.  Industry Segment and Geographic Data (on pages 60 through
            62)

            Note 9.  Net Capital (on pages 67 and 68)


ITEM 2. PROPERTIES

       Information concerning the Company's properties under the following captions in Exhibit 13, "Salomon Inc 1993 Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

            Salomon Brothers - Description of Business (on pages 21 through 23)

            Phibro Division - Description of Business (on page 27)

            Phibro USA - Description of Business (on pages 28 through 30)

            Note 3.  Property, Plant and Equipment (on page 63)

ITEM 3.   LEGAL PROCEEDINGS

I.   U.S. Treasury Auction and Related Matters
     -----------------------------------------

Governmental Actions
- --------------------

  On August 9, 1991, the Company announced that it had uncovered irregularities by certain employees of its indirect wholly owned subsidiary Salomon Brothers Inc ("SBI") in connection with certain auctions of U.S. Treasury securities. During the 1991 third quarter the Company recorded a pretax charge of $200 million to establish a reserve for estimated monetary damages, settlement costs, fines, penalties, legal expenses and other related costs expected to be incurred in connection with the private actions and investigations by certain U.S. governmental authorities, state agencies and self-regulatory authorities arising out of this matter. In a settlement with U.S. governmental authorities announced on May 20, 1992, the Company and SBI consented to various sanctions including the payment of $190 million, the establishment of an additional $100 million private civil claims fund, the issuance of an injunction and the adoption of an administrative order, and in connection with the matter SBI was also temporarily suspended from dealing directly with the Federal Reserve Bank and from executing customer transactions in Treasury auctions. As a result of the settlement, the Company recorded an additional pretax charge of $185 million in the 1992 second quarter. The settlement did not resolve the ongoing industry-wide investigation by the Antitrust Division of the U.S. Department of Justice into possible collusion by primary dealers and others in bidding at U.S. Treasury auctions. In January and February of 1993, the Company and SBI made payments of approximately $4 million to settle claims with 42 states and the District of Columbia arising out of the U.S. Treasury auction and related matters.


Private Actions
- ---------------

  Over 50 private actions were commenced against the Company, SBI or certain present and former directors, officers and employees of the Company or SBI with respect to the U.S. Treasury auction and related matters. All but one of the actions brought to date can be grouped into three categories: securities litigation, Treasury litigation and derivative litigation.

  Forty-two of the actions were class and derivative actions which have been consolidated for pre-trial or discovery purposes into three actions in the United States District Court for the Southern District of New York (the "Southern District of New York") before The Honorable Robert P. Patterson, Jr. Amended consolidated complaints have been filed by lead counsel in each of the three consolidated groups of class actions. In addition, three individual actions have been coordinated or consolidated with the class actions for pre-trial purposes.


A.  Securities Litigation
    ---------------------

  The securities litigation is comprised of two individual actions (which the Company believes are not material) and In re Salomon Inc Securities Litigation,
                                       ---------------------------------------
91 Civ. 5442 (S.D.N.Y., consolidated Aug. 30, 1991), which consolidated for pre-trial purposes 16 purported class actions and one individual action (Discount
                                                                     --------
Bank and Trust Company v. Salomon Inc., et al.) brought by purchasers of various
- ----------------------------------------------
of the Company's publicly traded securities, including Common Stock, Preferred Stock and debt instruments. These actions claim, among other things, that the defendants (the Company, SBI and others) violated provisions of the Federal securities laws by knowingly or recklessly not disclosing improprieties with respect to U.S. Treasury securities and potential adverse financial and business consequences of the improprieties, and by falsely portraying the Company as a well-run, conservatively managed enterprise whose activities were in compliance with government rules and regulations. The actions allege that the market prices of the Company's securities were artificially inflated or maintained as a consequence of the alleged Federal securities law violations, and that plaintiffs purchased their securities at such artificial prices. The actions primarily seek unspecified compensatory and punitive damages for plaintiffs as a result of such alleged misconduct, as well as costs, interests and other relief.

  Following an agreement in principle reached on June 10, 1993, on September 13, 1993 the Company, while denying any violation of law, entered into a formal stipulation of settlement to settle the consolidated class action. The settlement is subject to court approval, and hearings have been held to determine whether the settlement should be approved. Under the terms of the settlement, $54.5 million will be paid to the plaintiff class out of the $100 million private claims fund established pursuant to the 1992 settlement described above. The Company also has agreed to pay plaintiffs' attorneys' fees and expenses as awarded by the court, in an amount not to exceed $12.5 million.


B.  Treasury Litigation
    -------------------

  The Treasury litigation is comprised of six individual actions and In re
                                                                     -----
Salomon Brothers Treasury Litigation, 91 Civ. 5471 (S.D.N.Y., consolidated Aug.
- ------------------------------------
28, 1991), which consolidated for discovery purposes 10 purported class actions. Three of the six individual actions (Three Crown Limited Partnership, et al. v.
                                     ------------------------------------------
Salomon Brothers, Inc., et al., 92 Civ. 3142; Kevin Connors & Co., L.P. v.
- ------------------------------                ----------------------------
Salomon Brothers, Inc., 92 Civ. 3714 (currently stayed and the parties ordered
- ----------------------
to proceed in arbitration); and New York Capital Markets Inc. v. Salomon
                                ----------------------------------------
Brothers, Inc., et. al., 92 Civ. 5885), as well as In re Salomon Brothers
- -----------------------                            ----------------------
Treasury Litigation, were each originally brought in the Southern District of
- -------------------
New York and are pending before The Honorable Robert P. Patterson, Jr. Two individual actions (Commonwealth Financial Futures Fund, et al. v. Salomon
                    ------------------------------------------------------
Brothers Inc., 92 Civ. 7691; SWS Financial Fund A, et al. v. Salomon Brothers
- -------------                ------------------------------------------------
Inc., 92 Civ. 6602, 92 Civ. 6935), were transferred to the Southern District of
- ----
New York by the Judicial Panel on Multidistrict Litigation and assigned to Judge Patterson for inclusion in the coordinated or consolidated pre-trial proceedings taking place in connection with In re Salomon Brothers Treasury Litigation. The
                                ------------------------------------------
final individual action (State of Louisiana v. Salomon, Inc., et al., No. 94-
                         -------------------------------------------
0904I), was filed on March 17, 1994 in the United States District Court for the Eastern District of Louisiana.

  These actions claim, among other things, that the Company, SBI and certain former officers and employees violated provisions of the Federal securities laws, the Racketeer Influenced and Corrupt Organization Act ("RICO") and the antitrust laws, in some instances in collusion with others, by repeatedly purchasing quantities of U.S. Treasury securities in excess of Federal regulatory limits and manipulating the market in U.S. Treasury securities. The actions primarily seek unspecified compensatory and punitive damages, and treble damages pursuant to the antitrust and RICO counts, for plaintiffs as a result of such alleged misconduct, as well as costs, interest and other relief.

  On March 30, 1994, the Company and SBI advised Judge Patterson that they had reached an agreement in principle, while denying any violation of law, to settle the class actions included in the Treasury Litigation. The settlement is subject to approval by the court. Under the terms of the settlement, which involves other defendants, the Company and SBI will pay $66 million. This amount includes plaintiffs' attorneys' fees to be awarded by the court. The Company and SBI expect that substantially more than half of the $66 million payment will be paid from the $100 million private claims fund established pursuant to the 1992 settlement described above.

C.  Derivative Litigation
    ---------------------

  In re Salomon Inc Shareholders' Derivative Litigation, 91 Civ. 5500 (S.D.N.Y.,
  -----------------------------------------------------
consolidated Aug. 30, 1991), consolidated for all pre-trial purposes 16 actions which asserted derivative claims purportedly on behalf of the Company against members of the Company's Board of Directors and others. The actions claim, among other things, that SBI employees violated U.S. Treasury and Federal Reserve Board regulations governing the purchase of U.S. Treasury securities at auctions by repeatedly purchasing quantities of U.S. Treasury securities in excess of federal regulatory limits and submitting bids for those securities in the names of persons who had not authorized such bids. The claims, as originally filed, further asserted that the director defendants breached their fiduciary obligations to the Company by engaging in or recklessly disregarding these allegedly illegal practices, thereby exposing the Company to potential liabilities and adverse business consequences. The actions seek to require the individual defendants to recompense the Company for all damages caused by them, to return compensation received by them and to pay punitive damages, as well as costs, interest and other relief. The Company moved to dismiss the complaint on the grounds that plaintiffs had failed to make a demand on the Company's Board of Directors. Thereafter the parties entered into a stipulation and order which deferred consideration of the motion to dismiss the amended consolidated complaint until the earlier of (i) final resolution by judgment or settlement of all actions pending before Judge Patterson arising out of the U.S. Treasury auction and related matters or (ii) a request by all parties to the stipulation and order to undertake further consideration of the motion. In January 1994, the derivative plaintiffs amended their complaint to, among other things, dismiss without prejudice their complaint against all defendants other than those who ceased to be officers or directors of the Company following the announcement of irregularities in August 1991.

  In addition to the foregoing purported derivative actions, a purported derivative action asserting claims similar to those in In re Salomon Inc
                                                       -----------------
Shareholders' Derivative Litigation, Sands, et al. v. Salomon Inc, et al. Civil
- -----------------------------------  ------------------------------------
Action No. 1155-K, was filed in Delaware Chancery Court for Kent County. On November 4, 1991, a motion was made to dismiss this action, but it has not been briefed. A briefing schedule on the motion will be set by the court shortly.


Private Claims Fund
- -------------------

  The private claims fund described above will be available to pay judgments and settlements (including interest thereon) with respect to claims for compensatory damages against the Company or SBI in these and any future private actions with respect to the U.S. Treasury auction and related matters. The fund does not cover attorneys' fees or expenses or certain other liabilities. The residual amount, if any, in the fund will be paid to the United States. The liability of the Company and SBI for private compensatory damages with respect to the U.S. Treasury auction and related matters may exceed the amount in the fund. The proposed settlements in the Securities Litigation and the Treasury Litigation described above would, if approved, exhaust all but a relatively small portion of the fund.


Former Officers
- ---------------

  In late 1992 and early 1993, the Company and SBI settled certain employment-related compensation claims with three of the four senior officers whose employment with the Company and SBI ended following the August 1991 announcement of certain earlier improprieties by former employees. The Company has not resolved the compensation claims of the remaining former officer, John Gutfreund; these claims are now the subject of arbitration pursuant to New York Stock Exchange rules.


Additional Information
- ----------------------

  Additional information concerning proceedings relating to the U.S. Treasury auction and related matters is contained in Note 14, "Legal Proceedings", of
Exhibit 13, "Salomon Inc 1992 Annual Report to Stockholders", and is hereby incorporated herein by reference. For further information, copies of documents relating to the settlement with certain governmental authorities and copies of the amended consolidated complaints were filed as Exhibits 28(a) and 28(b), respectively, to the Company's 1992 Annual Report on Form 10-K. Based on information currently available and established reserves, the Company believes the ultimate disposition of pending legal proceedings in connection with the United States Treasury auction and related matters will not have a material adverse effect on the Company's consolidated financial condition.

II.  Other Legal Proceedings
     -----------------------

  Commencing in 1987, 21 purported derivative lawsuits were filed in Delaware Chancery Court, New Castle County, New York Supreme Court, New York County and in the Southern District of New York (In re Salomon Inc Shareholder Litigation)
                                     -----------------------------------------
against, among others, the Company and its directors (including its current directors other than Messrs. Buffett, Denham, Hall, Maughan, Munger, Simpson and Young) and in two instances Berkshire Hathaway Inc. ("Berkshire") arising out of the Company's purchase of 21,282,070 shares of its Common Stock beneficially owned by Minerals and Resources Corporation Limited at $38.00 per share and the Company's sale for $700 million of 700,000 shares of its Preferred Stock to affiliates of Berkshire. In addition, the lawsuits challenge the Company's distribution of Preferred Share Purchase Rights to its shareholders on February 18, 1988 and the amendment of certain of the Company's employment benefit plans. The complaints allege, among other things, that the aforesaid corporate actions were part of a scheme to maintain the positions of the defendant directors with the Company in derogation of their fiduciary duties and that the Company had the opportunity to sell the Preferred Stock on superior terms. The complaints seek, among other things, injunctive relief with respect to the challenged corporate actions, rescission of such corporate actions and monetary damages. The litigation in Delaware (consisting of 19 of the purported derivative lawsuits) had been consolidated under the caption In re Salomon Inc Shareholder
                                        -----------------------------
Litigation, Civil Action No. 9296. The Delaware court, on May 24, 1993, entered
- ----------
into a stipulation and order of dismissal without prejudice with respect to this consolidated action.

  SBI has been named as a defendant in a purported class action brought in May 1988 in the Delaware Chancery Court for New Castle County (Shields and Van De
                                                           ------------------
Walle v. L.F. Rothchild, Unterberg, Towbin Holdings, Inc., et al.). The
- -----------------------------------------------------------------
defendants include L.F. Rothchild, Unterberg, Towbin Holdings, Inc. ("Holdings"), certain of its officers and directors, certain selling shareholders and controlling persons and the lead underwriters for Holdings' March 1986 public offering of 7,676,325 shares of Common Stock at $20.50 per share. Plaintiffs purport to represent a class of all persons who purchased stock pursuant to that offer. Together with Shearson Lehman Brothers Incorporated and L.F. Rothchild Incorporated ("L.F. Rothchild"), SBI acted as one of the lead underwriters with a participation of 1,074,441 shares. In general, the complaint alleges that the prospectus prepared in connection with the offering contained untrue statements of material fact and omitted to state material facts in violation of the Federal securities laws. The complaint seeks, among other things, compensation and punitive damages in unspecified amounts as well as the costs of the action. Both Holdings and L.F. Rothchild have been reorganized in bankruptcy proceedings which are continuing. In February 1990, the court determined that the action should be stayed as to all defendants pending resolution of a class proof of claim filed by the Shields and Van De Walle plaintiffs in the Holdings
                            ------------------------
bankruptcy proceeding that alleges the same claims contained in the Shields and
                                                                    -----------
Van De Walle complaint. That proof of claim was withdrawn, and with the
- ------------
completion of the reorganization of Holdings, the stay has been lifted and pre-trial proceedings have resumed.

  Numerous purported class actions, which are consolidated in the United States District Court for the Eastern District of Louisiana (In re Taxable Municipal
                                                     ------------------------
Bond Securities Litigation), were commenced in 1990 and 1991 in connection with
- --------------------------
various taxable municipal bond offerings in 1986 managed by Drexel Burnham Lambert Incorporated ("Drexel Burnham"), including bonds issued by authorities in Colorado, Louisiana, Nebraska, Tennessee and Texas. The defendants include the issuing authorities, the co-managers of the offerings (other than Drexel Burnham which has undergone bankruptcy proceedings) and certain of their officers, Michael R. Milken, Executive Life Insurance Company, First Executive Corporation, law firms, the bond trustees, and the underwriting syndicates for the offerings. SBI was a member of the above underwriting syndicates with an aggregate participation of approximately $50 million, and has been named as a defendant in certain of the actions described above. The plaintiffs purport to represent a class of bond purchasers who purchased the various bonds during the period from the issuance of the bonds in 1986 through approximately April 1990 and were damaged thereby. In general, the complaints allege that the offering documents prepared in connection with the offerings contained untrue statements of material fact and omitted to state material facts in violation of various Federal and state securities laws as well as fraud, negligent misrepresentation and breach of fiduciary duty. The complaints seek, among other things, compensatory and punitive damages in unspecified amounts, rescission, interest and costs and expenses of the actions. Executive Life Insurance Company, the company that issued and guaranteed investment contracts in which the proceeds of the bond issues were invested, has been placed in conservatorship by the California Commissioner of Insurance.

  Salomon Forex Inc ("Salomon Forex"), an indirect wholly owned subsidiary of the Company, filed an amended complaint in a collection action in the United States District Court for the Eastern District of Virginia (Salomon Forex Inc v.
                                                           ---------------------
Tauber) in November 1991 against Laszlo N. Tauber ("Tauber") seeking to recover
- ------
approximately $26 million payable under certain foreign exchange transactions Salomon Forex entered at various dates which matured in July and August 1991. Tauber filed an answer raising numerous defenses and a counterclaim and third-party complaint raising numerous claims against Salomon Forex, the Company and SBI, as well as certain employees of SBI, asserting that the counterclaim and third-party defendants violated U.S. commodities, New York and Virginia gambling and New York bucketing laws, as well as committed common law fraud, breach of fiduciary duty, breach of implied covenants of good faith and fair dealing and breach of a duty to disclose material information. The counterclaim and third-party complaint sought unspecified compensatory damages asserted to exceed $20 million, unspecified punitive damages in an amount equal to twice compensatory damages and a judgment that certain transactions be declared null and void. On March 27, 1992, summary judgment was entered in favor of Salomon Forex for the principal amount due of $25,831,453.01, plus prejudgment interest of $1,435,134.79. Tauber appealed unsuccessfully to the United States Court of Appeals for the Fourth Circuit and has petitioned the United States Supreme Court for review of that decision.

  SBI privately placed in three separate offerings approximately $157.2 million of first mortgage notes issued by Motels of America, Inc. ("MOA") to finance the purchases of three portfolios of motel properties: $70.6 million of such notes placed in August 1987 ("Portfolio I"); $23.4 million of such notes placed in March 1988 ("Portfolio II"); and $63.2 million of such notes placed in August 1989 ("Portfolio III"). In each offering, the notes were nonrecourse to MOA and secured by mortgages on the respective portfolios of motel properties being purchased by MOA. SBI received three participation interests in net operating income from the properties securing the mortgage notes, 95% of which in two instances and 100% of which in one instance were then sold to Ameritech Pension Trust ("APT") for purchase prices aggregating approximately $19.3 million. Following MOA's bankruptcy filing in the United States Bankruptcy Court for the District of Delaware, in or about December 1991, MOA and Ben Franklin Properties, Inc. ("Ben Franklin"), an assignee of the participation interests which had been sold to APT, commenced an adversary proceeding in the MOA bankruptcy case against SBI and Salomon Brothers Realty Corporation ("SBRC"). Although SBI and SBRC denied the material allegations of the adversary complaint, on March 27, 1992, SBI and SBRC entered into a settlement agreement with MOA and Ben Franklin, which settlement was approved by the Bankruptcy Court on July 23, 1992. On September 9, 1992, the Bankruptcy Court approved the plan of reorganization for MOA.

  In September 1992, Harris Trust and Savings Bank (as trustee for APT), Ameritech Corporation, and an officer of Ameritech filed a complaint against SBI and SBRC in the United States District Court for the Northern District of Illinois (the "Northern District of Illinois"), alleging that all three purchases by APT of MOA participation interests, as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interest for Portfolio III violated RICO and the Illinois Consumer Fraud and Deceptive Business Practices Act, and is actionable as common law fraud and negligent misrepresentation. SBI and SBRC moved to dismiss the APT complaint. On December 24, 1992, the Court dismissed one of the ERISA claims and all of the RICO claims. On March 5, 1993, plaintiffs filed a second amended complaint alleging that all four purchases of the participation interests violated ERISA and that the purchases of the participation interests for Portfolio III and for the Best Inns portfolio violated RICO and state law. Plaintiffs' second amended complaint seeks (i) a judgment on the ERISA claims in the amount of the purchase prices of the four participation interests (alleged to be approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (ii) a judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims, as well as other relief. On April 5, 1993 SBI and SBRC answered the second amended complaint in part, moved to dismiss in part and asserted counterclaims against plaintiff Ameritech Corp. On August 16, 1993 the court (i) again dismissed the RICO claims as well as plaintiffs' claims for breach of contract and unjust enrichment; (ii) denied SBI's motion to dismiss the repleaded claim under ERISA alleging that SBI participated in a fiduciary's breach; and (iii) denied Ameritech's motion to dismiss SBI's counterclaims. Discovery with respect to the remaining claims is ongoing. The Department of Labor has advised SBI that it is reviewing the transactions in which APT acquired such participation interests.

  Golder, Thoma, Cressey Fund III Limited Partnership, et al. v. Salomon
  ----------------------------------------------------------------------
Brothers Inc, is a lawsuit brought by Golder, Thoma, Cressey Fund III Limited
- ------------
Partnership and three individuals purporting to represent eleven members of senior management of Health Care and Retirement Corporation of America ("HCRA"), in the Circuit Court of Cook County, Illinois on July 10, 1992 against SBI in connection with SBI's performance in providing financial advisory services for the proposed acquisition by the plaintiffs of HCRA in 1991. The lawsuit asserts claims for negligence, breach of fiduciary duty, negligent misrepresentation and breach of contract. Plaintiffs seek to recover damages purported to exceed $190 million due to their alleged inability to complete the acquisition at an advantageous price, $6 million of alleged fees and expenses, punitive damages and attorneys' fees, as well as costs and other relief.

  SBI is a defendant in three actions arising out of the acquisition of The Pacific Lumber Company ("Pacific Lumber") in 1985 by MAXXAM Group, Inc. ("MAXXAM") in which SBI acted as financial adviser to Pacific Lumber. One of such actions, originally filed in October 1988, was transferred on May 25, 1989 and is now pending in the United States District Court for the Southern District of New York as part of a consolidated proceeding captioned In re Ivan F.
                                                           -------------
Boesky Securities Litigation, MDL No. 732. The complaint in this action
- ----------------------------
asserts federal securities law claims against SBI by individual plaintiffs who claim to be former shareholders of Pacific Lumber, and includes allegations that there were allegedly false and misleading statements or omissions in connection with SBI's opinion that the final price of $40 per share offered and ultimately paid by MAXXAM for the approximately 20 million outstanding shares of Pacific Lumber stock in the acquisition was fair to the shareholders of Pacific Lumber from a financial point of view. The complaint also asserts claims against several other defendants in connection with the acquisition of Pacific Lumber, including MAXXAM and various of its affiliates, as well as Pacific Lumber and the former directors of Pacific Lumber. Although the complaint does not specify the amount of damages sought from the defendants, plaintiffs claim that the Pacific Lumber stock was worth substantially more than what was paid by MAXXAM. A trial date of April 11, 1994 has been scheduled by the Court in this action. SBI is also named as a defendant in two state court class actions arising out of the acquisition of Pacific Lumber, Russ et al. v.
                                                                --------------
Milken et al. DR 85429, and Thompson, et al. v. Elam, et al., which were filed
- -------------               --------------------------------
in October 1989 in the Humboldt County Superior Court in California. The state court actions have been stayed pursuant to stipulations between counsel.

  Information concerning environmental proceedings involving the Company contained in the third through ninth paragraphs of Note 14, "Legal Proceedings" of Exhibit 13, "Salomon Inc 1993 Annual Report Financial Information", is hereby incorporated herein by reference.

  In addition, other legal proceedings are pending against or involve the Company and its subsidiaries. Based on information currently available and established reserves, the Company believes the ultimate disposition of legal proceedings involving the Company will not have a material adverse effect on the Company's consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of 1993.


EXECUTIVE OFFICERS OF THE REGISTRANT


Name and Age                             Office
- ------------                             ------

Jerome H. Bailey (41)    Chief Financial Officer since June 1993, previously
                         employed at Morgan Stanley in various executive capacities for more than five years

Robert E. Denham (48)*   Chairman and Chief Executive Officer since June 1992;
                         previously General Counsel from September 1991;
                         previously a partner in the law firm of Munger, Tolles
                         & Olson, Los Angeles, California, for more than four years. He rejoined Munger, Tolles & Olson as a partner in August 1992 and resigned from that firm on December
                         31, 1993.


David C. Fisher (47)     Controller since 1989; previously employed by Salomon
                         Brothers Inc in various executive capacities from 1985

Name and Age                             Office
- ------------                             ------

Andrew J. Hall (43)*     Executive Vice President since May 1991; Chairman and
                         President of the Phibro Division since January 1, 1993;
                         Chairman and Chief Executive Officer of Phibro Energy,
                         Inc. from January 1992 to December 1992 and President of Phibro Energy, Inc. from 1987 to December 1992


Gedale B. Horowitz (61)* Executive Vice President since 1981


John G. Macfarlane (39)  Treasurer since 1989; Treasurer of Salomon Brothers Inc since 1989; previously employed by Salomon Brothers Inc in various executive capacities from 1979


Deryck C. Maughan (46)*  Executive Vice President since May 1993; Chairman and
                         Chief Executive Officer of Salomon Brothers Inc since May 1992; previously Chief Operating Officer of Salomon Brothers Inc from August 1991; Vice Chairman of Salomon Brothers Inc from January 1991 to August 1991; Chairman of Salomon Brothers Asia Limited from 1986 to 1991


Robert H. Mundheim (61)  Executive Vice President and General Counsel since
                         December 1993; General Counsel since September 1992; previously co-chairman of the law firm Fried, Frank, Harris, Shriver and Jacobson, New York, from March 1990 after having served as Dean of the University of Pennsylvania Law School for more than seven years


*                        Also a Director of Salomon Inc


Officers of the Registrant are elected annually at the May meeting of the Company's Board of Directors that follows the Annual Meeting of Stockholders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

       Information concerning the market for the Registrant's common equity and related stockholder matters in Exhibit 13, "Salomon Inc 1993 Annual Report Financial Information," under the caption "Common Stock Data" on page 85, is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

       Selected financial data in Exhibit 13, "Salomon Inc 1993 Annual Report Financial Information," under the caption "Five Year Summary of Selected Financial Information" on page 86, is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial Condition and Results of Operations contained under the following captions in Exhibit 13, "Salomon Inc 1993 Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

            Financial Highlights (page 1)

            Overview of 1993 (on pages 13 through 19)

            Segment Information (on pages 20 through 30)

            Capital and Liquidity Management (on pages 31 through 38)

            Risk Management (on pages 39 through 45)


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Consolidated Financial Statements of the Company and subsidiaries, together with the Summary of Accounting Policies, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, contained in Exhibit 13, "Salomon Inc 1993 Annual Report Financial Information" on pages 48 through 84, and the information appearing under the caption "Selected Quarterly Financial Data (Unaudited)" on page 85 of such Exhibit are deemed part of this Annual Report on Form 10-K and are hereby incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There were no changes in or disagreements with accountants reportable herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a)  Directors -
            ---------

            Information concerning directors of the Registrant is contained under the caption "Election of Directors" in the Proxy Statement for the 1994 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

       (b)  Executive Officers -
            ------------------

            Information concerning executive officers of the Registrant is presented in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

       Information concerning executive compensation is contained under the captions "Election of Directors - Executive Compensation" and "Election of Directors - Board of Directors' Meetings, Committees and Fees" in the Proxy Statement for the 1994 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information concerning security ownership of certain beneficial owners and management is contained under the caption "Election of Directors
       - Information as to Certain Stockholdings" in the Proxy Statement for the 1994 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information concerning certain relationships and related transactions is contained under the caption "Election of Directors - Certain Transactions and Legal Matters" in the Proxy Statement for the 1994 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  Financial Statements and Schedules
            ----------------------------------

(1)  Financial Statements

The Consolidated Financial Statements of the Company and subsidiaries, together with the Summary of Accounting Policies, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, dated February 10, 1994, are contained in Exhibit 13, "Salomon Inc 1993 Annual Report Financial Information," and are hereby incorporated herein by reference.


(2)  Schedules

Report of Independent Public Accountants on Schedules I and II

Schedule I - Marketable Securities

Schedule II - Amounts Receivable From Related Parties and Underwriters, Promoters and Employees Other Than Related Parties

(Other schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.)


(3)  Exhibits


3(a) Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3 to Quarterly Reports on Form 10-Q for the quarters ended June 30, 1987 and June 30, 1986, Exhibit 4(a) to Registration Statement Number 2-84733 on Form S-3 filed June 30, 1983,
       Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1987, Exhibit A to Exhibit 1 to Registration Statement on Form 8-A filed February 11, 1988, Exhibit 3 to Current Report on Form 8-K dated June 13, 1991, and Exhibit 4(a) to Current Report on Form 8-K dated February 22, 1993)

3(b) By-laws of the Company, as amended (incorporated by reference to Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended September 30,
       1992)

4(a)   Certificate of Incorporation of the Company.  See Exhibit 3(a) above.

4(b) Rights Agreement dated as of February 8, 1988 between Salomon Brothers Inc and Morgan Shareholders Services Trust Company and related letter dated February 9, 1988 from Berkshire Hathaway Inc. (incorporated by reference to Exhibit 28 to Annual Report on Form 10-K for the year ended December 31, 1987)

       --------------------

4(c) First Amendment dated December 7, 1988 to Rights Agreement dated as of February 8, 1988 between Salomon Inc and Morgan Shareholder Services Trust Company (incorporated by reference to Exhibit 28 to Annual Report on Form 10-K for the year ended December 31, 1988)

4(d) Contract dated September 27, 1987 between Berkshire Hathaway Inc. and Salomon Inc and letter dated September 28, 1987 amending said contract (incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31, 1987)

4(e) The Company agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries that does not exceed 10 percent of the total consolidated assets of the Company.

10(a) Lease between 7 World Trade Center Company and Salomon Inc dated November 23, 1988 (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K, as amended, for the year ended December 31, 1991)

10(b) Foundation Agreement for the creation of the Joint Enterprise "White Nights" between Varyeganneftegaz Production Association, Phibro Energy Production, Inc. and Anglo-Suisse (U.S.S.R.) L.P. dated November 1, 1990. (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K, as amended, for the year ended December 31, 1991)

10(c) Charter of the Joint Enterprise "White Nights" (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K, as amended, for the year ended December 31, 1991)

10(d) Non-Qualified Stock Option Plan of 1984 (incorporated by reference to Exhibit A to the Proxy Statement for the 1988 Annual Meeting of the Stockholders)

12(a)* Calculation of Ratio of Earnings to Fixed Charges

12(b)* Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred
       Dividends

13* Salomon Inc 1993 Annual Report Financial Information (furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Report except for those portions which are expressly incorporated by reference)

21*    Subsidiaries of the Registrant

23*    Consent of Independent Public Accountants

24*    Powers of Attorney

*      Filed herewith

       --------------------

99(a) Copies of the settlement documents relating to the resolution of certain governmental investigations with respect to the U.S. Treasury auction and related matters. (incorporated by reference to Exhibit 28(a) to the Annual Report on Form 10-K for the year ended December 31, 1992)

99(b) Copies of the amended consolidated complaints filed in connection with In re Salomon Inc Securities Litigation, In re Salomon Brothers Treasury Litigation and In re Salomon Inc Shareholders' Derivative Litigation. (incorporated by reference to Exhibit 28(b) to the Annual Report on Form 10-K for the year ended December 31, 1992)

99(c) Summaries of the complaints filed against the Company, SBI and certain present and former directors, officers and employees of the Company and SBI in the six individual actions named in Item 3 with respect to the U.S. Treasury auction and related matters. (incorporated by reference to Exhibit 28(c) to the Annual Report on Form 10-K for the year ended December 31, 1992)

99(d) Copies of the six complaints summarized in Exhibit 28(c) which were filed against the Company, SBI or certain present and former directors, officers and employees of the Company and SBI with respect to the U.S. Treasury auction and related matters (incorporated by reference to Exhibit 28(c) to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1991; Exhibit 28(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991;
       Exhibit 28(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992; Exhibit 28(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992; Exhibit 28(f) to the Company's Current Report on Form 8-K dated September 16, 1991 and Exhibits 28(b) and (c) to the Company's Current Report on Form 8-K dated July 28, 1992.

(b)    Reports on Form 8-K
       -------------------

       The Company filed a Current Report on Form 8-K dated November 5, 1993, reporting under Item 5 ("Other Events:") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the completed offering and sale of 1,150,000 of the Company's AMEX Hong Kong 30 Index Call Warrants Expiring November 3, 1995 and the related Underwriting Agreement, Warrant Agreement and Opinions of counsel.

       The Company filed a Current Report on Form 8-K dated December 17, 1993, reporting under Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") a Form T-1 Statement of Eligibility.

       The Company filed a Current Report on Form 8-K dated January 12, 1994, reporting under Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") a Form T-1 Statement of Eligibility.

       The Company filed a Current Report on Form 8-K dated January 18, 1994, reporting under Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") an Indenture and a Form T-1 Statement of Eligibility.

       The Company filed a Current Report on Form 8-K dated January 27, 1994, reporting under Item 5 ("Other Events:") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

       The Company filed a Current Report on Form 8-K dated March 7, 1994, reporting under Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") a Form T-1 Statement of Eligibility.

SALOMON INC
FINANCIAL STATEMENT SCHEDULE INDEX



Schedule
Number                                Description
- ------                                -----------

                             Report of Independent Public Accountants on
                             Schedules I and II

 I                           Marketable Securities

 II Amounts Receivable From Related Parties and Underwriters, Promoters and Employees Other Than Related Parties

Report of Independent Public Accountants on Schedules I and II  -


To Salomon Inc:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Salomon Inc and subsidiaries included in
Exhibit 13, "Salomon Inc 1993 Annual Report Financial Information," incorporated by reference and deemed part of this Annual Report on Form 10-K, and have issued our report thereon dated February 10, 1994. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. Schedules I and II are the responsibility of the Company's management. They are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



New York, New York                            ARTHUR ANDERSEN & CO.
February 10, 1994

                                                                      SCHEDULE I

                          SALOMON INC AND SUBSIDIARIES
                             MARKETABLE SECURITIES
                               DECEMBER 31, 1993






                                                       Amount Carried
                                                           in the
                                                        Statement of
                                                    Financial Condition
                                                       (Market Value)

         Financial Instruments                     (Dollars in millions)
         ---------------------                     ---------------------
U.S. government and agencies, various                           $ 42,485
 issues

Non-U.S. government securities:
        Italy, various issues              $11,258
        United Kingdom, various issues       9,290
        Germany, various issues              6,132
        Other governments                   11,599*               38,279
                                           -------

Options and contractual commitments                                8,581*

Corporate debt securities                                         11,876*

Mortgage loans and collateralized                                  4,227*
 mortgage securities

Equity securities                                                  7,178*

Money market instruments                                             333

Precious metals                                                       19

Other                                                              5,945*
                                                         ---------------

                                                                $118,923
                                                         ===============


* No individual issuer or counterparty exceeds 2% of consolidated total assets.

                                                                     SCHEDULE II

                          SALOMON INC AND SUBSIDIARIES
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993



                                 BALANCE AT                          BALANCE AT
                                BEGINNING OF               AMOUNT      END OF
NAME OF DEBTOR                     PERIOD     ADDITIONS   COLLECTED    PERIOD*
- -------------------------------------------------------------------------------
Year Ended December 31, 1993
- ----------------------------
Joseph Anastasio                    $704,000  $          $             $704,000  (a)
Richard Barrett                      400,000               (200,000)    200,000  (b)
Richard Boughrum                      33,639                (33,639)
Douglas Brengel                      250,000                            250,000  (c)
Christopher Campbell                  40,000                (40,000)
Mark Field                           740,000               (740,000)
Chris Franke                          78,500                (13,000)     65,500  (d)
Dennis Keegan                                 2,500,000  (2,500,000)
Robert Mundheim                                 900,000                 900,000  (e)
George Styskal                        75,000                (18,750)     56,250  (f)
James Worms                                     700,000                 700,000  (g)



* All loans outstanding at December 31, 1993 are non-interest bearing except for Chris Franke who is no longer an employee.

(a) In February 1994 the Company assumed title to the home financed by this loan, thus eliminating the obligation.

(b) Remaining balance of $200,000 repaid January 15, 1994.

(c) Remaining balance of $250,000 repaid January 31, 1994.

(d) $5,000 repaid January 16, 1994, remainder due upon sale of home.

(e) Balance payable in three $200,000 and one $300,000 annual installments commencing November 30, 1995.

(f) Remaining balance payable in three $18,750 annual installments commencing January 31, 1994.

(g) $700,000 due upon sale of home.

                                                                     SCHEDULE II
                                                                     (Continued)

                          SALOMON INC AND SUBSIDIARIES
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993



                                 BALANCE AT                          BALANCE AT
                                BEGINNING OF               AMOUNT      END OF
NAME OF DEBTOR                     PERIOD     ADDITIONS   COLLECTED    PERIOD
- -------------------------------------------------------------------------------
Year Ended December 31, 1992
- ----------------------------
Joseph Anastasio                  $  704,000  $          $           $  704,000
Richard Barrett                      600,000               (200,000)    400,000
Richard Boughrum                      33,639                             33,639
Douglas Brengel                      750,000               (500,000)    250,000
Christopher Campbell                  80,000                (40,000)     40,000
Mark Field                           805,000                (65,000)    740,000
Chris Franke                          92,000                (13,500)     78,500
George Styskal                       100,000                (25,000)     75,000
Daniel Tyree                       1,000,000             (1,000,000)
Sumner White                         200,000               (200,000)

Year Ended December 31, 1991
- ----------------------------
Joseph Anastasio                $              $704,000  $           $  704,000
Richard Barrett                      800,000               (200,000)    600,000
Richard Boughrum                      33,639                             33,639
Douglas Brengel                    1,000,000               (250,000)    750,000
Christopher Campbell                 120,000                (40,000)     80,000
Michael Corbat                        75,000                (75,000)
Mark Field                           935,000               (130,000)    805,000
Chris Franke                          92,000                             92,000
Robert Powers                         40,000                (40,000)
George Styskal                       150,000                (50,000)    100,000
Daniel Tyree                       1,000,000                          1,000,000
Sumner White                         200,000                            200,000

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1994.


SALOMON INC                                      By /s/ Arnold S. Olshin
- -----------------------                         --------------------------
 (Registrant)                                        (Secretary)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Robert E. Denham            Chief Executive Officer
                             and Director             March 30, 1994

Jerome H. Bailey            Chief Financial Officer   March 30, 1994

David C. Fisher             Chief Accounting Officer  March 30, 1994

Dwayne O. Andreas*          Director                  March 30, 1994

Warren E. Buffett*          Director                  March 30, 1994

Andrew J. Hall*             Director                  March 30, 1994

Gedale B. Horowitz*         Director                  March 30, 1994

Deryck C. Maughan*          Director                  March 30, 1994

William F. May*             Director                  March 30, 1994

Charles T. Munger*          Director                  March 30, 1994

Louis A. Simpson*           Director                  March 30, 1994

David I. Young*             Director                  March 30, 1994

Robert G. Zeller*           Director                  March 30, 1994

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director, on the 30th day of March, 1994.

                                       By     /s/ Arnold S. Olshin
                                     -----------------------------
                                           (Attorney-In-Fact)

SALOMON INC
FORM 10-K EXHIBIT INDEX



Certain exhibits to this Form 10-K have been incorporated by reference in Part IV Item 14. The following exhibits are being filed herewith:

Exhibit Number                Description
- --------------                -----------

12(a)             Calculation of Ratio of Earnings to Fixed
                   Charges
12(b)             Calculation of Ratio of Earnings to Combined
                   Fixed Charges and Preferred Dividends
13                Salomon Inc 1993 Annual Report Financial
                   Information
21                Subsidiaries of the Registrant
23                Consent of Independent Public Accountants
24                Powers of Attorney