Form 10-Q
period 1994-03-31
SALOMON INC
filed 1994-05-13
CIK 200245

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
March 31, 1994
Commission File Number 1-4346

SALOMON INC
(Exact name of registrant as specified in its charter)

Delaware                             22-1660266
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)   Identification No.)

Seven World Trade Center, New York, New York      10048
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (212) 783-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

Number of shares of common stock outstanding at April 30, 1994: 105,933,512

XXX BEGIN PAGE 2 XXX
SALOMON INC
Form 10-Q

PART I FINANCIAL INFORMATION
                                                              Page No.
Item 1.  Financial Statements (unaudited):

Consolidated Statement of Income -
  Three months ended March 31, 1994 and 1993                            3

Condensed Consolidated Statement of Financial Condition -
  March 31, 1994 and December 31, 1993                                4-5

Summary of Options and Contractual Commitments -
  March 31, 1994 and December 31, 1993                                  6

Condensed Consolidated Statement of Cash Flows -
  Three months ended March 31, 1994 and 1993                            7

Notes to Unaudited Condensed Consolidated Financial
  Statements                                                          8-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10-16

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                          17

Item 4.     Submission of Matters to a Vote of Security Holders     17-18

Item 6 .    Exhibits and Reports on Form 8-K                        18-19


SIGNATURES                                                             20

XXX BEGIN PAGE 3 XXX
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 CONSOLIDATED STATEMENT OF INCOME
 (unaudited)
 Dollars in millions, except per share amounts
 Three months ended March 31,                             1994     1993
Revenues:
 Interest and dividends                                 $1,302   $1,420
 Principal transactions                                    197      (50)
 Investment banking                                        170      149
 Commissions                                                90       66
 Other                                                      10        6
 Total revenues                                          1,769    1,591
 Interest expense                                        1,058    1,168
Revenues, net of interest expense                          711      423
Noninterest expenses:
 Compensation and employee-related                         417      338
 Technology                                                 61       63
 Occupancy                                                  38       49
 Professional services and business development             34       28
 Clearing and exchange fees                                 19       14
 Other                                                      30       44
Total noninterest expenses                                 599      536
Income (loss) before taxes and cumulative
    effect of change in accounting principles              112     (113)
Income taxes                                                46      (48)
Income (loss) before cumulative
    effect of change in accounting principles               66      (65)
Cumulative effect of change in accounting principles,
    net of tax benefit of $28                                -      (37)
Net income (loss)                                       $   66   $ (102)
Per common share:
Primary earnings (loss) before cumulative effect of
    change in accounting principles                     $ 0.48   $(0.76)
Cumulative effect of change in accounting principles         -    (0.34)
Primary earnings (loss)                                 $ 0.48   $(1.10)
Fully diluted earnings (loss) before cumulative
    effect of change in accounting principles           $ 0.48   $(0.76)
Cumulative effect of change in accounting principles         -    (0.34)
Fully diluted earnings (loss)                           $ 0.48   $(1.10)
Dividends                                               $ 0.16   $ 0.16
Weighted average shares of common stock
      outstanding (in thousands):
For primary earnings per share                         110,600  110,100
For fully diluted earnings per share                   111,100  110,100

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

 XXX BEGIN PAGE 4 XXX

 CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
 (unaudited)
 Dollars in millions                                      March 31, 1994             December 31, 1993
ASSETS
 Cash                                                             $    688                   $    908

 Financial instruments:
      U.S. government and agency securities             $32,624                    $42,485
      Non-U.S. government securities                     33,127                     38,279
      Corporate debt securities                          13,130                     11,876
      Options and contractual commitments                10,743                      8,485
      Equity securities                                   6,135                      7,178
      Mortgage loans and collateralized
           mortgage securities                            4,436                      4,227
      Money markets, municipal securities
            and other                                     2,266                      6,278
                                                                   102,461                    118,808

 Commodities-related products and instruments:
      Crude oil, refined products and other
        physical commodities                                389                        488
      Options and contractual commitments                   395                        366
                                                                       784                        854

 Collateralized short-term financing agreements:
      Securities purchased under agreements to resell    37,691                     36,924
      Securities borrowed and other                      12,224                     11,965
                                                                    49,915                     48,889

 Receivables                                                        13,928                      9,659

 Assets securing collateralized mortgage obligations                 3,657                      3,887

 Property, plant and equipment, net                                  1,124                      1,122

 Other assets, including intangibles                                   759                        708
      Total assets                                                $173,316                   $184,835

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

XXX BEGIN PAGE 5 XXX

 CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
 Dollars in millions                                      March 31, 1994        December 31, 1993
LIABILITIES AND STOCKHOLDERS' EQUITY
 Short-term borrowings:
      Securities sold under agreements to repurchase    $74,167                   $86,066
      Bank borrowings                                     4,141                     3,644
      Securities loaned                                   2,445                     2,172
      Deposit liabilities                                 2,159                     1,293
      Commercial paper                                      962                     1,344
      Other                                               2,680                     3,371
                                                                  $ 86,554                    $ 97,890
 Financial and commodities-related energy instruments
 sold, not yet purchased, and other contractual
 commitments:
      U.S. government and agency securities              25,566                   30,714
      Non-U.S. government securities                     12,349                    9,604
      Financial options and contractual
           commitments                                   10,683                   10,619
      Equity securities                                   3,465                    3,434
      Corporate debt securities                           1,945                    1,635
      Commodities, including options and contractual
           commitments                                      553                      464
                                                                    54,561                       56,470
 Payables and accrued liabilities                                    9,645                        9,644
 Collateralized mortgage obligations                                 3,499                        3,808
 Term debt                                                          13,950                       11,692
      Total liabilities                                            168,209                      179,504
 Commitments and contingencies (Note 2)
 Redeemable preferred stock, Series A                                  700                          700
 Stockholders' equity:
      Preferred  stock, Series C and D                      312                      312
      Common stock                                          156                      156
      Additional paid-in capital                            297                      295
      Retained earnings                                   5,242                    5,208
      Cumulative translation adjustments                     (2)                     (11)
      Equity Partnership Plan,net                            45                       85
      Common stock held in treasury, at cost             (1,643)                  (1,414)
       Total stockholders' equity                                    4,407                        4,631
      Total liabilities and stockholders' equity                  $173,316                     $184,835

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

 XXX BEGIN PAGE 6 XXX

SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
 (unaudited)

Market or Fair Value Recorded as Assets on the Statement of Financial Condition

                                                  March 31,    Month-end    Month-end    Quarter*    December 31,
Dollars in billions                                    1994         High          Low     Average            1993
Swap agreements, swap options, caps and floors    $     8.0    $     8.0    $     5.8    $    6.4    $        6.0
Index and equity options and warrants                   1.2          1.3          1.1         1.2             1.1
Foreign exchange contracts and options                  1.1          1.3           .8         1.1             1.1
Other                                                    .4           .4           .3          .4              .3
Total market or fair value of financial options
  and contractual commitments                     $    10.7                              $    9.1    $        8.5
Commodities-related instruments                   $      .4    $      .4    $      .3    $     .4    $         .4

* Based on month-end balances; on a weekly basis, average financial options and contractual commitments were $7.9 billion.

Credit Exposure, Net of Collateral, By Risk Class*
                                                                                March 31, 1994
                                                                                            Transactions With More
 Dollars in billions                                                All Transactions       Than 3 Years to Maturity
                                                                 Banks       NonBanks       Banks         NonBanks
Financial over-the-counter derivatives, excluding
 foreign exchange:
  Risk classes 1 and 2                                         $     1.0    $      .3    $     .5    $         .2
  Risk class 3                                                        .5           .8          .2              .5
  Risk classes 4 and 5                                                .5           .6          .3              .2
                                                                     2.0          1.7         1.0              .9

Foreign exchange:
  Risk classes 1 and 2                                                .2           .1           -               -
  Risk class 3                                                        .1           .1           -               -
  Risk classes 4 and 5                                                .1           .3           -               -
                                                                      .4           .5           -               -
Total credit exposure, net of collateral                       $     2.4    $     2.2    $     1.0   $         .9
Commodities-related instruments**                              $       -    $      .4    $       -   $          -

*To monitor credit risk, the Company utilizes a series of eight internal designations of counterparty credit quality.  These designations are analogous to external credit ratings whereby risk classes one through three are high quality investment grades.  Risk classes four and five include counterparties ranging from the lowest investment grade to the highest non-investment grade level.  Risk classes six, seven and eight represent higher risk counterparties and, at March 31, 1994, were less than $100 million.
**The substantial majority of credit exposure arising from commodities-related instruments is with counterparties of investment grade quality.  A small portion of such exposure relates to transactions with more than three years to maturity.

Notional Amounts
                                                                            March 31,                December 31,
Dollars in billions                                                              1994                        1993
Financial futures contracts                                                 $     588                $        473
Swap Agreements                                                                   277                         233
Financial options and warrants sold or written                                    106                         102
Forward securities contracts                                                      103                          98
Forward currency contracts                                                         60                          51
Interest rate cap and floor agreements written                                     35                          32
Commodities-related contractual commitments and options written                    18                          10

XXX BEGIN PAGE 7 XXX

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (unaudited)
 Dollars in millions
 Three months ended March 31,                                          1994                       1993
Cash used in operating activities                                   $ (1,882)                  $  (962)
 Cash flows from financing activities:
      Proceeds from -
           Issuance of term debt                                       2,938                     1,855
           Issuance of preferred stock                                     -                       200
           Employee stock purchase and option plans                        7                        16
      Total cash proceeds from financing activities                    2,945                     2,071
      Payments for -
           Term debt maturities and repurchases                          854                       758
           Collateralized mortgage obligations                           337                       198
           Purchase of common stock for treasury                         237                         -
           Dividends on common stock                                      18                        18
           Dividends on preferred stock*                                  13                        18
           Equity Partnership Plan, net                                   40                        14
      Total cash payments for financing activities                     1,499                     1,006
 Cash provided by financing activities                                 1,446                     1,065
 Cash flows from investing activities:
      Proceeds from -
           Assets securing collateralized mortgage obligations           255                       296
      Total cash proceeds from investing activities                      255                       296
      Payments for -
           Property, plant and equipment                                  39                        43
      Total cash payments for investing activities                        39                        43
 Cash provided by investing activities                                   216                       253
 Increase (decrease) in cash                                            (220)                      356
 Cash at January 1                                                       908                       620
 Cash at March 31                                                   $    688                   $   976

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.
* Dividends on preferred stock are adjusted for the after tax impact of interest rate swaps that effectively convert the Company's fixed-rate dividend obligations to variable-rate obligations. In the first quarter of 1993, the impact of the swaps related to the Series A Preferred was included in reported earnings.

 XXX BEGIN PAGE 8 XXX
Notes to Unaudited Condensed Consolidated Financial
Statements

1.   Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Salomon Inc and all majority-owned subsidiaries for which control is deemed to be other than temporary (collectively, the "Company"). These financial statements include all adjustments necessary for a fair presentation of financial condition, results of operations and cash flows. The Unaudited Condensed Consolidated
Financial Statements should be read in conjunction with the audited financial statements included in the Company's
Annual Report on Form 10-K for the year ended December 31,
1993. In the first quarter of 1994, the Company reclassified precious metals and related options from Financial instruments to Commodities-related products and instruments on its Consolidated Statement of Financial
Condition. Prior period amounts have been reclassified to conform with the current presentation.


2.   Legal Proceedings

Outstanding legal and environmental matters are discussed in
Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In management's opinion, there have been no changes in the status of, nor additions to, such matters that will result in any material adverse impact on the Company's financial condition.

3.   Net Capital

Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's principal regulated subsidiaries are discussed below.

Salomon Brothers Inc is registered as a broker-dealer with the U.S. Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at March 31, 1994, SBI's net capital was $1,283 million, $1,209 million in excess of regulatory requirements.

Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures Authority ("SFA") in accordance with the Financial Services Act 1986 (the "Act"). The SFA requires SBIL to have available at all times financial resources, as defined, sufficient to demonstrate continuing compliance with its rules. At March 31, 1994, SBIL's financial resources were $536 million in excess of regulatory requirements.

Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers
AG ("SBAG") are also subject to regulation in the countries in which they do business. Such regulations include requirements to maintain specified levels of net capital or its equivalent. At March 31, 1994, SBAL's net

XXX BEGIN PAGE 9 XXX

 capital was
$789 million above the minimum required by Japan's Ministry of Finance. SBAG's net capital was $55 million above the minimum required by Germany's Banking Supervisory Authority.

4. Industry Segment Reporting

     The accompanying Management's Discussion and Analysis
section includes a discussion of the operating results of the Company's industry segments. The Company's investment banking and securities activities are conducted by Salomon Brothers Holding Company Inc and its subsidiaries ("Salomon Brothers"). Commodities trading activities are conducted by the Phibro Division of Salomon Inc ("Phibro Division") and crude oil refining activities and certain other asset-based businesses are conducted by Phibro Energy USA, Inc. ("Phibro USA"). Results of The Mortgage Corporation Group Limited ("TMC"), an indirect wholly-owned subsidiary of the Company, are included in "Corporate and Other". Prior to the third quarter of 1993, TMC's results were included in the Salomon Brothers segment. Prior period results have not been restated due to immateriality. The results of Phibro Energy Production, Inc. ("PEPI"), a partner in the White Nights Russian-American oil joint venture, are also included in "Corporate and Other." Industry segment financial information is prepared in accordance with generally accepted accounting principles in the United States.

     Segment results for all periods presented include a partial allocation of Salomon Inc corporate-level expenses, the most significant of which is corporate-level net interest expense, which is allocated to the respective operating segments based upon their proportional use of the Company's equity capital. Corporate-level expenses incurred for the benefit of a particular operating segment are allocated directly to that segment. Corporate-level expenses that cannot be directly associated with the Company's operating segments are included in "Corporate and Other."

XXX BEGIN PAGE 10 XXX

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF CONSOLIDATED OPERATING RESULTS
 Dollars in millions, except per share amounts
 Three months ended March 31,                                           1994             1993
 Income (loss) before taxes and cumulative effect
   of change in accounting principles by segment:
      Salomon Brothers                                              $     39         $    (89)
      Phibro Division                                                     50                6
      Phibro USA                                                          27              (13)
      Corporate and Other                                                 (4)             (17)
 Income (loss) before taxes and cumulative
   effect of change in accounting principles                             112             (113)
 Income taxes                                                             46              (48)
 Income (loss) before cumulative effect
   of change in accounting principles                                     66              (65)
 Cumulative effect of change in accounting principles,
   net of related income taxes                                             -              (37)
 Net income (loss)                                                  $     66         $   (102)
 Per Common Share:*
 Primary earnings (loss)                                            $   0.48         $  (1.10)
 Fully diluted earnings (loss)**                                    $   0.48         $  (1.10)
 Cash dividends                                                     $   0.16         $   0.16
 Book value at period-end                                           $  38.23         $  30.88
 Annualized return on average common stockholders' equity:*
     Primary method                                                     4.9%           (9.7)%
     Fully diluted method**                                             4.9%           (9.7)%

 *1993 earnings per share data includes reductions of $.34 related to a cumulative change in accounting for certain postretirement benefits; 1993 return on average common stockholders' equity was calculated on earnings before the cumulative effect of the change in accounting principles.
**Assumes conversion of convertible notes and redeemable preferred stock, unless such assumptions result in higher returns on equity or earnings per share than determined under the primary method.

Salomon Inc recorded net income of $66 million for the 1994 first quarter. In the 1993 first quarter, Salomon Inc recorded a net loss of $102 million, which included a $37 million aftertax charge to reflect the cumulative impact of a change in accounting for postretirement health and life insurance benefits.

Earnings volatility is inherent in the Company's businesses. Salomon Brothers' Proprietary Trading Businesses are generally the largest source of this volatility. Because strategies are frequently designed with time horizons of one year or more but are marked to market continually, profits or losses reported in interim periods are extremely sensitive to changes in market prices and can, and do, vary considerably from period to period. When measured over more meaningful time periods such as four quarters, Proprietary Trading results are less volatile and have been consistently profitable. Revenues from Client-Driven Businesses are also volatile, although generally to a lesser degree than Proprietary Trading Businesses. As discussed in Salomon Brothers Results of Operations, 1994 first quarter revenues for Client-Driven Businesses were negatively affected by adverse market conditions.

Corporate and Other includes certain Salomon Inc corporate-level expenses that cannot be attributed to any of the Company's operating segments, as well as the results of PEPI, whose primary asset is its

XXX BEGIN PAGE 11 XXX

investment in the White
Nights Russian-American oil production joint venture.  The
1994 first quarter results of Corporate and Other also include the results of TMC. In the 1993 first quarter, TMC was included in Salomon Brothers' results.

PEPI's investment in White Nights had a carrying value of $64 million at March 31, 1994, unchanged since year-end.
The future of White Nights continues to be subject to great uncertainty, mainly as a result of current Russian tax policies, and in particular, when and to what extent these policies will be changed. The 1993 first quarter results of Corporate and Other included an $8 million addition to the Company's reserve for environmental matters.


 SALOMON BROTHERS

 Results of Operations
Dollars in millions
                                                                            Percent
Three months ended March 31,                           1994        1993      Change
Revenues:
Client-Driven businesses:
   Global investment banking                         $  170      $  149        14 %
   U.S. secondary markets                               250         271        (8)
   International secondary markets                      (68)        195       N/A
   Foreign exchange                                    (111)         27       N/A
   Private Investment Department and asset
       management                                        14          17       (18)
Total revenues from Client-Driven Businesses            255         659       (61)
Proprietary Trading Businesses                          341        (254)      N/A
Total revenues, net of interest expense              $  596      $  405        47%
Income (loss) before taxes and cumulative effect
 of change in accounting principles:
    Client-Driven Businesses                         $ (173)     $  230       N/A%
    Proprietary Trading Businesses                      212        (319)      N/A
Total income (loss) before taxes and cumulative
 effect of change in accounting principles           $   39      $  (89)      N/A%

Salomon Brothers, the Company's global investment banking and securities business, recorded pretax earnings of $39 million in the 1994 first quarter as pretax losses of $173 million in Client-Driven Businesses were offset by pretax earnings of $212 million for Proprietary Trading Businesses. In the first quarter of 1993, Salomon Brothers recorded a pretax loss of $89 million as pretax earnings of $230 million in Client-Driven Businesses were exceeded by pretax losses of $319 million in Proprietary Trading Businesses.

The 1994 first quarter losses incurred by Salomon Brothers' Client-Driven Businesses were primarily attributable to losses in foreign exchange and international secondary markets, as well as a decline in U.S. secondary market revenues. The Company's foreign exchange and secondary markets businesses combine both client-related market making activities and position taking activities in which views are expressed about short-term changes in price and volatility. Revenues were adversely affected by declines in the value of positions in these businesses as well as an overall decline in customer trading volume in the latter part of the quarter.

XXX BEGIN PAGE 12 XXX
Proprietary Trading results for the 1994 quarter were strong, but are better evaluated over longer term periods of at least one year. For the four quarters ended March 31, 1994, Proprietary Trading Businesses' pretax profits were
$947 million.



Noninterest Expenses
Dollars in millions
                                                                            Percent
Three months ended March 31,                           1994        1993      Change
Compensation and employee-related expenses           $  388      $  320          21%
Compensation ratio*                                      91%        139%
Non-compensation expenses:
  Technology                                         $   57      $   60          (5)
  Occupancy                                              39          46         (15)
  Professional services and business development         28          22          27
  Other                                                  45          46          (2)
Total non-compensation expense                       $  169      $  174          (3)%
Non-compensation expense ratio**                         28%         43%

*Compensation as a percentage of earnings before taxes and compensation.
<fn2>**Non-compensation expenses as a percentage of revenues, net of interest.

Compensation and employee-related expenses is the largest component of noninterest expense. Salomon Brothers' compensation for its business units is formula-driven, with aggregate compensation for each business unit based upon the results for that unit. Under this approach, Salomon Brothers' total compensation expense is affected not only by the level of earnings, but by the mix of earnings among the business units. Although the absolute level of compensation expense can be expected to increase in periods when Salomon Brothers generates strong broad-based earnings, the compensation ratio will generally decline. Conversely, compensation expense will decrease when results are weak across a number of businesses although the compensation ratio will increase. Salomon Brothers' compensation ratios for the first quarters of both 1994 and 1993 were unusually high compared with the ratio of 53% for each of the full years 1993 and 1992.

Occupancy expense decreased 15% from $46 million in the 1993 first quarter to $39 million in the 1994 first quarter. The decrease is primarily due to prior cost savings initiatives including the reduction of leased office space in New York and Tokyo. The increase in professional services and business development expenses was attributable in part to a higher level of legal expenses. The high non-compensation expense ratios in each quarter reflect the relatively low levels of revenues.

XXX BEGIN PAGE 13 XXX


 PHIBRO DIVISION

 Condensed Statement of Income
Dollars in millions
                                                                             Percent
Three months ended March 31,                           1994        1993       Change
 Revenues, net of interest                           $   73      $   20         265 %
 Overhead (including minimum compensation)               13          14          (7)
 Variable compensation                                   10           -         N/A
 Total noninterest expenses                              23          14          64
 Income before taxes and cumulative
   effect of change in accounting principles         $   50     $     6         733 %

The Phibro Division recorded pretax earnings of $50 million in the first quarter of 1994. In the comparable 1993 quarter, the Phibro Division had pretax earnings of $6 million. Revenues from oil trading activities were $68 million in the first quarter of 1994, up $51 million from the 1993 quarter, as the Division was able to take advantage of trading opportunities in oil markets as prices rose and volatility increased. Revenues in 1994 from other trading activities, which include non-oil commodities, natural gas, and metals, increased modestly over last year. The increase in variable compensation in the 1994 first quarter reflects bonus accruals based on the increased profitability of the Division.


 PHIBRO USA

 Condensed Statement of Income
Dollars in millions
                                                                    Percent
Three months ended March 31,                    1994      1993       Change
 Sales                                        $1,611    $2,161         (25)%
 Cost of sales                                 1,564     2,158         (28)
 Operating profit                                 47         3         N/A
 Net interest and other                           (5)       (6)        (17)
 Operating profit (loss), net of
    interest and other                            42        (3)        N/A
 Compensation and employee-related expenses       10         6          67
 Other expenses                                    5         4          25
 Total noninterest expenses                       15        10          50
 Income (loss) before taxes and cumulative
   effect of change in accounting principles  $   27    $  (13)        N/A%

Phibro USA had pretax earnings of $27 million in the 1994 first quarter, compared with a $13 million pretax loss in last year's first quarter. Much of the improvement in earnings was due to increased refining margins resulting primarily from weather-related demand in the Northeast for refined products. Phibro USA's recent expansion of storage and terminal capacity in the Northeast enabled it to capitalize on these market opportunities. During the first quarter of 1994, Phibro USA sold its St. Rose refinery, located in Louisiana; the sale resulted in a modest gain.
In addition, Phibro USA had improved results in its petrochemicals, crude oil gathering and marine fuels businesses.

XXX BEGIN PAGE 14 XXX

 SALOMON INC
 CAPITAL and LIQUIDITY MANAGEMENT

 Dollars in millions
                                                     March 31,   December 31,   September 30,    June 30,     March 31,
 Quarter ended                                         1994          1993          1993            1993         1993
 Long-term capital at period-end:
      Common equity capital*                         $    4,794    $  5,019      $   4,504     $    4,564      $   4,107
      Perpetual preferred stock                             312         312            312            312            312
      Term debt and other                                12,680      11,588          9,258          8,661          8,533
           Total long-term capital                   $   17,786    $ 16,919      $  14,074     $   13,537      $  12,952

AVERAGE WEEKLY BALANCE SHEET INFORMATION:

U.S. government securities                           $   39,779    $    45,227   $  44,753     $   40,486      $  39,875
Non-U.S. government securities                           35,627         36,293      37,475         33,124         31,704
Financial options and contractual commitments             7,904          8,857       8,167          8,155          7,944
Other financial instruments owned                        29,337         23,908      21,242         18,499         16,375
Collateralized short-term financing agreements           53,876         51,396      57,912         58,690         60,685
Other assets                                             17,588         15,004      12,984         14,122         13,868
Average total assets                                 $  184,111    $   180,685   $ 182,533     $  173,076      $ 170,451
Period-end total assets                              $  173,316    $   184,835   $ 172,863     $  169,265      $ 176,617
Period-end working capital usage                     $   15,700    $    12,900   $  12,900     $   13,500      $  12,400

Ratios at period end:
      Working capital coverage                              113%           132%        109%           100%          104%
      Working capital uses to equity                       3.07           2.41        2.68           2.77          2.81
      Average assets to ending equity                      36.1           33.9        37.9           35.5          38.6
      Total capital basis double leverage                  0.94           0.95        1.13           1.10          1.09
      Equity capital basis double leverage                 1.33           1.42        1.58           1.54          1.60
Common shares outstanding (in millions)                   105.9          110.6       110.8          110.4         110.3

<fn1>*Including convertible preferred stock.

The Company's long-term capital, which includes common equity, convertible preferred stock, perpetual preferred stock, unsecured obligations maturing beyond one year, portions of unsecured obligations maturing within one year
(weighted by maturity) and long-term deferred taxes, increased by $867 million since December 31, 1993.

Presented in the accompanying table is average weekly balance sheet information. Average assets for the 1994 first quarter were $184 billion, up from $170 billion in last year's first quarter. Much of the year-to-year increase was attributable to higher inventories of corporate fixed income and equity securities.

Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $2.6 billion at March 31, 1994, unchanged from December 31, 1993. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. Unrated securities with market yields comparable to entities rated below "triple B-" are also included in high-yield securities. The largest single high-yield exposure was $93 million at March 31, 1994.

XXX BEGIN PAGE 15 XXX

During the first quarter of 1994, the Company repurchased
4.9 million of its common shares for treasury at an aggregate cost of $237 million, or $48.55 per share. Book value per share declined modestly from $38.57 at the end of 1993 to $38.23 at March 31, 1994, partly because common share repurchases were at an average price above book value. Over the last year, book value per share has increased by 24% from $30.88 at March 31, 1993.

In May 1994, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its common stock, including 4.6 million shares remaining under a previous authorization. In addition, the Board of Directors waived a previous contractual restriction pursuant to which neither Berkshire Hathaway nor its affiliates were permitted to acquire more than 20% of the Company's outstanding voting securities prior to October 1, 1994 without prior consent of the Company.

XXX BEGIN PAGE 16 XXX

SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                Three Months Ended
                                                        March 31,    December 31,  September 30,  June 30,    March 31,
 Dollars in millions, except per share amounts             1994           1993        1993          1993          1993
 For the quarter:
 Revenues:
      Principal transactions, including net interest
           and dividends                                 $  441         $1,344        $298        $1,261        $  202
      Investment banking                                    170            250         214           178           149
      Commissions and other                                 100             90          75            66            72
 Revenues, net of interest expense                          711          1,684         587         1,505           423
 Noninterest expenses:
      Compensation and employee-related                     417            655         383           524           338
      Other noninterest expenses                            182            222         186           228           198
 Total noninterest expenses                                 599            877         569           752           536
 Income (loss) before taxes and cumulative effect
      of change in accounting principles                    112            807          18           753          (113)
 Income taxes                                                46            331          (2)          320           (48)
 Income (loss) before cumulative effect of
      change in accounting principles                        66            476          20           433           (65)
 Cumulative effect of change in accounting
      principles, net of tax benefit                          -              -           -             -           (37)
 Net income (loss)                                        $  66          $ 476        $ 20        $  433        $ (102)
 Annualized return on average common stockholders'
      equity before cumulative effect of change
       in accounting principles:
        Primary                                             4.9%          47.2%        0.1%        46.1%          (9.7)%
        Fully diluted**                                     4.9%          39.5%        0.1%        40.0%          (9.7)%
 Income (loss) before taxes and cumulative effect of
      change in accounting principles by segment:
      Salomon Brothers                                    $  39          $ 862        $ 19        $ 783         $  (89)
      Phibro Division                                        50            (21)         (3)           3              6
      Phibro USA                                             27            (31)          0           (2)           (13)
      Corporate and Other                                    (4)            (3)          2          (31)           (17)
Total income (loss) before taxes and cumulative
      effect of change in accounting principles           $ 112          $ 807      $   18        $ 753         $ (113)
 Per common share:
      Primary earnings (loss)                             $0.48          $4.33     $  0.01        $3.75         $(1.10)*
      Fully diluted earnings (loss)**                      0.48           3.64        0.01         3.32          (1.10)*
      Cash dividends                                       0.16           0.16        0.16         0.16           0.16
      High market price                                  52 3/4         50 1/2      51 7/8        39 3/8        41 7/8
      Low market price                                   44 3/4         41 1/2      37 5/8        34 3/8        35 3/4
      Ending market price                                48 1/2         47 5/8      47 3/4        38 1/4        38 3/4
      Book value at period-end                           38.23          38.57       34.33         35.00         30.88

<fn1>*Includes a reduction of $.34 related to a cumulative change in accounting principles for postretirement benefits.
<fn2>**Assumes conversion of convertible notes and redeemable preferred stock, unless such assumptions result in higher returns or earnings per share than determined under the primary method.

XXX BEGIN PAGE 17 XXX
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Proceedings:
In April 1994, the Company, the City of Bartlesville, Oklahoma and one other potentially responsible party (collectively the "Respondents") entered into a Consent Agreement and Final Order ("CAFO") with the Oklahoma State Department of Environmental Quality whereunder the Respondents agreed to perform a remedial investigation feasibility study and remedial design for the National Zinc site in Bartlesville. The Company estimates that its cost to perform the work required by the CAFO will be approximately $1.5 million. The Company also currently estimates it will spend an additional $6.0 million to perform certain other known and required removal and related activities at the site. Any additional costs of remediation at the site cannot be determined at this time because of the preliminary nature of the investigation of site conditions.


Other Legal Proceedings:
On April 18, 1994, the United States Supreme Court denied certiorari in Salomon Forex Inc. v. Tauber, discussed in
Item 3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Supreme Court's denial, which finalizes the action, lets stand a decision of the United States Court of Appeals for the Fourth Circuit in favor of Salomon Forex Inc., an indirect wholly-owned subsidiary of the Company.

During 1994, certain customers of Salomon Brothers Inc's ("SBI") Private Investment Department indicated that they will assert claims against SBI with respect to transactions involving collateralized mortgage obligations. SBI has been advised that arbitrations have been filed on behalf of certain of these customers with the National Association of Securities Dealers with respect to such claims.

Other legal proceedings, including a discussion of the U.S.
Treasury auction and related matters, are discussed in Item
3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Item 4. Submission of Matters to a Vote of Security Holders The 1994 Annual meeting of shareholders was held on May 4, 1994. In addition to electing directors and ratifying the appointment of Arthur Andersen & Co. as independent public accountants, the results of shareholder voting were as follows:

* The shareholders approved by a vote of 79,654,476 shares for and 13,286,319 shares against, the adoption of the amended Equity Partnership Plans. Pursuant to the Plans, as amended, up to 40,000,000 shares of the Company's common stock, including the 30,000,000 shares already authorized, may be purchased and allocated to employees of the Company who are participants in the Plans and the Board of Directors has appointed the Compensation and Employee
Benefits Committee of the Board of Directors to administer the Plans. Certain other elements of the Plans have been modified to better fulfill their purposes.

XXX BEGIN PAGE 18 XXX
* The shareholders approved by a vote of 75,798,099 shares for and 16,847,573 shares against, the adoption of the Salomon Inc Stock Incentive Plan ("SIP"). The SIP provides for an aggregate grant of up to five million shares in the form of (i) non-qualified stock options, (ii) incentive stock options, (iii) limited stock appreciation rights, (iv) tandem stock appreciation rights, (v) stand-alone stock appreciation rights, (vi) shares of restricted stock, (vii) shares of phantom stock, (viii) stock bonuses and (ix) cash bonuses to key employees, including officers, whether or not they are directors, of the Company and its affiliates.

* The shareholders approved by a vote of 103,639,584 shares for and 4,478,613 shares against, the Salomon Inc Executive Officer Performance Bonus Plan. This plan links the compensation of the Chief Executive Officer of SBI to the performance of the Salomon Brothers' Securities Segment.

* The shareholders rejected by a vote of 84,135,774 shares against and 7,321,608 shares for, a stockholder's proposal recommending that the Company disclose in all future proxy statements the name, corporate title and cash compensation of executive officers who are contractually entitled to receive in excess of $100,000 annually as base salary.

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

     12(a) Calculation of ratio of earnings to fixed charges*

     12(b) Calculation of ratio of earnings to combined fixed charges and preferred dividends*

     *filed herewith


(b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated January
12, 1994, reporting under Item 7 ("Financial Statements, Pro
Forma Financial Information and Exhibits") a Form T-1
Statement of Eligibility of the Bank of New York.

The Company filed a Current Report on Form 8-K dated January 18, 1994, reporting under Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") an Indenture between Salomon Inc and Chemical Bank as Trustee; and a Form T-1 Statement of Eligibility of Chemical Bank.

The Company filed a Current Report on Form 8-K dated January
27, 1994 reporting under Item 5 ("Other Events") and Item 7
("Financial Statements, Pro Forma Financial Information and
Exhibits") the issuance of a press release.

The Company filed a Current Report on Form 8-K dated March
7, 1994, reporting under Item 7 ("Financial Statements, Pro
Forma Financial Information and Exhibits") a Form T-1
Statement of Eligibility of the First National Bank of
Chicago.

XXX BEGIN PAGE 19 XXX
The Company filed a Current Report on Form 8-K dated April
25, 1994, reporting under Item 5 ("Other Events") and Item 7
("Financial Statements, Pro Forma Financial Information and
Exhibits") the issuance of a press release.

XXX BEGIN PAGE 20 XXX
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Salomon Inc
                                            (Registrant)



Date May 13, 1994                             /s/ David C. Fisher
                                                  Controller



Date May 13, 1994                             /s/ Arnold S. Olshin
                                                  Secretary

XXX BEGIN PAGE 21 XXX

Form 10-Q Exhibit Index



The following exhibits are filed herewith:


Exhibit Number

     12(a)          Calculation of ratio of earnings to
                    fixed charges

     12(b)          Calculation of ratio of earnings to
                    combined fixed charges and preferred
                    dividends