Form 10-Q
period 1994-06-30
SALOMON INC
filed 1994-08-12
CIK 200245

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
June 30, 1994
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

Yes  X         No

Number of shares of common stock outstanding at July 31, 1994: 105,736,736

XXX BEGIN PAGE 2 XXX
SALOMON INC
Form 10-Q

PART I FINANCIAL INFORMATION
                                                                Page No.
Item 1.  Financial Statements (unaudited):

Consolidated Statement of Income -
  Three and Six months ended June 30, 1994 and 1993                    3

Condensed Consolidated Statement of Financial Condition
  June 30, 1994 and December 31, 1993                                4-5

Summary of Options and Contractual Commitments -
  June 30, 1994 and December 31, 1993                                  6

Condensed Consolidated Statement of Cash Flows -
  Six  months ended June 30, 1994 and 1993                             7

Notes to Unaudited Condensed Consolidated Financial
  Statements                                                         8-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10-18

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                       19-20

Item 6 .    Exhibits and Reports on Form 8-K                           21


SIGNATURES                                                             22

XXX BEGIN PAGE 3 XXX
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 CONSOLIDATED STATEMENT OF INCOME
 (unaudited)
 Dollars in millions, except per share amounts             Three months             Six months
 Period ended June 30,                                    1994     1993          1994      1993
Revenues:
 Interest and dividends                                $ 1,345   $ 1,392       $ 2,647   $ 2,812
 Principal transactions                                   (238)      949           (41)      899
 Investment banking                                         86       178           256       327
 Commissions                                                84        79           174       145
 Other                                                       6       (13)           16        (7)
    Total revenues                                       1,283     2,585         3,052     4,176
 Interest expense                                        1,112     1,080         2,170     2,248
Revenues, net of interest expense                          171     1,505           882     1,928
Noninterest expenses:
 Compensation and employee-related                         338       524           755       862
 Technology                                                 61        67           122       130
 Occupancy                                                  51        94            89       143
 Professional services and business development             39        38            73        66
 Clearing and exchange fees                                 15        15            34        29
 Other                                                      13        14            43        58
  Total noninterest expenses                               517       752         1,116     1,288
Income (loss) before taxes and cumulative
    effect of change in accounting principles             (346)      753          (234)      640
Income taxes                                              (142)      320           (96)      272
Income (loss) before cumulative
    effect of change in accounting principles             (204)      433          (138)      368
Cumulative effect of change in accounting principles,
    net of tax benefit of $28                                -         -             -       (37)
Net income (loss)                                       $ (204)  $   433        $ (138)  $   331

Per common share:
Primary earnings (loss) before cumulative effect of
    change in accounting principles                     $ (2.08) $  3.75        $ (1.54) $  3.00
Cumulative effect of change in accounting principles          -        -              -    (0.34)
Primary earnings (loss)                                 $ (2.08) $  3.75        $ (1.54) $  2.66
Fully diluted earnings (loss) before cumulative
    effect of change in accounting principles           $ (2.08) $  3.32        $ (1.54) $  2.81
Cumulative effect of change in accounting principles          -        -              -    (0.29)
Fully diluted earnings (loss)                           $ (2.08) $  3.32        $ (1.54) $  2.52
Dividends                                               $  0.16  $  0.16        $  0.32  $  0.32
Weighted average shares of common stock
      outstanding (in thousands):
For primary earnings per share                          105,800  110,900        107,900  110,800
For fully diluted earnings per share                    105,800  129,900        107,900  129,800

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

 XXX BEGIN PAGE 4 XXX

 CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
 (unaudited)
<caption)>
 Dollars in millions                                      June 30, 1994             December 31, 1993
ASSETS
 Cash                                                             $    720                   $    908

 Financial instruments:
      U.S. government and agency securities             $28,905                    $42,485
      Non-U.S. government and agency securities          35,565                     39,190
      Corporate debt securities                          10,277                     11,876
      Options and contractual commitments                 9,253                      8,485
      Equity securities                                   5,522                      7,178
      Mortgage loans and collateralized
           mortgage securities                            2,977                      3,316
      Money markets, municipal securities
            and other                                     6,777                      6,278
                                                                    99,276                    118,808

 Commodities-related products and instruments:
      Crude oil, refined products and other
        physical commodities                                817                        488
      Options and contractual commitments                   347                        366
                                                                     1,164                        854

 Collateralized short-term financing agreements:
      Securities purchased under agreements to resell    40,802                     36,924
      Securities borrowed and other                      18,163                     11,965
                                                                    58,965                     48,889

 Receivables                                                         9,993                      9,659

 Assets securing collateralized mortgage obligations                 3,490                      3,887

 Property, plant and equipment, net                                  1,116                      1,122

 Other assets, including intangibles                                   804                        708
      Total assets                                                $175,528                   $184,835

<fn1>The accompanying Notes to Unaudited Condensed Consolidated Financial
Statements are an integral part of this statement.

XXX BEGIN PAGE 5 XXX

 CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
 Dollars in millions                                      June 30, 1994        December 31, 1993
LIABILITIES AND STOCKHOLDERS' EQUITY
 Short-term borrowings:
      Securities sold under agreements to repurchase    $75,328                   $86,066
      Bank borrowings                                     3,146                     3,644
      Securities loaned                                   1,914                     2,172
      Deposit liabilities                                 1,295                     1,293
      Commercial paper                                      913                     1,344
      Other                                               1,866                     3,371
                                                                  $ 84,462                    $ 97,890
 Financial and commodities-related instruments
 sold, not yet purchased, and other contractual
 commitments:
      U.S. government and agency securities              19,376                   30,714
      Non-U.S. government securities                     23,540                    9,604
      Financial options and contractual
           commitments                                    7,849                   10,619
      Equity securities                                   3,901                    3,434
      Corporate debt securities                           1,878                    1,635
      Commodities, including options and contractual
           commitments                                      586                      464
                                                                    57,130                       56,470
 Payables and accrued liabilities                                   11,574                        9,644
 Collateralized mortgage obligations                                 3,339                        3,808
 Term debt                                                          14,228                       11,692
      Total liabilities                                            170,733                      179,504
 Commitments and contingencies (Note 2)
 Redeemable preferred stock, Series A                                  700                          700
 Stockholders' equity:
      Preferred  stock, Series C and D                      312                      312
      Common stock                                          156                      156
      Additional paid-in capital                            299                      295
      Retained earnings                                   5,007                    5,208
      Cumulative translation adjustments                     (1)                     (11)
      Equity Partnership Plan, net                          (21)                      85
      Common stock held in treasury, at cost             (1,657)                  (1,414)
       Total stockholders' equity                                    4,095                        4,631
         Total liabilities and stockholders' equity               $175,528                     $184,835

<fn1> The accompanying Notes to Unaudited Condensed Consolidated Financial
Statements are an integral part of this statement.

 XXX BEGIN PAGE 6 XXX

SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
 (unaudited)

Market or Fair Value Recorded as Assets on the Statement of Financial Condition

                                                                                              Six
                                                   June 30,    Month-end    Month-end       Month    December 31,
Dollars in billions                                    1994         High          Low     Average            1993
Swap agreements, swap options, caps and floors       $  5.7       $  8.0       $  5.2      $  6.0          $  6.0
Index and equity options and warrants                   1.8          1.8          1.2         1.3             1.1
Foreign exchange contracts and options                  1.4          1.6           .8         1.2             1.1
Other                                                    .4           .5           .3          .4              .3
Total market or fair value of financial options
  and contractual commitments                        $  9.3                                $  8.9          $  8.5
Commodities-related instruments                      $   .3       $   .5       $   .3      $   .4          $   .4

Credit Exposure, Net of Collateral, By Risk Class*
                                                                                 June 30, 1994
                                                                                           Transactions With More
                                                                    All Transactions       Than 3 Years to Maturity
dollars in billions                                              Banks       NonBanks       Banks         NonBanks
Swap agreements, swap options, caps and floors:
  Risk classes 1 and 2                                             $  .8       $   .4       $  .3          $   .2
  Risk class 3                                                        .4           .8          .2              .4
  Risk classes 4 and 5                                                .5           .6          .3              .3
  Risk classes 6, 7 and 8                                             -            .1          -               -
                                                                   $ 1.7       $  1.9       $  .8          $   .9

Foreign exchange contracts and options:
  Risk classes 1 and 2                                             $  .2       $   .1       $  -           $   -
  Risk class 3                                                        .1           .2          -               -
  Risk classes 4 and 5                                                .1           .3          -               -
                                                                   $  .4       $   .6       $  -           $   -

<fn1>*To monitor credit risk, the Company utilizes a series of eight internal designations of counterparty credit quality.  These designations are analogous to external credit ratings whereby risk classes one through three are high quality investment grades.  Risk classes four and five include counterparties ranging from the lowest investment grade to the highest non-investment grade level.  Risk classes six, seven and eight represent higher risk counterparties.
<fn2>Note: The substantial majority of index and equity options and warrants and other options owned (primarily options on government securities) are actively traded in organized markets.  With respect to commodities-related instruments, the majority of the Company's counterparties are of investment grade quality.

Notional Amounts
                                                                             June 30,                December 31,
Dollars in billions                                                              1994                        1993
Financial futures contracts                                                 $     701                $        473
Swap Agreements                                                                   324                         233
Financial options and warrants sold or written                                    125                         102
Forward securities contracts                                                       83                          98
Forward currency contracts                                                         57                          51
Interest rate cap and floor agreements written                                     41                          32
Commodities-related contractual commitments and options written                    23                          10

 XXX BEGIN PAGE 7 XXX

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (unaudited)
 Dollars in millions
 Six months ended June 30,                                             1994                       1993
Cash used in operating activities                                   $ (1,893)                 $ (1,200)
 Cash flows from financing activities:
      Proceeds from -
           Issuance of term debt                                       3,898                     3,009
           Issuance of preferred stock                                     -                       200
           Employee stock purchase and option plans                        9                        18
      Total cash proceeds from financing activities                    3,907                     3,227
      Payments for -
           Term debt maturities and repurchases                        1,647                     1,882
           Collateralized mortgage obligations                           586                       535
           Purchase of common stock for treasury                         252                         -
           Dividends on common stock                                      35                        35
           Dividends on preferred stock*                                  28                        36
           Equity Partnership Plan, net                                  106                        38
      Total cash payments for financing activities                     2,654                     2,526
 Cash provided by financing activities                                 1,253                       701
 Cash flows from investing activities:
      Proceeds from -
           Assets securing collateralized mortgage obligations           514                       689
      Total cash proceeds from investing activities                      514                       689
      Payments for -
           Property, plant and equipment                                  62                        90
      Total cash payments for investing activities                        62                        90
 Cash provided by investing activities                                   452                       599
 Increase (decrease) in cash                                            (188)                      100
 Cash at January 1                                                       908                       620
 Cash at June 30                                                    $    720                   $   720

<fn1> The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.
<fn2> * For the six months ended June 30, 1994, dividends on preferred stock were reduced by the aftertax impact ($17 million) of interest rate swaps that effectively convert the Company's fixed-rate dividend obligations to variable-rate obligations.  In the six months ended June 30, 1993, the impact of the swaps related to the Series A Preferred was included in reported earnings.

 XXX BEGIN PAGE 8 XXX
Notes to Unaudited Condensed Consolidated Financial
Statements

1.   Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Salomon
Inc and all majority-owned subsidiaries for which control is deemed to be other than temporary
(collectively, the "Company"). These financial statements include all adjustments necessary for a fair presentation of financial condition, results of operations and cash flows. The Unaudited
Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1993. Certain prior period amounts have been reclassified to conform with the current presentation.

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

Salomon Brothers Inc is registered as a broker-dealer with the U.S. Securities and Exchange
Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at June 30, 1994, SBI's net capital was $1,353 million, $1,294 million in excess of regulatory requirements.

Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures
Authority ("SFA") in accordance with the Financial Services Act 1986 (the "Act"). The SFA requires
SBIL to have available at all times
financial resources, as defined, sufficient to demonstrate continuing compliance with its rules.
At June 30, 1994, SBIL's financial resources were $741 million in excess of regulatory requirements.

Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers
AG ("SBAG") are also subject
to regulation in the countries in which they do business.
Such regulations include requirements
to maintain specified levels of net capital or its equivalent. At June 30, 1994, SBAL's net capital was $382 million above the minimum required by Japan's Ministry of Finance. SBAG's net capital was $138 million above the minimum required by Germany's Banking Supervisory
Authority.

 XXX BEGIN PAGE 9 XXX

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

     Segment results for all periods presented include a partial allocation of Salomon Inc corporate-level expenses. Expenses incurred for the benefit of a particular operating segment are allocated directly to that segment. Those that cannot be directly associated with the Company's operating segments are included in "Corporate and Other."

XXX BEGIN PAGE 10 XXX

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF CONSOLIDATED OPERATING RESULTS
 Dollars in millions, except per share amounts                        Three months                  Six months
 Period ended June 30,                                              1994        1993             1994       1993
 Income (loss) before taxes and cumulative effect
   of change in accounting principles by segment:
      Salomon Brothers                                           $  (410)   $    783       $     (371)   $   694
      Phibro Division                                                 82           3              132          9
      Phibro USA                                                     (10)         (2)              17        (15)
      Corporate and Other                                             (8)        (31)             (12)       (48)
 Total income (loss) before taxes and cumulative
   effect of change in accounting principles                        (346)        753             (234)       640
 Income taxes                                                       (142)        320              (96)       272
 Income (loss) before cumulative effect
   of change in accounting principles                               (204)        433             (138)       368
 Cumulative effect of change in accounting principles,
   net of tax benefit                                                  -           -                -        (37)
 Net income (loss)                                               $  (204)    $   433       $     (138)  $    331

 Per Common Share:*
 Primary earnings (loss)                                         $ (2.08)    $  3.75       $    (1.54)  $   2.66
 Fully diluted earnings (loss)**                                   (2.08)       3.32            (1.54)      2.52
 Cash dividends                                                     0.16        0.16             0.32       0.32
 Book value at period-end                                          35.51       35.00            35.51      35.00

 Annualized return on average common stockholders' equity:*
     Primary method                                                (21.9)%     46.1%            (7.9)%     18.8%
     Fully diluted method**                                        (21.9)%     40.0%            (7.9)%     17.1%

 <fn1>*Primary and fully diluted earnings per share data for the 1993 six month period include reductions of $.34 and $.29, respectively, related to a cumulative change in accounting for certain postretirement benefits;
return on average common stockholders' equity was calculated on earnings before the cumulative effect of the change in accounting principles.
<fn2>**Assumes conversion of convertible notes and redeemable preferred stock, unless such assumptions result in higher returns on equity or earnings per share than determined under the primary method.

Salomon Inc reported a net loss of $204 million, or $2.08 per share, for the 1994 second quarter. In the comparable 1993 second quarter, Salomon Inc recorded net income of $433 million, or $3.32 per share on a fully diluted basis. The Company's net loss for the six months ended June 30, 1994 was $138 million, or $1.54 per share, compared with net income of $331 million, or $2.52 per share (fully diluted), in the comparable 1993 six-month period.

The Company's three operating segments are diverse. Results of Salomon Brothers' Client-Driven and
Proprietary Trading Businesses and Phibro Division's commodities trading business are not closely correlated. Consequently, it is not unusual for the Company to generate positive results in certain of such businesses during periods when opportunities to generate profits are declining in other areas. For example, during the first six months of 1994, the Phibro Division generated strong results in a period characterized by upward trending and volatile commodities prices, particularly with respect to oil. In the same period, Salomon Brothers' Client-Driven Businesses generated poor results in a very difficult period for the securities industry. These results contrast sharply with the comparable 1993 period, when Salomon Brothers' Client-Driven Businesses benefited from very favorable market conditions in global securities markets while the Phibro Division generated only modest profits under less favorable market conditions.

 XXX BEGIN PAGE 11 XXX

Earnings volatility is inherent in the Company's businesses. Salomon Brothers' Proprietary Trading
Businesses have historically been the largest source of this volatility. Because strategies are frequently designed with time horizons of one year or more but are marked to market continually, profits or losses reported in interim periods are extremely sensitive to changes in market prices and can, and do, vary considerably from period to period. When measured over more meaningful time periods such as four quarters, Proprietary Trading results are less volatile and have been consistently profitable.

Corporate and Other includes certain Salomon Inc corporate-level expenses that cannot be attributed to any of the Company's operating segments, as well as the results of PEPI, whose primary asset is its investment in the White Nights Russian-American oil production joint venture. The 1994 results of Corporate and Other also include the results of TMC. TMC was included in Salomon Brothers' 1993 results. The 1993 second quarter and six month results of Corporate and Other include a $20 million charge to write down the carrying value of PEPI's investment in White Nights. The 1993 six months results of Corporate and Other also include an $8 million addition to the Company's reserve for environmental matters.

PEPI's investment in White Nights had a carrying value of $64 million at June 30, 1994, unchanged from year-end 1993. The future of White Nights continues to be subject to great uncertainty, mainly as a result of current Russian tax policies, and in particular, when, whether and to what extent these policies will be changed so as to reduce materially the tax burden that must be borne by oil production activities.

Subsequent to June 30, 1994, one rating agency, while affirming Salomon's credit rating, revised its credit outlook to negative and indicated that given the current weak market conditions, a combination of reduced client-related volume and poor proprietary trading results could prompt a ratings downgrade within the next six months. Other rating agencies either took no action or affirmed Salomon's existing ratings. In the event of such downgradings, there would be a negative impact on the Company's funding costs and derivatives businesses and a potential for reduced access to borrowings.

 XXX BEGIN PAGE 12 XXX

 SALOMON BROTHERS

 Results of Operations
Dollars in millions
                                                               Three months                     Six months
 Period ended June 30,                                 1994         1993      Change      1994      1993    Change
Revenues:
Client-Driven Businesses:
   Global investment banking                         $   86      $   178     $  (92)     $ 256    $  327 $    (71)
   U.S. secondary markets                               (36)         394       (430)       214       665     (451)
   International secondary markets                      (27)         262       (289)       (95)      457     (552)
   Foreign exchange                                      55           57         (2)       (56)       84     (140)
   Private Investment Department and asset
       management                                        17           22         (5)        31        39       (8)
Total revenues from Client-Driven Businesses             95          913       (818)       350     1,572   (1,222)
Proprietary Trading Businesses                          (60)         584       (644)       281       330      (49)
Total revenues, net of interest expense              $   35      $ 1,497   $ (1,462)     $ 631    $1,902 $ (1,271)
Income (loss) before taxes and cumulative effect
 of change in accounting principles:
    Client-Driven Businesses                         $ (291)     $   383   $   (674)     $(464)   $  613 $ (1,077)
    Proprietary Trading Businesses                     (119)         400       (519)        93        81       12
Total income (loss) before taxes and cumulative
 effect of change in accounting principles           $ (410)     $   783   $ (1,193)     $(371)   $  694 $ (1,065)

Salomon Brothers, the Company's global investment banking and securities business, incurred a pretax loss of $410 million for the 1994 second quarter, principally attributable to a pretax loss of $291 million for Client-Driven Businesses. The Proprietary
Trading Businesses reported a pretax loss of $119 million. In the second quarter of 1993, Salomon
Brothers reported pretax income of $783 million:
pretax earnings of $383 million for Client-Driven Businesses and $400 million for Proprietary Trading
Businesses.

For the six month period ended June 30, 1994, Salomon
Brothers incurred a pretax loss of $371 million attributable to a pretax loss of $464 million incurred in Client-Driven Businesses. The Proprietary
Trading Businesses reported pretax income of $93 million for the first six months of 1994. Salomon
Brothers reported pretax income of $694 million in the first six months of 1993, which was composed of pretax earnings of $613 million for Client-Driven
Businesses and $81 million for the Proprietary
Trading Businesses.

The 1994 decline in Salomon Brothers' Client-Driven Businesses was broad-based, both geographically and across businesses. Management believes that for the rest of the year these businesses will continue to produce lower levels of profitability than were generated in 1993, while projecting results beyond
1994 is very difficult. The 1994 second quarter results reflect the impact of reduced customer flow, inventory losses and, to a lesser extent, an element of proprietary trading losses.

As a market intermediary, Salomon Brothers' Client-Driven
Businesses maintain significant securities inventories to facilitate client-related market making activities. During the second quarter, liquidity and prices of certain products, particularly fixed income products, declined significantly, contributing to significant inventory losses. To a much lesser extent, losses were incurred in connection with position-taking in which certain Client-Driven Businesses express short-term views about changes in price and volatility. Proprietary trading of this nature has been most significant in foreign exchange trading activities and, within Salomon Brothers' international secondary markets, its European equities business. Proprietary trading will continue to be an element of foreign exchange trading activities, together with its customer flow business.

 XXX BEGIN PAGE 13 XXX

The lower revenues experienced by Investment Banking in the second quarter of 1994 reflect an overall decrease in the volume of capital markets activities and a shift toward debt issuers with lower overall underwriting spreads. While for the first six months of 1994, Salomon Brothers' underwriting rankings improved compared with its 1993 rankings, its second quarter rankings declined due to a shift toward real estate issuers with primarily a retail market focus.

The second quarter pretax loss of $119 million for Salomon
Brothers' Proprietary Trading Businesses followed strong first quarter earnings of $212 million before taxes. Earnings volatility is not unusual for these businesses and, therefore, results are better evaluated over longer term periods of at least one year. For the four quarters ended June 30, 1994, Proprietary Trading Businesses' pretax profits were $428 million.




Noninterest Expenses
Dollars in millions
                                                        Three months      Percent         Six months      Percent
 Period ended June 30,                                 1994      1993     Change       1994     1993      Change
Compensation and employee-related expenses           $  281      $  504     (44) %     $ 669    $ 824       (19) %
Recurring non-compensation expenses:
  Technology                                         $   57      $   63     (10) %     $ 114    $ 123        (7) %
  Occupancy                                              38          47     (19)          77       93       (17)
  Professional services and business development         34          30      13           62       52        19
  Clearing and exchange fees                             14          15      (7)          33       28        18
  Other                                                   9          10     (10)          35       43       (19)
Total recurring non-compensation expenses               152         165      (8)         321      339        (5)
Non-recurring non-compensation expenses                  12          45     (73)          12       45       (73)
Total non-compensation expenses                      $  164      $  210     (22) %     $ 333    $ 384       (13) %

Compensation and employee-related expenses is the largest component of noninterest expense.
Salomon Brothers' compensation for its business units is formula-driven, with aggregate compensation for each business unit based upon the results for that unit but subject to specified minimums for each unit. Business units are entitled to incremental compensation for earnings generated above targeted levels. Under this approach, Salomon Brothers' total compensation expense is affected not only by the level of earnings, but by the mix of earnings among the business units. Salomon Brothers' earnings before taxes and compensation were $298 million for the first six months of 1994 compared with a six month average of $1,692 million for 1993. The $1,394 million decline in 1994 was accompanied by a $236 million decline in compensation expense from the 1993 average.

Recurring non-compensation expenses in the 1994 second quarter were 8% below the 1993 second quarter. For the 1994 six month period, these expenses were 5% below the comparable 1993 period.
The most significant source of the decreases was occupancy expense, which decreased 19% and 17%, respectively, in the quarter and six months ended June 30, 1994 from the comparable 1993 periods.
These decreases reflect prior expense reduction initiatives including the reduction of leased office space in New York and Tokyo.

 XXX BEGIN PAGE 14 XXX

Non-recurring expenses in the second quarter and first six months of 1993 consist of occupancy charges related to decisions to reduce office space in New York and Tokyo. The 1994 non-recurring expenses include an occupancy charge related to a decision to relocate leased office space in Tokyo.



 PHIBRO DIVISION

 Condensed Statement of Income
Dollars in millions
                                                        Three months      Percent        Six months       Percent
 Period ended June 30,                                 1994      1993      Change      1994     1993      Change
 Revenues, net of interest                           $  132      $   18      633 %     $ 205    $  38       439 %
 Overhead (including minimum compensation)               20          15       33          33       29        14
 Variable compensation                                   30           -      N/A          40        -       N/A
 Total noninterest expenses                              50          15      233          73       29       152
 Income before taxes and cumulative
   effect of change in accounting principles         $   82     $     3    2,633 %     $ 132    $   9     1,367 %

The Phibro Division, which is the Company's commodities trading business, had pretax earnings of $82 million in the 1994 second quarter compared with earnings of $3 million in the 1993 second quarter. Trading results were again very strong as the Division continued to take advantage of opportunities created in the oil markets. Revenues from precious metals and natural gas trading were lower in the first six months of 1994 than the comparable period in 1993. For the six months ended
June 30, 1994, the Division earned $132 million before taxes compared with $9 million in the comparable 1993 period.

Although the majority of the Division's 1994 earnings resulted from strong oil trading results, the Division continued to diversify its trading activities, particularly in soft commodities (which include coffee, grains, cocoa and sugar). The Division's activities in soft commodities, together with its metals, natural gas, petrochemicals, coal, coke and fertilizer trading activities, better position the Division to take advantage of future opportunities across a broad and diverse range of markets.

 XXX BEGIN PAGE 15 XXX


 PHIBRO USA

 Condensed Statement of Income
Dollars in millions
                                                        Three months      Percent        Six months        Percent
 Period ended June 30,                                 1994      1993      Change      1994     1993       Change

 Sales                                                $1,587    $2,103       (25) %    $ 3,198  $ 4,264     (25) %
 Cost of sales                                         1,583     2,088       (24)        3,147    4,246     (26)
 Operating profit                                          4        15       (73)           51       18     183
 Net interest and other                                   (3)       (5)       40            (8)     (11)     27
 Operating profit, net of
    interest and other                                     1        10       (90)           43        7     514
 Compensation and employee-related expenses                7         8       (13)           17       14      21
 Other expenses                                            4         4         -             9        8      13
 Total noninterest expenses                               11        12        (8)           26       22      18
 Income (loss) before taxes and cumulative
   effect of change in accounting principles          $  (10)    $  (2)      N/A  %    $    17      (15)    N/A  %

Phibro USA, the Company's oil refining business, incurred a second quarter pretax loss of $10 million compared with a $2 million loss in the 1993 second quarter. In the most recent quarter, prices for refined products did not rise in line with higher crude oil prices. Consequently, spreads tightened significantly, particularly as compared with the first quarter when margins benefited from strong weather-related demand for refined products. Despite the second quarter loss, Phibro USA generated pretax earnings of $17 million for the six months ended June 30, 1994, compared with a $15 million pretax loss in the comparable 1993 period.

During the second quarter, Phibro USA changed the depreciable lives of certain refinery assets to better reflect their useful service lives and to be more consistent with industry practices. The change in estimate reduced cost of sales by $3 million for the second quarter and first six months of 1994. Phibro
USA's minimum physical inventory of crude oil and other energy products, which is recorded at the lower of cost or market value, was carried at $181 million at June 30, 1994, $59 million less than its aggregate market value. In July 1994, Phibro USA sold its land-based drilling operation; the impact on third quarter earnings will not be significant.

 XXX BEGIN PAGE 16 XXX



 SALOMON INC
 CAPITAL and LIQUIDITY MANAGEMENT

 Dollars in millions
                                                       June 30,   March 31,   December 31,  September 30,     June 30,
 Quarter ended                                             1994        1994           1993           1993         1993
 Long-term capital at period end:
      Common equity capital*                         $   4,483     $    4,795    $  5,019      $   4,504       $  4,564
      Perpetual preferred stock                            312            312         312            312            312
      Term debt and other                               13,107         12,679      11,588          9,258          8,661
           Total long-term capital                   $  17,902     $   17,786    $ 16,919      $  14,074       $ 13,537

AVERAGE WEEKLY BALANCE SHEET INFORMATION:

U.S. government and agency securities                $   31,398   $    39,779    $ 45,227      $  44,753       $ 40,486
Non-U.S. government and agency securities                32,518        36,434      37,069         38,176         33,688
Financial options and contractual commitments             9,580         7,904       8,857          8,167          8,155
Other financial instruments owned                        25,151        28,530      23,132         20,541         17,935
   Total inventories                                     98,647       112,647     114,285        111,637        100,264
Collateralized short-term financing agreements           56,653        53,876      51,396         57,912         58,690
Other assets                                             20,434        17,588      15,004         12,984         14,122
Average total assets                                 $  175,734    $  184,111   $ 180,685      $ 182,533     $  173,076
Period-end total assets                              $  175,528    $  173,316   $ 184,835      $ 172,863     $  169,265
Period-end net assets**                              $  116,563    $  123,401   $ 135,946      $ 124,866     $  116,036
Period-end working capital usage                     $   16,110    $   15,700   $  12,900      $  12,900     $   13,500

Ratios at period end:
      Working capital coverage                              111%         113%        132%           109%            100%
      Working capital uses to equity                       3.36         3.07        2.41           2.68            2.77
      Average assets to ending equity                      36.6         36.1        33.9           37.9            35.5
      Total capital basis double leverage                  0.88         0.94        0.95           1.13            1.10
      Equity capital basis double leverage                 1.30         1.33        1.42           1.58            1.54
Common shares outstanding (in millions)                   105.7        105.9       110.6          110.8           110.4

<fn1>*Including convertible preferred stock.
<fn2>**Total assets less collateralized short-term financing agreements.

The Company's long-term capital, which includes common equity, convertible preferred stock, perpetual preferred stock, unsecured obligations maturing beyond one year, portions of unsecured obligations maturing within one year (weighted by maturity) and long-term deferred taxes was $17,902 million at June 30, 1994, an increase of $983 million since
December 31, 1993.

Presented in the accompanying table is average weekly balance sheet information. Average assets for the 1994 second quarter were $176 billion, up from $173 billion in last year's second quarter. Much of the year-to-year increase was attributable to higher inventories of financial options and contractual commitments and other financial instruments owned, primarily corporate securities. Increases in these financial instruments, however, were partially offset by lower levels of U.S. government securities owned. Since December 31, 1993, inventories in Salomon Brothers' Client-Driven Businesses have declined by 24% to under $50 billion while inventories in Salomon Brothers' Proprietary Businesses have remained unchanged.

 XXX BEGIN PAGE 17 XXX


Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $2.1 billion at June 30, 1994, down from $2.6 billion at year-end 1993. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. Unrated securities with market yields comparable to entities rated below
"triple B-" are also included in high-yield securities. The largest single high-yield exposure was $73 million at June 30, 1994.

During the second quarter of 1994, the Company repurchased
304,000 of its common shares for
treasury at an aggregate cost of $15 million, or $48.94 per share. For the six months ended June 30, 1994, the Company repurchased 5.2 million of its common shares for treasury at an aggregate cost of $252 million, or $48.57 per share. Book value per share declined from $38.57 at December 31, 1993 to $35.51 at June 30, 1994.

In May 1994, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its common stock, including 4.6 million shares remaining under a previous authorization. In addition, the Board of Directors waived a previous contractual restriction pursuant to which neither
Berkshire Hathaway nor its affiliates were permitted to acquire more than 20% of the Company's outstanding voting securities prior to October 1, 1994 without prior consent of the Company. At June
30, 1994, shares authorized for additional repurchase totaled 9.8 million.

XXX BEGIN PAGE 18 XXX

SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                Three Months Ended
                                                       June 30,      March 31,  December 31,  September 30,   June 30,
 Dollars in millions, except per share amounts             1994           1994        1993          1993          1993
 For the quarter:
 Revenues:
      Principal transactions, including net interest
           and dividends                                 $    (5)       $  441        $1,344      $ 298        $ 1,261
      Investment banking                                      86           170           250        214            178
      Commissions and other                                   90           100            90         75             66
 Revenues, net of interest expense                           171           711         1,684        587          1,505
 Noninterest expenses:
      Compensation and employee-related                      338           417           655        383            524
      Other noninterest expenses                             179           182           222        186            228
 Total noninterest expenses                                  517           599           877        569            752
 Income (loss) before taxes                                 (346)          112           807         18            753
 Income taxes                                               (142)           46           331         (2)           320
 Net income (loss)                                       $  (204)        $  66         $ 476       $ 20         $  433
 Annualized return on average common stockholders'
      equity:
        Primary                                            (21.9) %        4.9%         47.2%       0.1%          46.1%
        Fully diluted*                                     (21.9) %        4.9%         39.5%       0.1%          40.0%
 Income (loss) before taxes by segment:
      Salomon Brothers                                   $  (410)         $  39        $ 862       $ 19         $  783
      Phibro Division                                         82             50          (21)        (3)             3
      Phibro USA                                             (10)            27          (31)         0             (2)
      Corporate and Other                                     (8)           (4)           (3)         2            (31)
Total income (loss) before taxes                         $  (346)         $ 112        $ 807       $ 18         $  753
 Per common share:
      Primary earnings (loss)                            $ (2.08)         $0.48        $4.33     $ 0.01         $ 3.75
      Fully diluted earnings (loss)*                       (2.08)          0.48         3.64       0.01           3.32
      Cash dividends                                        0.16           0.16         0.16       0.16           0.16
      High market price                                   52 5/8         52 3/4       50 1/2     51 7/8         39 3/8
      Low market price                                    47 1/4         44 3/4       41 1/2     37 5/8         34 3/8
      Ending market price                                 47 3/4         48 1/2       47 5/8     47 3/4         38 1/4
      Book value at period-end                             35.51          38.23        38.57      34.33          35.00

<fn1>*Assumes conversion of convertible notes and redeemable preferred stock, unless such assumptions result in higher returns or earnings per share than determined under the primary method.

XXX BEGIN PAGE 19 XXX
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings



Environmental Proceedings:

In July 1994, a lawsuit was filed in federal court in Texas against Phibro Energy USA, Inc., a subsidiary of the Company, by the Friends of the Earth, Inc. The action is a citizen's suit brought under Section 505 of the Federal Water Pollution Control Act alleging violations by Phibro USA of the monitoring, record keeping and discharge limitations of its Houston refinery wastewater discharge permit during the period from September 1989 to the date of the suit. Subsequent to the filing of this lawsuit, the EPA filed an Administrative Complaint against Phibro USA, with a proposed penalty of $125,000, alleging substantially the same violations under the Clean Water Act and implementing regulations.

On June 21, 1994, the Company's subsidiary, Philipp
Brothers, Inc., received from the Attorney
General of Texas a Notice of Potential Liability, under the Texas Solid Waste Disposal Act and the
Comprehensive Environmental Response, Compensation and
Liability Act ("CERCLA"), with respect
to the Industrial Road/Industrial Metals Site (the "Site") in Corpus Christi, Texas. The State of Texas has estimated that complete remediation of the Site and post-closure care will cost approximately $7.2 million. The State has claimed that Philipp Brothers, Inc.'s share of such cost is approximately
$487,000.  Philipp Brothers, Inc. has advised the State of
Texas that it has been incorrectly identified as a PRP at the Site. The extent of Philipp Brothers, Inc.'s liability with respect to the State's claim cannot be determined at this time.


Other Legal Proceedings:

With respect to the U.S. Treasury auction and related matters discussed under Item 3 of the Company's
Annual Report on Form 10-K for the year ended December 31,
1993 (the "1993 Form 10-K"):

(i) On June 15, 1994, the court approved the settlement of the consolidated securities class action. Under the terms of the settlement, as approved, $54.5 million will be paid to the plaintiff class out of the $100 million claims fund established pursuant to the May 1992 settlement of the U.S. Treasury auction matters with U.S.
governmental authorities. The court awarded plaintiffs' attorney's fees and expenses in the amount of $9.6 million to be paid by the Company. This settlement is now final.

(ii) On July 26, 1994, the court approved of the settlement of the class actions included in the consolidated Treasury litigation. Under the terms of the settlement, which also involves other parties, the Company will pay $66 million. Plaintiffs' attorneys' fees and expenses related to claims against the Company are included in this amount. Almost two-thirds of this payment is expected to be reimbursed to the Company out of the $100 million claims fund referred to above.

 XXX BEGIN PAGE 20 XXX


(iii) On May 13, 1994, a New York Stock Exchange arbitration panel denied in their entirety the employment-related compensation claims of a former officer of the
Company, John Gutfreund.

(iv) As part of the May 1992 settlement of the U.S. Treasury auction matters with U.S.
governmental authorities, the Company and Salomon Brothers Inc ("SBI") consented to an injunction against violating certain recordkeeping and anti-fraud provisions of the
Federal securities laws based on allegations that transactions in certain securities during
1986 were pre-arranged to accelerate the recognition of losses for Federal income tax purposes. In connection with audits of the Company's Federal income tax returns, the
Internal Revenue Service is contemplating claims for civil penalties in connection with such transactions during 1984 and 1986. The transactions as to which penalties are contemplated were apparently effected solely by employees who have left the Company and were in violation of Company policy. The principal impact of such transactions was deferral of taxes. Promptly after it discovered the transactions, the Company informed the Internal Revenue Service and paid the taxes due and interest.

Since May 1994, the Company's indirect wholly-owned subsidiary Salomon Brothers Inc
("SBI") has been named as a defendant in several federal court and state court lawsuits, principally alleging that numerous companies that make markets in securities traded on the National Association of Securities Dealers Automated
Quotation System ("NASDAQ") violated antitrust laws by conspiring to maintain a minimum spread of $.25 between the price bid and the price asked for such securities. In addition, several other court lawsuits have been filed that make similar allegations but in which SBI has not to date been named as a defendant. The plaintiffs in these lawsuits purport to represent various classes of persons who bought and sold securities on NASDAQ. They seek unspecified amounts as damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the actions.

With respect to the three class actions (one in Federal court, two in Humboldt County Superior Court in California) relating to the 1985 acquisition of The Pacific Lumber Company by MAXXAM Group,
Inc., in which SBI acted as financial advisor to The Pacific Lumber Company, as discussed under Item
3 of the 1993 Form 10-K, all the plaintiffs and defendants (including SBI) have agreed in principle to settle those actions in their entirety and dismiss them with prejudice. The settlement is subject to court approval.

During 1994, certain customers of SBI's Private Investment
Department indicated that they will assert claims against SBI with respect to transactions involving collateralized mortgage obligations.
Arbitrations have been filed on behalf of certain of these customers with the National Association of Securities Dealers, Inc. and the American Arbitration
Association with respect to such claims.

In addition, as discussed in Item 3 of the 1993 Form 10-K, other legal proceedings are pending against the Company and its subsidiaries, including the U.S.
Treasury auction and related matters. Based on information currently available and established reserves, the Company believes that the ultimate disposition of legal proceedings involving the Company and its subsidiaries will not have a material adverse effect on the Company's consolidated financial condition.

 XXX BEGIN PAGE 21 XXX


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

     The Company filed a Current Report on Form 8-K dated
     July 6, 1994, reporting under Item 5
     ("Other Events") the issuance of a press release.

     The Company filed a Current Report on Form 8-K dated
     July 21, 1994, reporting under Item 5
     ("Other Events") and Item 7 ("Financial Statements, Pro
     Forma Financial Information and
     Exhibits") the issuance of a press release.

XXX BEGIN PAGE 22 XXX

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Salomon Inc
                                            (Registrant)



Date August 12, 1994                    /s/ David C. Fisher
                                                 Controller



Date August 12, 1994                   /s/ Arnold S. Olshin
                                                  Secretary

XXX BEGIN PAGE 23 XXX

Form 10-Q Exhibit Index



The following exhibits are filed herewith:


Exhibit Number

     12(a)  Calculation of ratio of earnings
            to fixed charges

     12(b)  Calculation of ratio of earnings
            to combined fixed charges and
            preferred dividends