Form 10-Q
period 1994-09-30
SALOMON INC
filed 1994-11-08
CIK 200245

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
September 30, 1994
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

Yes  X         No

Number of shares of common stock outstanding at October 31, 1994: 105,831,135

XXX BEGIN PAGE 2 XXX
SALOMON INC
Form 10-Q

PART I FINANCIAL INFORMATION
                                                                Page No.
Item 1.  Financial Statements (unaudited):

Consolidated Statement of Income -
  Three and Nine months ended September 30, 1994 and 1993              3

Condensed Consolidated Statement of Financial Condition -
  September 30, 1994 and December 31, 1993                           4-5

Summary of Options and Contractual Commitments -
  September 30, 1994 and December 31, 1993                             6

Condensed Consolidated Statement of Cash Flows -
  Nine months ended September 30, 1994 and 1993                        7

Notes to Unaudited Condensed Consolidated Financial
  Statements                                                        8-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       12-21

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                         22

Item 6.     Exhibits and Reports on Form 8-K                          23


SIGNATURES                                                            24

XXX BEGIN PAGE 3 XXX
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Salomon Inc and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
 (unaudited)
 Dollars in millions, except per share amounts             Three months             Nine months
 Period ended September 30,                               1994     1993          1994      1993
Revenues:
 Interest and dividends                                $ 1,517   $ 1,753       $ 4,164   $ 4,565
 Principal transactions                                    (39)     (202)         (131)      677
 Investment banking                                        121       214           377       541
 Commissions                                                83        61           257       206
 Other                                                      16        33            83        46
    Total revenues                                       1,698     1,859         4,750     6,035
 Interest expense                                        1,290     1,272         3,460     3,520
Revenues, net of interest expense                          408       587         1,290     2,515
Noninterest expenses:
 Compensation and employee-related                         399       383         1,154     1,245
 Technology                                                 69        74           191       204
 Occupancy                                                  44        46           133       189
 Professional services and business development             48        41           121       107
 Clearing and exchange fees                                 18        15            52        44
 Other                                                       6        10            49        68
  Total noninterest expenses                               584       569         1,700     1,857
Income (loss) before taxes and cumulative
    effect of change in accounting principles             (176)       18          (410)      658
Income taxes                                               (72)       (2)         (168)      270
Income (loss) before cumulative
    effect of change in accounting principles             (104)       20          (242)      388
Cumulative effect of change in accounting principles,
    net of tax benefit of $28                                -         -             -       (37)
Net income (loss)                                       $ (104)  $    20        $ (242)  $   351

Per common share:
Primary earnings (loss) before cumulative effect of
    change in accounting principles                     $ (1.13) $  0.01        $ (2.67) $  3.01
Cumulative effect of change in accounting principles          -        -              -    (0.34)
Primary earnings (loss)                                 $ (1.13) $  0.01        $ (2.67) $  2.67
Fully diluted earnings (loss) before cumulative
    effect of change in accounting principles           $ (1.13) $  0.01        $ (2.67) $  2.93
Cumulative effect of change in accounting principles          -        -              -    (0.29)
Fully diluted earnings (loss)                           $ (1.13) $  0.01        $ (2.67) $  2.64
Dividends                                               $  0.16  $  0.16        $  0.48  $  0.48
Weighted average shares of common stock
      outstanding (in thousands):
For primary earnings per share                          105,700  111,200        107,200  110,900
For fully diluted earnings per share                    105,700  111,200        107,200  130,000

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

XXX BEGIN PAGE 4 XXX

Salomon Inc and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
 (unaudited)
<caption)>
 Dollars in millions                                      September 30, 1994             December 31, 1993
ASSETS
 Cash and cash equivalents                                        $  4,008                   $   5,748

 Financial instruments:
      U.S. government and agency securities             $32,089                    $42,485
      Non-U.S. government and agency securities          25,320                     39,190
      Corporate debt securities                          11,239                     11,876
      Options and contractual commitments                 9,263                      8,485
      Equity securities                                   5,219                      7,178
      Mortgage loans and collateralized
           mortgage securities                            2,328                      3,316
      Municipal securities
            and other                                     1,279                      1,438
                                                                    86,737                     113,968

 Commodities-related products and instruments:
      Crude oil, refined products and other
        physical commodities                              1,166                        488
      Options and contractual commitments                   291                        366
                                                                     1,457                        854

 Collateralized short-term financing agreements:
      Securities purchased under agreements to resell    39,775                     36,924
      Securities borrowed and other                      14,799                     11,965
                                                                    54,574                     48,889

 Receivables                                                         6,585                      9,659

 Assets securing collateralized mortgage obligations                 3,310                      3,887

 Property, plant and equipment, net                                  1,144                      1,122

 Other assets, including intangibles                                   671                        708
      Total assets                                                $158,486                   $184,835

<fn1>The accompanying Notes to Unaudited Condensed Consolidated Financial
Statements are an integral part of this statement.

XXX BEGIN PAGE 5 XXX

Salomon Inc and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
 Dollars in millions                                      September 30, 1994        December 31, 1993
LIABILITIES AND STOCKHOLDERS' EQUITY
 Short-term borrowings:
      Securities sold under agreements to repurchase    $68,346                   $86,066
      Bank borrowings                                     3,025                     3,644
      Securities loaned                                   1,794                     2,172
      Commercial paper                                    1,091                     1,344
      Deposit liabilities                                 1,078                     1,293
      Other                                               1,941                     3,371
                                                                  $ 77,275                    $ 97,890
 Financial and commodities-related instruments
 sold, not yet purchased, and other contractual
 commitments:
      U.S. government and agency securities              19,549                   30,714
      Non-U.S. government securities                     15,641                    9,604
      Financial options and contractual
           commitments                                    8,550                   10,619
      Equity securities                                   3,496                    3,434
      Corporate debt securities                           1,557                    1,635
      Commodities, including options and contractual
           commitments                                      530                      464
                                                                    49,323                       56,470
 Payables and accrued liabilities                                    8,413                        9,729
 Collateralized mortgage obligations                                 3,222                        3,808
 Term debt                                                          15,568                       11,692
      Total liabilities                                            153,801                      179,589
 Commitments and contingencies (Note 2)
 Redeemable preferred stock, Series A                                  700                          700
 Stockholders' equity:
      Preferred  stock, Series C and D                      312                      312
      Common stock                                          156                      156
      Additional paid-in capital                            299                      295
      Retained earnings                                   4,871                    5,208
      Cumulative translation adjustments                      3                      (11)
      Common stock held in treasury, at cost             (1,656)                  (1,414)
       Total stockholders' equity                                    3,985                        4,546
         Total liabilities and stockholders' equity               $158,486                     $184,835

<fn1> The accompanying Notes to Unaudited Condensed Consolidated Financial
Statements are an integral part of this statement.

 XXX BEGIN PAGE 6 XXX

Salomon Inc and Subsidiaries
SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
 (unaudited)

Market or Fair Value Recorded as Assets on the Statement of Financial Condition

                                                                                             Nine
                                              September 30,    Month-end    Month-end       Month    December 31,
Dollars in billions                                    1994         High          Low     Average            1993
Swap agreements, swap options, caps and floors       $  6.7       $  8.0       $  5.2      $  6.1          $  6.0
Index and equity options and warrants                   1.2          1.8          1.2         1.3             1.1
Foreign exchange contracts and options                   .9          1.6           .8         1.1             1.1
Other                                                    .5           .5           .3          .4              .3
Total market or fair value of financial options
  and contractual commitments                        $  9.3                                $  8.9          $  8.5
Commodities-related instruments                      $   .3       $   .5       $   .3      $   .4          $   .4

Credit Exposure, Net of Collateral, on Swap and Foreign Exchange Contractual Arrangements, By Risk Class*
                                                                               September 30, 1994
                                                                                           Transactions With More
                                                                    All Transactions       Than 3 Years to Maturity
Dollars in billions                                              Banks       Non Banks      Banks         Non Banks
Swap agreements, swap options, caps and floors:
  Risk classes 1 and 2                                             $  .8       $   .5       $  .4          $   .2
  Risk class 3                                                        .4           .6          .2              .3
  Risk classes 4 and 5                                                .4           .6          .2              .2
  Risk classes 6, 7 and 8                                              -           .1           -              .1
                                                                   $ 1.6       $  1.8       $  .8          $   .8

Foreign exchange contracts and options:
  Risk classes 1 and 2                                             $  .2       $   .1       $  .1          $    -
  Risk class 3                                                        .1           .1           -               -
  Risk classes 4 and 5                                                 -           .2           -               -
                                                                   $  .3       $   .4       $  .1          $    -

<fn1>*To monitor credit risk, the Company utilizes a series of eight internal designations of counterparty credit quality.  These designations are analogous to external credit ratings whereby risk classes one through three are high quality investment grades.  Risk classes four and five include counterparties ranging from the lowest investment grade to the highest non-investment grade level.  Risk classes six, seven and eight represent higher risk counterparties.  In the above table, credit exposure is measured based on current market values, and if market values change sharply, for instance due to a significant movement in interest rates, aggregate credit exposure would tend to increase.  The substantial majority of index and equity options and warrants and other options owned (primarily options on government securities) are actively traded in organized markets.  With respect to commodities-related instruments, which are not included in the table above, the majority of the Company's counterparties are of investment grade quality.

Notional Amounts
                                                                        September 30,                December 31,
Dollars in billions                                                              1994                        1993
Financial futures contracts                                                 $     612                $        473
Swap Agreements                                                                   360                         233
Financial options and warrants sold or written                                    110                         102
Forward securities contracts                                                       75                          98
Forward currency contracts                                                         43                          51
Interest rate cap and floor agreements written                                     41                          32
Commodities-related contractual commitments and options written                    20                          10

<fn1> The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this summary.

 XXX BEGIN PAGE 7 XXX

Salomon Inc and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (unaudited)
 Dollars in millions
 Nine months ended September 30,                                          1994                    1993
Cash flows from operating activities:
Net income adjusted for noncash items -
 Net income (loss)                                                  $   (242)                 $    351
 Cumulative effect of change in accounting principles,
   net of tax                                                              -                        37
 Depreciation, amortization and other                                    139                       145
 Total cash items included in net income                                (103)                      533
(Increase) decrease in operating assets -
 Financial instruments                                                27,231                   (26,975)
 Commodities-related products and instruments                           (603)                       52
 Collateralized short-term financing agreements                       (5,685)                   12,573
 Receivables                                                           3,168                       350
 Other                                                                   235                       172
Total (increase) decrease in operating assets                         24,346                   (13,828)
Increase (decrease) in operating liabilities -
 Short-term borrowings                                               (20,615)                   12,955
 Financial and commodities-related instruments sold,
  not yet purchased                                                   (7,147)                   (3,005)
 Payables and accrued liabilities                                     (1,316)                    2,170
Total increase (decrease) in operating liabilities                   (29,078)                   12,120
Cash used in operating activities                                     (4,835)                   (1,175)
 Cash flows from financing activities:
      Proceeds from -
           Issuance of term debt                                       5,994                     4,590
           Issuance of preferred stock                                     -                       200
           Employee stock purchase and option plans                       10                        31
      Total cash proceeds from financing activities                    6,004                     4,821
      Payments for -
           Term debt maturities and repurchases                        2,431                     3,236
           Collateralized mortgage obligations                           759                       868
           Purchase of common stock for treasury                         252                         -
           Dividends on common stock                                      51                        52
           Dividends preferred stock*                                     44                        55
      Total cash payments for financing activities                     3,537                     4,211
 Cash provided by financing activities                                 2,467                       610
 Cash flows from investing activities:
      Proceeds from -
           Assets securing collateralized mortgage obligations           752                     1,016
      Total cash proceeds from investing activities                      752                     1,016
      Payments for -
           Property, plant and equipment                                 124                       161
      Total cash payments for investing activities                       124                       161
 Cash provided by investing activities                                   628                       855
 Increase (decrease) in cash and cash equivalents                     (1,740)                      290
 Cash and cash equivalents at January 1                                5,748                       862
 Cash and cash equivalents at September 30                          $  4,008                   $ 1,152

<fn1> The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.
<fn2> * For the nine months ended September 30, 1994, dividends on preferred stock were reduced by the aftertax impact ($23 million) of interest rate swaps that effectively convert the Company's fixed-rate dividend obligations to variable-rate obligations.  In the nine months ended September 30, 1993, the impact of the swaps related to the Series A Preferred was included in reported earnings.

 XXX BEGIN PAGE 8 XXX
Notes to Unaudited Condensed Consolidated Financial
Statements

1.   Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Salomon Inc and all majority-owned subsidiaries (collectively, the "Company"). These financial statements include all adjustments necessary for a fair presentation of financial condition, results of operations and cash flows. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. During the third quarter of 1994, the Company reclassified Phibro USA's operating profit in the Consolidated Statement of Income from Principal transactions to Other revenue. In addition, the Company has reclassified Equity Partnership Plan, net from Stockholders' equity to Payables and accrued liabilities on the Condensed Consolidated Statement of Financial Condition. The Company has modified its presentation of cash to include cash equivalents, which include highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business. Prior period amounts have been reclassified to conform to the current presentation.

2.   Legal Proceedings

Outstanding legal and environmental matters are discussed in
Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In management's opinion, the ultimate resolution of these matters will not result in any material adverse impact on the Company's financial condition; however, such resolution could have a material adverse impact on operating results in future periods depending in part on the results for such periods.

3.   Net Capital

Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's principal regulated subsidiaries are discussed below.

Salomon Brothers Inc is registered as a broker-dealer with the U.S. Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at September 30, 1994, SBI's net capital was $912 million, $871 million in excess of regulatory requirements.

Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures Authority ("SFA") in accordance with the Financial Services Act 1986 (the "Act"). The SFA requires SBIL to have available at all times financial resources, as defined, sufficient to demonstrate continuing compliance with its rules. At September 30, 1994, SBIL's financial resources were $636 million in excess of regulatory requirements.

Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers
AG ("SBAG") are also subject to regulation in the countries in which they do business. Such regulations include requirements to maintain specified levels of net capital or its equivalent. At September 30, 1994, SBAL's net capital was $603 million above the minimum required by Japan's
Ministry of Finance. SBAG's net capital was $160 million above the minimum required by Germany's Banking Supervisory
Authority.

4.   Revenues by Business Unit and Industry Segment
Reporting

     The Company's investment banking and securities activities are conducted by Salomon Brothers Holding Company Inc and its subsidiaries ("Salomon Brothers"). Commodities trading activities are conducted by the Phibro Division of Salomon Inc ("Phibro Division") and crude oil refining and gathering activities are conducted by Phibro Energy USA, Inc. ("Phibro USA"). Results of The Mortgage Corporation Group Limited ("TMC"), an indirect wholly-owned subsidiary of the Company engaged in mortgage lending in the United Kingdom, are included in "Corporate and Other". Prior to the third quarter of 1993, TMC's results were included in the Salomon Brothers segment. Prior period results were not restated due to immateriality. The results of Phibro Energy Production, Inc. ("PEPI"), a partner in the White Nights Russian-American oil joint venture, are also included in "Corporate and Other."

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

Revenues by Business Unit

The following tables present revenue, net of interest by business unit for the three month and nine month periods ended September 30, 1994 and September 30, 1993.


Three Months Ended September 30, 1994

                                                  Principal
                                                Transactions
                                                   & Net       Investment
(Dollars in millions)                             Interest       Banking   Commissions    Other    Total

Salomon Brothers' Client-Driven Businesses:
  Global investment banking                        $   -       $   121        $  -         $  -   $  121
  Fixed income secondary markets                     128             -           6            -      134
  Equities secondary markets                          65             -          72            -      137
  Foreign exchange                                   (12)            -           -            -      (12)
  Private Investment Department and
   asset management                                   11             -           3            4       18
Total revenues from Client-Driven
 Businesses                                          192           121          81            4      398
Proprietary Trading Businesses                        (7)            -           -            -       (7)
Total Salomon Brothers' revenues, net of
 interest expense                                    185           121          81            4      391
Phibro Division                                      (15)            -           1            -      (14)
Phibro USA                                            (3)            -           -           11        8
Other                                                 21             -           1            1       23
Total Salomon Inc                                 $  188       $   121        $ 83        $  16   $  408


Three Months Ended September 30, 1993

                                                  Principal
                                                Transactions
                                                   & Net       Investment
(Dollars in millions)                             Interest       Banking   Commissions    Other    Total

Salomon Brothers' Client-Driven Businesses:
  Global investment banking                        $   -       $   214        $  -         $  -   $  214
  Fixed income secondary markets                     306             -          12            -      318
  Equities secondary markets                          23             -          45            -       68
  Foreign exchange                                    66             -           -            -       66
  Private Investment Department and
   asset management                                    9             -           3           13       25
Total revenues from Client-Driven
 Businesses                                          404           214          60           13      691
Proprietary Trading Businesses                      (123)            -           -            -     (123)
Total Salomon Brothers' revenues, net of
 interest expense                                    281           214          60           13      568
Phibro Division                                       11             -           -            -       11
Phibro USA                                            (5)            -           -           20       15
Other                                                 (8)            -           1            -       (7)
Total Salomon Inc                                 $  279       $   214        $ 61        $  33   $  587

Nine Months Ended September 30, 1994

                                                  Principal
                                                Transactions
                                                   & Net       Investment
(Dollars in millions)                             Interest       Banking   Commissions    Other    Total

Salomon Brothers' Client-Driven Businesses:
  Global investment banking                        $   -       $   377      $    -         $  -   $   377
  Fixed income secondary markets                     176             -          31            -       207
  Equities secondary markets                         (30)            -         213            -       183
  Foreign exchange                                   (68)            -           -            -       (68)
  Private Investment Department and
   asset management                                   22             -          11           16        49
Total revenues from Client-Driven
 Businesses                                          100           377         255           16       748
Proprietary Trading Businesses                       274             -           -            -       274
Total Salomon Brothers' revenues, net of
 interest expense                                    374           377         255           16     1,022
Phibro Division                                      190             -           1            -       191
Phibro USA                                           (14)            -           -           65        51
Other                                                 23             -           1            2        26
Total Salomon Inc                                 $  573       $   377      $  257        $  83   $ 1,290

Nine Months Ended September 30, 1993

                                                  Principal
                                                Transactions
                                                   & Net       Investment
(Dollar in millions)                              Interest       Banking   Commissions    Other    Total

Salomon Brothers' Client-Driven Businesses:
  Global investment banking                      $     -       $   541      $    -         $  -   $   541
  Fixed income secondary markets                   1,133             -          33            -     1,166
  Equities secondary markets                         178             -         164            -       342
  Foreign exchange                                   150             -           -            -       150
  Private Investment Department and
   asset management                                   31             -           8           25        64
Total revenues from Client-Driven
 Businesses                                        1,492           541         205           25     2,263
Proprietary Trading Businesses                       207             -           -            -       207
Total Salomon Brothers' revenues, net of
 interest expense                                  1,699           541         205           25     2,470
Phibro Division                                       49             -           -            -        49
Phibro USA                                           (19)            -           -           41        22
Other                                                 (7)            -           1          (20)      (26)
Total Salomon Inc                                $ 1,722       $   541      $  206        $  46   $ 2,515

XXX BEGIN PAGE 12 XXX

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF CONSOLIDATED OPERATING RESULTS
 Dollars in millions, except per share amounts                         Three months               Nine months
 Period ended September 30,                                         1994         1993            1994      1993
 Income (loss) before taxes and cumulative effect
   of change in accounting principles by segment:
      Salomon Brothers                                           $  (176)   $     19       $     (547)   $   713
      Phibro Division                                                (27)         (3)             105          6
      Phibro USA                                                      (4)          0               13        (15)
      Corporate and Other                                             31           2               19        (46)
 Total income (loss) before taxes and cumulative
   effect of change in accounting principles                        (176)         18             (410)       658
 Income taxes                                                        (72)         (2)            (168)       270
 Income (loss) before cumulative effect
   of change in accounting principles                               (104)         20             (242)       388
 Cumulative effect of change in accounting principles,
   net of tax benefit                                                  -           -                -        (37)
 Net income (loss)                                               $  (104)    $    20       $     (242)  $    351

 Per Common Share:*
 Primary earnings (loss)                                         $ (1.13)    $  0.01       $    (2.67)  $   2.67
 Fully diluted earnings (loss)**                                   (1.13)       0.01            (2.67)      2.64
 Cash dividends                                                     0.16        0.16             0.48       0.48
 Book value at period-end                                          34.50       34.20            34.50      34.20

 Annualized return on average common stockholders' equity:*
     Primary method                                                (12.8)%       0.1%            (9.5)%     12.4%
     Fully diluted method**                                        (12.8)%       0.1%            (9.5)%     11.8%

 <fn1>*Primary and fully diluted earnings per share data for the 1993 nine month period include reductions of $.34 and $.29, respectively, related to a cumulative change in accounting for certain postretirement benefits;
return on average common stockholders' equity was calculated on earnings before the cumulative effect of the change in accounting principles.
<fn2>**Assumes conversion of convertible notes and redeemable preferred stock, unless such assumptions result in higher returns on equity or earnings per share than determined under the primary method.

Salomon Inc reported a net loss of $104 million, or $1.13 per share, for the 1994 third quarter. In the comparable 1993 third quarter, Salomon Inc recorded net income of $20 million, or $0.01 per share. The Company's net loss for the nine months ended September 30, 1994 was $242 million, or $2.67 per share, compared with net income of $351 million, or $2.64 per share (fully diluted), in the comparable 1993 nine-month period.

The Company's three operating segments are diverse. Results of Salomon Brothers are not closely correlated with the results of Phibro Division's commodities trading business or Phibro USA's oil refining and gathering business. Consequently, it is possible for certain of the Company's businesses to generate positive results during difficult periods for other businesses. For example, the Phibro Division generated strong results for the first nine months of 1994, a period characterized by upward trending and volatile commodities prices, particularly with respect to oil, while Salomon Brothers' Client-Driven Businesses generated poor results in a very difficult period for the securities industry. These results contrast sharply with the comparable 1993 period, when Salomon Brothers' Client-Driven Businesses benefited from very favorable market conditions in global securities markets while the Phibro Division generated only modest profits under less favorable market conditions.

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

Corporate and Other includes certain Salomon Inc corporate-level expenses that cannot be attributed to any of the Company's operating segments, the results of TMC and the results of PEPI, whose primary asset is its investment in the White Nights Russian-American oil production joint venture. Prior to the third quarter of 1993, TMC's results were included in the Salomon Brothers segment. The Company's Corporate and Other segment recorded pretax earnings of $31 million in the third quarter of 1994 reflecting positive results for TMC and favorable developments in certain environmental matters resulting in a reduction in the Company's environmental reserves. The 1993 nine month results of Corporate and Other include a $20 million charge to write down the carrying value of PEPI's investment in White Nights. The 1993 third quarter and nine month results of Corporate and Other also include reductions in the Company's reserve for environmental matters.

PEPI's investment in White Nights, including related loans, had a carrying value of $60 million at September 30, 1994, a decrease of $4 million from year-end 1993. The decrease reflects the commencement of principal and interest payments from White Nights to PEPI with respect to PEPI's loan to the venture. The future of White Nights continues to be subject to uncertainty. However, effective September 1, 1994, the Russian government approved a three year export tax exemption for White Nights. White Nights had been required to pay an export tax at a rate of approximately $5 per barrel on all oil exported, aggregating to $33 million since the tax was imposed at the beginning of 1992.

 SALOMON BROTHERS

 Results of Operations
Dollars in millions
                                                               Three months                     Nine months
 Period ended September 30,                            1994         1993      Change      1994      1993    Change
Revenues:
Client-Driven Businesses:
   Global investment banking
     Advisory                                        $   50      $    28     $   22     $  143    $  103   $    40
     Equity Underwriting                                 43           85        (42)       165       168        (3)
     Debt Underwriting                                   28          101        (73)        69       270      (201)
       Total                                            121          214        (93)       377       541      (164)
   Fixed Income secondary markets                       134          318       (184)       207     1,166      (959)
   Equities secondary markets                           137           68         69        183       342      (159)
   Foreign exchange                                     (12)          66        (78)       (68)      150      (218)
   Private Investment Department and
    asset management                                     18           25         (7)        49        64       (15)
Total revenues from Client-Driven Businesses            398          691       (293)       748     2,263    (1,515)
Proprietary Trading Businesses                           (7)        (123)       116        274       207        67
Total revenues, net of interest expense              $  391      $   568   $   (177)    $1,022    $2,470   $(1,448)
Income (loss) before taxes and cumulative effect
 of change in accounting principles:
    Client-Driven Businesses                         $  (62)     $   192   $   (254)    $ (526)   $  805   $(1,331)
    Proprietary Trading Businesses                     (114)        (173)        59        (21)      (92)       71
Total income (loss) before taxes and cumulative
 effect of change in accounting principles           $ (176)     $    19   $   (195)    $ (547)   $  713   $(1,260)

Salomon Brothers, the Company's global investment banking and securities business, reported a pretax loss of $176 million for the third quarter of 1994 compared with pretax earnings of $19 million in the 1993 third quarter. For the 1994 nine month period, Salomon Brothers recorded a pretax loss of $547 million compared with pretax earnings of $713 million in the comparable 1993 period.

Salomon Brothers' Proprietary Trading Businesses recorded a pretax loss of $114 million in the third quarter compared with a pretax loss of $173 million in the 1993 third quarter. Results for these businesses tend to be volatile and are better evaluated over longer term periods of at least a year. For the four quarters ended September 30, 1994, Proprietary Trading Businesses generated pretax earnings of $487 million.

Weakness in underwriting volume and customer trading activity continued to have an adverse effect on Salomon Brothers' Client-Driven Businesses in the third quarter. Although results improved significantly from the 1994 second quarter, these businesses recorded a third quarter pretax loss of $62 million. Client-Driven Businesses recorded pretax earnings of $192 million in the 1993 third quarter. For the 1994 nine month period, Client-Driven Businesses had a pretax loss of $526 million compared with pretax earnings of $805 million in the comparable 1993 nine month period. Results for the 1994 nine month period were adversely affected by reduced customer trading volume and underwriting activity, inventory losses, and trading losses incurred by certain Client-Driven Businesses. The businesses most severely affected were U.S. fixed income, European secondary markets and foreign exchange. Salomon Brothers has reduced Client-Driven Businesses' inventories with a focus on aged positions, particularly with respect to mortgage securities. Having reviewed the outlook for the pace of activity in its Client-Driven Business, Salomon Brothers plans no increase in its headcount in 1995, other than carefully targeted additions in its global equities and investment banking business, its asset management business, its proprietary trading activities, and in certain critical support areas.






Noninterest Expenses
Dollars in millions
                                                        Three months      Percent         Nine months       Percent
 Period ended September 30,                            1994      1993     Change       1994        1993     Change
Compensation and employee-related expenses           $  382      $  359       6  %     $ 1,051    $ 1,183    (11)%
Recurring non-compensation expenses:
  Technology                                         $   65      $   70      (7) %     $   179    $   193     (7)%
  Occupancy                                              43          43       -            120        136    (12)
  Professional services and business development         42          34      24            104         86     21
  Clearing and exchange fees                             17          15      13             50         43     16
  Other                                                  18          28     (36)            53         71    (25)
Total recurring non-compensation expenses               185         190      (3)           506        529     (4)
Non-recurring non-compensation expenses                   -           -       -             12         45    (73)
Total non-compensation expenses                      $  185      $  190      (3) %     $   518    $   574    (10)%

Compensation and employee-related expenses is the largest component of noninterest expense. Salomon Brothers' compensation for its business units for the compensation years ended September 30, 1994 and 1993 were formula-driven, with aggregate compensation for each business unit based upon the results for that unit but subject to specified minimums for each unit. Beginning in the 1995 compensation year, which began October 1, 1994, Salomon Brothers will manage its Client-Driven Businesses as a single, integrated global business rather than as a group of related but separate businesses. Additionally, the Company will change the way in which managing directors of Salomon Brothers' Client-Driven Business are compensated. The managing directors of the Client-Driven Business will receive a fixed minimum compensation (approximately 35% of their 1994 compensation) plus 40% of the earnings of the Client-Driven Business in excess of an after tax return to shareholders that will be fixed initially at 7% of applicable equity capital and will be increased to 10% over a two-year phase-in. The managing directors in this business will have their compensation depend upon performance of the whole Client-Driven Business, and their compensation will be more variable. Salomon Brothers' Proprietary Trading Businesses will continue to have formula driven compensation arrangements for each of the three separate business units. However, beginning with the 1995 compensation year these agreements will be multiple year compensation arrangements based on the accumulation of deferred compensation accounts that will be reduced in the event of losses in subsequent years.

Recurring non-compensation expenses in the 1994 third quarter were $185 million, down 3% from the comparable 1993 period. For the nine month period ended September 30, 1994, these expenses were $506 million, down 4% from the comparable 1993 period. Occupancy expense decreased 12% in the nine month period ended September 30, 1994 from the comparable 1993 period. The decrease reflects prior expense reduction initiatives including the reduction of leased office space in New York and Tokyo.

Non-recurring expenses in the first nine months of 1993 consist of occupancy charges related to decisions to reduce office space in New York and Tokyo. The 1994 non-recurring expenses include an occupancy charge related to a decision to relocate leased office space in Tokyo.

 PHIBRO DIVISION

 Condensed Statement of Income
Dollars in millions
                                                        Three months      Percent       Nine months       Percent
 Period ended September 30,                            1994      1993      Change      1994     1993      Change
 Revenues, net of interest                           $  (14)    $   11      N/A %     $ 191    $  49       290 %
 Overhead (including minimum compensation)               16         14       14          44       43         2
 Variable compensation                                   (3)         -      N/A          42        -       N/A
 Total noninterest expenses                              13         14       (7)         86       43       100
 Income (loss) before taxes and cumulative
   effect of change in accounting principles         $  (27)    $   (3)     N/A %     $ 105    $   6     1,650 %

The Phibro Division, the Company's commodities trading business, had a pretax loss of $27 million in the 1994 third quarter, compared with a pretax loss of $3 million in the third quarter of 1993. Despite the third quarter loss, the Phibro Division's results for the 1994 nine month period were quite strong. In the comparable 1993 period, the Division recorded pretax earnings of $6 million.

The Division's recent addition of trading in soft commodities (coffee, grains, cocoa and sugar), together with its metals, oil, natural gas, petrochemicals, coal, coke and fertilizer trading activities, position the Division to take advantage of future opportunities across a broad and diverse range of markets.


 PHIBRO USA

 Condensed Statement of Income
Dollars in millions
                                                        Three months      Percent       Nine months        Percent
 Period ended September 30,                            1994      1993      Change      1994     1993       Change

 Sales                                                $2,136    $1,563        37 %    $ 5,334  $ 6,295     (15) %
 Cost of sales                                         2,126     1,544        38        5,273    6,258     (16)
 Operating profit                                         10        19       (47)          61       37      65
 Net interest and other                                   (2)       (4)       50          (10)     (15)     34
 Operating profit, net of
    interest and other                                     8        15       (47)          51       22     132
 Compensation and employee-related expenses                7         8       (13)          24       22       9
 Other expenses                                            5         7       (29)          14       15      (7)
 Total noninterest expenses                               12        15       (20)          38       37       3
 Income (loss) before taxes and cumulative
   effect of change in accounting principles          $   (4)    $   0       N/A %    $    13  $   (15)    N/A  %

Phibro USA, the Company's oil refining and gathering business, incurred a pretax loss of $4 million for the 1994 third quarter compared with break-even results in the comparable 1993 quarter. The 1994 third quarter loss reflects narrow refining margins which have prevailed throughout the last six months. For the 1994 nine month period, Phibro USA recorded pretax earnings of $13 million compared with a pretax loss of $15 million in 1993. The positive nine month results are attributable to favorable first quarter 1994 refining margins which benefited from strong weather-related demand for refined products.

Phibro USA's minimum physical inventory of crude oil and other energy products, which is recorded at the lower of cost or market value, was carried at $181 million at September 30, 1994, $36 million less than its then aggregate market value of $217 million. In July 1994, Phibro USA sold its land-based drilling operation, as well as certain assets related to its Louisiana marine fuel business; the impact on third quarter earnings was not significant.


 SALOMON INC
 CAPITAL and LIQUIDITY MANAGEMENT

 Dollars in millions
                                                 September 30,  June 30,   March 31,   December 31,   September 30,
 Quarter ended                                            1994      1994        1994           1993           1993
 Long-term capital at period end:
      Common equity capital*                      $   4,373     $   4,504  $    4,750      $  4,934      $   4,490
      Perpetual preferred stock                         312           312         312           312            312
      Term debt and other                            13,177        13,107      12,679        11,588          9,258
           Total long-term capital                $  17,862     $  17,923  $   17,741      $ 16,834      $  14,060

AVERAGE WEEKLY BALANCE SHEET INFORMATION:

U.S. government and agency securities             $  28,758     $   31,398   $    39,779    $ 45,227      $  44,753
Non-U.S. government and agency securities            31,384         32,518        36,434      37,069         38,176
Financial options and contractual commitments         9,119          9,580         7,904       8,857          8,167
Other financial instruments owned                    21,443         22,141        26,848      19,775         17,621
   Total inventories                                 90,704         95,637       110,965     110,928        108,717
Collateralized short-term financing agreements       64,572         56,653        53,876      51,396         57,912
Other assets                                         19,237         23,444        19,270      18,361         15,904
Average total assets                              $ 174,513     $  175,734    $  184,111   $ 180,685      $ 182,533
Period-end total assets                           $ 158,486     $  175,549    $  173,316   $ 184,835      $ 172,863
Average net assets**                              $ 102,154     $  112,107    $  123,311   $ 121,597      $ 116,775
Period-end working capital usage                  $  15,383     $   16,131    $   15,655   $  12,767      $  12,886

Ratios at period end:
Working capital coverage                                116%           111%         113%        132%           109%
Working capital uses to equity                         3.28           3.35         3.09        2.43           2.68
Average net assets to total equity                     21.8           23.3         24.4        23.2           24.3
Total capital basis double leverage                    0.85           0.88         0.94        0.95           1.13
Equity capital basis double leverage                   1.23           1.32         1.33        1.42           1.63
Common shares outstanding (in millions)               105.8          105.7        105.9       110.6          110.8

<fn1>*Including convertible preferred stock.
<fn2>**Average Total assets less collateralized short-term financing agreements, cash and cash equivalents and assets securing collateralized mortgage obligations.

The Company's long-term capital, which includes common equity, convertible preferred stock, perpetual preferred stock, unsecured obligations maturing beyond one year, portions of unsecured obligations maturing within one year
(weighted by maturity) and long-term deferred taxes was $17,862 million at September 30, 1994, an increase of $1.0 billion since December 31, 1993.

Presented in the accompanying table is average weekly balance sheet information. Average assets for the 1994 third quarter were $175 billion, down from $183 billion in last year's third quarter. Since December 31, 1993, inventories in Salomon Brothers' Client-Driven Businesses have declined by 25%, reflecting the Company's decision to decrease its inventory positions, which had particular impact on aged mortgage securities positions. Due to the nature of the Company's trading and funding activities, it is not uncommon for the Company's asset levels, including
Client-Driven and Proprietary Trading inventories, to fluctuate significantly from period to period.

Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $2.3 billion at September 30, 1994, down from $2.6 billion at year-end 1993. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. Unrated securities with market yields comparable to entities rated below "triple B-" are also included in high-yield securities. The largest single high-yield exposure was $100 million at September 30, 1994.

During the nine months ended September 30, 1994, the Company repurchased 5.2 million of its common shares for treasury at an aggregate cost of $252 million, or $48.57 per share.
Book value per share declined from $37.93 at December 31, 1993 to $34.50 at September 30, 1994.

In May 1994, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its common stock, including 4.6 million shares remaining under a previous authorization. At September 30, 1994, shares authorized for additional repurchase totaled 9.8 million.

Subsequent to September 30, 1994, one rating agency downgraded the Company's credit ratings on its senior debt, subordinated debt and preferred stock, and affirmed the Company's commercial paper rating. The downgrade will have a negative impact on the Company's funding costs and derivatives business and may result in reduced access to borrowings. Other rating agencies have either affirmed or are currently reviewing the Company's long-term debt ratings.

Risk Management

As a major participant in financial and commodities markets, the Company derives substantial revenue from trading activities, which subject the Company to market, credit and operational risks.

Market risk represents the potential loss the Company may incur as a result of absolute and relative price movements in financial and commodities-related instruments, price volatility, changes in yield curves, currency fluctuations and changes in market liquidity. Any activity in which the Company's business units take positions in financial instruments, contractual commitments or physical commodities exposes the Company to market risk. The vast majority of financial instruments, including derivatives, are recorded at either market or fair value, with changes in value recorded currently in the Company's Consolidated Statement of Income. Salomon Brothers' Risk Management Group identifies and reports to the Company's Chief Executive Officer and its Board of Directors, on a timely basis, the major elements of risk in the strategies undertaken by the trading businesses. The Risk Management Group also enhances, through peer review, the analysis and management of major risks by the heads of the trading desks, and, when appropriate, adjusts the levels of risk assumed.

Credit risk is the potential loss the Company could incur if an issuer or counterparty is unable to perform on its commitments, including the timely payment of principal and interest or settlement of swap and foreign exchange transactions, repurchase agreements, securities purchases and sales, and other contractual obligations. Credit risk is managed globally by Salomon Brothers' Credit Review Department. The credit risk management process considers the many factors that influence the probability of potential loss, including, but not limited to, the issuer's or counterparty's financial profile, prospects and business reputation, the specific terms and duration of the transactions, the exposure of the transactions to market risk, macroeconomic developments and sovereign risk. Contractual commitments, the largest categories of which are swap agreements and foreign exchange transactions, represent the principal source of credit risk to the Company. See the Summary of Options and Contractual Commitments included in the accompanying financial statements for further information regarding the Company's exposure to credit risk.

Operational support of the Company's participation in worldwide financial and commodities markets is critical to its success. Of particular importance is the Company's transition from an increasingly stressed central processing environment to a more efficient and flexible distributed technology environment. In connection with operational systems migrations and detailed reviews of databases supporting general ledger balances, the Company has identified certain unreconciled balances. These balances are under examination, and could result in a charge against fourth quarter earnings. The amount of such charge cannot be accurately estimated at this time. Depending on fourth quarter earnings, such a charge could be material to operating results in that period, but will not be material to the Company's financial condition.

SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                Three Months Ended
                                              September 30,      June 30,    March 31,  December 31 September 30,
 Dollars in millions, except per share amounts         1994          1994         1994         1993          1993
 For the quarter:
 Revenues:
      Principal transactions, including net
          interest and dividends                    $   188      $    (9)       $  394        $1,328      $ 279
      Investment banking                                121           86           170           250        214
      Commissions and other                              99           94           147           106         94
 Revenues, net of interest expense                      408          171           711         1,684        587
 Noninterest expenses:
      Compensation and employee-related                 399          338           417           655        383
      Other noninterest expenses                        185          179           182           222        186
 Total noninterest expenses                             584          517           599           877        569
 Income (loss) before taxes                            (176)        (346)          112           807         18
 Income taxes                                           (72)        (142)           46           331         (2)
 Net income (loss)                                  $  (104)     $  (204)        $  66         $ 476      $  20
 Annualized return on average common
      stockholders' equity:
        Primary                                       (12.8) %     (22.0) %        5.0%         47.7%       0.1%
        Fully diluted*                                (12.8) %     (22.0) %        5.0%         39.9%       0.1%
 Income (loss) before taxes by segement:
      Salomon Brothers:
       Client-Driven Businesses                     $   (62)     $  (291)        $ (173)       $ 354      $ 192
       Proprietary Trading Businesses                  (114)        (119)           212          508       (173)
      Total Salomon Brothers                           (176)        (410)            39          862         19
      Phibro Division                                   (27)          82             50          (21)        (3)
      Phibro USA                                         (4)         (10)            27          (31)         0
      Corporate and Other                                31           (8)           (4)           (3)         2
Total income (loss) before taxes                    $  (176)     $  (346)         $ 112        $ 807       $ 18
 Per common share:
      Primary earnings (loss)                       $ (1.13)     $ (2.08)         $0.48        $4.33     $ 0.01
      Fully diluted earnings (loss)*                  (1.13)       (2.08)          0.48         3.64       0.01
      Cash dividends                                   0.16         0.16           0.16         0.16       0.16
      High market price                               48 1/4      52 5/8         52 3/4       50 1/2     51 7/8
      Low market price                                38 1/2      47 1/4         44 3/4       41 1/2     37 5/8
      Ending market price                             39 1/2      47 3/4         48 1/2       47 5/8     47 3/4
      Book value at period-end                         34.50       35.71          37.87        37.93      34.20

<fn1>*Assumes conversion of convertible notes and redeemable preferred stock, unless such assumptions result in higher returns or earnings per share than determined under the primary method.

XXX BEGIN PAGE 22 XXX
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

With respect to the U.S. Treasury auction and related matters discussed under Item 3 of the Company's Annual
Report on Form 10-K for the year ended December 31, 1993
(the "1993 Form 10-K"):

     (a) on September 28, 1994, the United States District
Court for the Southern District of New York granted the individual defendants' motion in In re Salomon Inc
Shareholders' Derivative Litigation to stay trial of the action and compel arbitration, subject to determination by the New York Stock Exchange ("NYSE") as to whether the claims are arbitrable and whether the NYSE would exercise jurisdiction over the claims.

     (b) a NYSE arbitration panel on May 13, 1994 denied in their entirety the employment-related compensation claims of a former officer of the Company, John Gutfreund, who sought to recover $55.3 million. On August 12, 1994, Mr. Gutfreund filed a petition in the Supreme Court of New York for New York County seeking to vacate the arbitration panel's decision and require a new arbitration.

With respect to the class actions that were being litigated in the United States District Court for the Eastern District of Louisiana (In re Taxable Municipal Bond Securities Litigation), discussed under Item 3 of the Company's 1993 Form 10-K, the underwriters have reached a settlement with most of the plaintiffs, subject to court approval.

With respect to the Motels of America, Inc. ("MOA") matter discussed under Item 3 of the 1993 Form 10-K, the Internal
Revenue Service has advised the Company's indirect wholly-owned subsidiary, Salomon Brothers Inc ("SBI"), that it is reviewing the transactions in which Ameritech Pension Trust acquired MOA participation interests.

In connection with the antitrust litigation involving numerous companies that make markets in securities traded on the National Association of Securities Dealers Automated Quotations System ("NASDAQ"), discussed under Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, the federal court lawsuits have recently been consolidated for pretrial purposes in the Southern District of New York (In re NASDAQ Market Maker Antitrust and Securities Litigation). The state court lawsuit, Abel v. Merrill Lynch & Co., Inc., has been temporarily stayed by the California Superior Court.

Other legal proceedings, including a full discussion of the U.S. Treasury auction and related matters, are discussed under Item 3 of the Company's 1993 Form 10-K.

XXX BEGIN PAGE 23 XXX


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

The Company filed a Current Report on Form 8-K dated October
6, 1994, reporting under Item 5 ("Other Events") the issuance of a press release.

The Company filed a Current Report on Form 8-K dated October
11, 1994, reporting under Item 5 ("Other Events") various financial information.

The Company filed a Current Report on Form 8-K dated October
20, 1994, reporting under Item 5 ("Other Events") and Item 7
("Financial Statements, Pro Forma Financial Information and
Exhibits") the issuance of a press release.

XXX BEGIN PAGE 24 XXX

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Salomon Inc
                                            (Registrant)



Date November 8, 1994                   /s/ David C. Fisher
                                                 Controller



Date November 8, 1994                  /s/ Arnold S. Olshin
                                                  Secretary

XXX BEGIN PAGE 25 XXX

Form 10-Q Exhibit Index



The following exhibits are filed herewith:


Exhibit Number

     12(a)  Calculation of ratio of earnings
            to fixed charges

     12(b)  Calculation of ratio of earnings
            to combined fixed charges and
            preferred dividends