Form 10-K405
SALOMON INC
filed 1995-03-31
CIK 200245

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994        Commission File Number 1-4346

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

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED

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

11.625% Debentures due 2015                           New York Stock Exchange

6.75% DEC Common Equity-Linked Securities due 1996   American Stock Exchange

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

Securities registered pursuant to       Number of shares of common stock
    Section 12(g) of the Act:           outstanding at February 28, 1995:
             NONE                                  106,082,100

                                            Aggregate market value at
                                                February 28, 1995:
                                                   $3.8 billion

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    YES /x/   NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   /x/

Documents incorporated by reference:

  Salomon Inc 1994 Annual Report Financial Information (incorporated in 10-K Parts I, II and IV)

  Proxy Statement for the 1995 Annual Meeting of Stockholders (incorporated, in part, in 10-K Parts III and IV)

                                    PART I

Item 1.Business

Salomon Inc ("the Company") was incorporated in 1960 under the laws of the State of Delaware. At December 31, 1994, its full time equivalent number of employees was 9,077. Information concerning the business of Salomon Inc under the following captions in Exhibit 13, "Salomon Inc 1994 Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

   Salomon Inc - Overview of 1994 (on pages 14 through 19)

   Salomon Brothers - Description of Business (on pages 21 through 22)

   Phibro Division - Description of Business (on page 27)

   Phibro USA - Description of Business (on pages 28 through 30)

   Note 1   Revenues by Business Unit (on pages 67 through 70)

   Note 2   Industry Segment and Geographic Data (on pages 71 through 72)

   Note 10   Net Capital (on page 78)

Item 2.Properties

Since 1991, the Company's headquarters has been Seven World Trade Center, located in lower Manhattan, New York. In 1993, a subsidiary of Salomon Brothers purchased two long-term leasehold interests in property located in London that was previously leased on a short-term basis. Salomon Brothers' 132,000-square-foot operational support facility in Tampa, Florida was completed and became fully operational in 1992. The Tampa facility provides clearing and operational support services primarily for Salomon Brothers' New York-based sales, trading and investment banking activities.

Further information concerning the Company's properties under the following captions in Exhibit 13, "Salomon Inc 1994 Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

   Phibro Division - Description of Business (on page 27)

   Phibro USA - Description of Business (on pages 28 through 30)

   Note 4   Property, Plant and Equipment (on page 73)

Item 3.  Legal Proceedings

         On August 9, 1991, the Company announced that it had uncovered irregularities by certain employees of its indirect wholly owned subsidiary

Salomon Brothers Inc ("SBI") in connection with certain auctions of U.S. Treasury securities. During the 1991 third quarter the Company recorded a pretax charge of $200 million to establish a reserve for estimated monetary damages, settlement costs, fines, penalties, legal expenses and other related costs expected to be incurred in connection with the private actions and investigations by certain U.S. governmental authorities, state agencies and self-regulatory authorities arising out of this matter. In a settlement with U.S. governmental authorities announced on May 20, 1992, the Company and SBI consented to various sanctions including the payment of $190 million, the establishment of an additional $100 million private civil claims fund, the issuance of an injunction and the adoption of an administrative order, and in connection with this matter SBI was also temporarily suspended from dealing directly with the Federal Reserve Bank and from executing customer transactions in Treasury auctions. As a result of the settlement, the Company recorded an additional pretax charge of $185 million in the 1992 second quarter. The settlement did not resolve the Antitrust Division of the U.S. Department of Justice's charges concerning possible collusion by primary dealers and others in bidding at U.S. Treasury auctions. In January and February of 1993, the Company and SBI made payments of approximately $4 million to settle claims with 42 states and the District of Columbia arising out of the U.S. Treasury auction and related matters.

         Over 50 private actions were commenced against the Company, SBI or certain present and former directors, officers and employees of the Company or SBI with respect to the U.S. Treasury auction and related matters. These actions can be grouped into three categories: securities litigation (brought on behalf of purchasers of the Company's securities), Treasury litigation (brought on behalf of purchasers of U.S. Treasury securities) and derivative litigation.

         Forty-two of the actions were class and derivative actions which were consolidated for pre-trial or discovery purposes into three actions in the United States District Court for the Southern District of New York (the "Southern District of New York") before The Honorable Robert P. Patterson, Jr. Amended consolidated complaints were filed in each of the three consolidated groups of class actions.

         The securities litigation and Treasury litigation (with the exception of the Three Crown action discussed below) are the subject of settlement agreements. In June 1994, the court approved settlement of the consolidated securities action and the Company has paid $54.5 million to the plaintiff class out of the $100 million private civil claims fund described above. The court also awarded plaintiffs' attorneys' fees and expenses in the amount of $9.6 million, which has been paid by the Company. In July 1994, the court approved settlement of the consolidated Treasury litigation and the Company and SBI have paid $66 million to the plaintiff class. Plaintiffs' attorneys' fees and expenses related to claims against the Company awarded by the court were included in this amount. The Company and SBI expect that almost two-thirds of this payment will be reimbursed to the Company out of the $100 million private civil claims fund. The settlements described above have exhausted all but a relatively small portion of the fund.

         Plaintiffs in Three Crown Limited Partnership, et al. v. Salomon Brothers Inc, et al., 92 Civ. 3142, opted out of the Treasury litigation settlement and have continued actively to pursue claims against SBI and other defendants. This action, which is pending in the Southern District of New York, alleges, among other things, that SBI and one of its former employees violated provisions of the Federal securities laws, the Racketeer Influenced and Corrupt Organization Act ("RICO") and the antitrust laws, in some instances in collusion with others, by repeatedly purchasing quantities of U.S. Treasury securities in excess of Federal regulatory limits and manipulating the market in U.S. Treasury securities. The action seeks compensatory damages of approximately $25 million and trebling of that amount pursuant to the antitrust and RICO laws, as well as costs, interest and other relief.

         In re Salomon Inc Shareholders' Derivative Litigation, 91 Civ. 5500 (S.D.N.Y., consolidated August 30, 1991), consolidated for all pre-trial purposes 16 actions which asserted derivative claims purportedly on behalf of the Company against members of the Company's Board of Directors and others. The actions claim, among other things, that SBI employees violated U.S. Treasury and Federal Reserve Board regulations governing the purchase of U.S. Treasury securities at auctions by repeatedly purchasing quantities of U.S. Treasury securities in excess of Federal regulatory limits and submitting bids for those securities in the names of persons who had not authorized such bids. The claims, as originally filed, further asserted that the director defendants breached their fiduciary obligations to the Company by engaging in or recklessly disregarding these allegedly illegal practices, thereby exposing the Company to potential liabilities and adverse business consequences. The actions seek to require the individual defendants to recompense the Company for all damages caused by them, to return compensation received by them and to pay punitive damages, as well as costs, interest and other relief. The Company moved to dismiss the complaint on the grounds that plaintiffs had failed to make a demand on the Company's Board of Directors. In January 1994, the derivative plaintiffs amended their complaint, among other things, to dismiss without prejudice their complaint against all defendants other than those who ceased to be officers or directors of the Company following the announcement of irregularities in August 1991.

         On September 28, 1994, the United States District Court of the Southern District of New York granted the motion of the individual defendants to stay trial of the action and compel arbitration, subject to determination by the New York Stock Exchange as to whether the claims are arbitrable and whether the New York Stock Exchange would exercise jurisdiction over the claims. The New York Stock Exchange declined to exercise jurisdiction on December 22, 1994. Individual defendants have appealed that decision to the New York Stock Exchange Board. The determination of the motion by the Board is currently pending.

         A New York Stock Exchange arbitration panel on May 13, 1994 denied in their entirety the employment-related compensation claims for John Gutfreund who sought to recover $55.3 million. On August 12, 1994, Mr. Gutfreund filed a petition in the Supreme Court of New York for New York County seeking to vacate the arbitration panel's decision and require a new arbitration. On December 31, 1994, the Court dismissed Mr. Gutfreund's petition and confirmed the arbitration panel's decision denying Mr. Gutfreund's claims. Mr. Gutfreund has appealed the decision.


         As part of the May 1992 settlement of the U.S. Treasury auction matters with the U.S. governmental authorities, the Company and SBI consented to an injunction against violating certain record keeping and anti-fraud provisions of the Federal securities laws based on allegations that transactions in certain securities during 1984 and 1986 were pre-arranged to accelerate the recognition of losses for Federal income tax purposes. In connection with audits of the Company's Federal income tax returns, the Internal Revenue Service indicated it was contemplating claims for civil penalties in connection with such transactions during 1984 and 1986. The transactions as to which penalties were contemplated were apparently effected solely by employees who have left the Company and were in violation of Company policy. The principal impact of such transactions was deferral of taxes. Promptly after it discovered the transactions, the Company informed the Internal Revenue Service and paid the taxes due and interest. The Company and the Internal Revenue Service have entered into a settlement agreement that resolves the scope of claims for civil penalties, which civil penalties shall be payable by the Company to the Internal Revenue Service in an amount to be determined in accordance with the terms of the settlement agreement.

         SBI has been named as a defendant in a purported class action brought in May 1988 in the Delaware Chancery Court for New Castle County (Shields and Van De Walle v. L.F. Rothchild, Unterberg, Towbin Holdings, Inc., et al.). The defendants include L.F. Rothchild, Unterberg, Towbin Holdings, Inc. ("Holdings"), certain of its officers and directors, certain selling shareholders and controlling persons and the lead underwriters for Holdings' March 1986 public offering of 7,676,325 shares of Common Stock at $20.50 per share. Plaintiffs purport to represent a class of all persons who purchased stock pursuant to that offer. Together with Shearson Lehman Brothers Incorporated and L.F. Rothchild Incorporated ("L.F. Rothchild"), SBI acted as one of the lead underwriters with a participation of 1,074,441 shares. In general, the complaint alleges that the prospectus prepared in connection with the offering contained untrue statements of material fact and omitted to state material facts in violation of the Federal securities laws. The complaint seeks, among other things, compensation and punitive damages in unspecified amounts as well as the costs of the action. Both Holdings and L.F. Rothchild have been reorganized in bankruptcy proceedings and SBI no longer has any outstanding claims for indemnity or contribution against them. In February 1990, the court determined that the action should be stayed as to all defendants pending resolution of a class proof of claim filed by the Shields and Van De Walle plaintiffs in the Holdings bankruptcy proceeding that alleges the same claims contained in the Shields and Van De Walle complaint. That proof of claim was withdrawn, and with the completion of the reorganization of Holdings, the stay has been lifted and pre-trial proceedings have resumed.

         In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against SBI and Salomon Brothers Realty Corporation ("SBRC") in the United States District Court for the Northern District of

Illinois. The second amended complaint alleges that three purchases by APT from Salomon of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of American, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated RICO and state law. SBI had acquired the participation interests in transactions in which it purchased as principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three such interests and 100% of one such interest were sold to APT for purchase prices aggregating approximately $20.9 million. Plaintiffs' second amended complaint seeks (i) a judgment on the ERISA claims in the amount of the purchase prices of the four participation interests (approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (ii) a judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. SBI and SBRC answered the second amended complaint in part, moved to dismiss in part and asserted counterclaims against plaintiff Ameritech Corp. On August 16, 1993 the court (i) dismissed the RICO claims as well as plaintiffs' claims for breach of contract and unjust enrichment; (ii) denied SBI's motion to dismiss one of the ERISA claims (which alleges that SBI participated in a fiduciary's breach); and (iii) denied Ameritech's motion to dismiss SBI's counterclaims. Discovery with respect to the remaining claims is ongoing. Each of the Department of Labor and the Internal Revenue Service had advised SBI that it was reviewing the transactions in which APT acquired such participation interests. The Department of Labor, however, has advised Salomon that its investigation has been concluded. With respect to the Internal Revenue Service investigation, SBI and Salomon Brothers Realty Corp. have consented to extensions of time for the assessment of excise taxes which may be claimed to be due with respect to the transactions for the year 1987.

         Golder, Thoma, Cressey Fund III Limited Partnership, et al. v. Salomon Brothers Inc., is a lawsuit brought by Golder, Thoma, Cressey Fund III Limited Partnership and three individuals purporting to represent eleven members of senior management of Health Care and Retirement Corporation of America ("HCRA"), in the Circuit Court of Cook County, Illinois on July 10, 1992 against SBI in connection with SBI's performance in providing financial advisory services for the proposed acquisition by the plaintiffs of HCRA in 1991. An amended complaint was filed on November 14, 1994 that added Salomon Brothers Realty Corp. as a defendant and certain lower-level members of management of HRCA as plaintiffs. The lawsuit asserts claims for negligence, breach of fiduciary duty, negligent misrepresentation and breach of contract. Plaintiffs seek to recover damages purported to exceed $190 million due to their alleged inability to complete the acquisition at an advantageous price, $6 million of alleged fees and expenses, punitive damages and attorneys' fees, as well as costs and other relief. Discovery is ongoing in this case.


         Between May 1994 and the present, SBI, along with a number of other broker-dealers, was named as a defendant in approximately 25 federal court lawsuits and one state court lawsuit, principally alleging that companies that make markets in securities traded on Nasdaq violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the price bid and the price asked for certain securities. The federal lawsuits were consolidated for pretrial purposes in the Southern District of New York in the fall of 1994 under the caption In re Nasdaq Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al., Superior Court of San Diego No. 677313, has been stayed.

         In the federal suits, the plaintiffs purport to represent the class of persons who bought what they currently estimate to be approximately 1650 securities on Nasdaq between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorneys' fees and the costs of the action. (The state case, brought under California law, seeks similar relief.) Plaintiffs filed a consolidated amended complaint on December 16, 1994. Defendants filed a motion to dismiss that complaint on February 2, 1995. A hearing on the motion is scheduled for April 26, 1995. By order of the court, discovery, other than third party discovery, is stayed pending that hearing.

         The Antitrust Division of the Department of Justice is conducting an industry-wide investigation into the Nasdaq market. It has issued civil investigative demands to Salomon seeking interrogatory responses and the production of documents relating to Salomon's role as a market maker in Nasdaq stocks. The Securities and Exchange Commission is also conducting an industry-wide investigation of various Nasdaq market practices. SBI has received various subpoenas for documents relating to the Nasdaq market as part of the Securities and Exchange Commission investigation.

         During 1994, a number of customers of SBI's Private Investment Department in Hong Kong asserted claims against SBI arising primarily from alleged inappropriate sales practices with respect to transactions involving principally collateralized mortgage obligations. Certain of these customers have filed for arbitrations of these claims with the National Association of Securities Dealers, Inc. and the American Arbitration Association. Salomon has resolved almost all of these asserted claims, the cost of which was reflected in 1994 results. Salomon announced the closing of the Private Investment
Department in early 1995.

         Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), under certain circumstances, a potentially responsible party ("PRP"), may be held jointly and severally liable, without regard to fault, for response costs at a CERCLA site. A PRP's ultimate cost at a site generally depends on its involvement with the site and the nature and extent of contamination, the remedy selected, the role of other PRPs in creating the alleged contamination and the availability of contribution from those PRPs, as well as any insurance or indemnification agreements which may apply. In most cases, both the resolution of the complex issues involved and any necessary remediation expenditures occur over a number of years.

         In 1988, a subsidiary of Salomon Inc, The S.W. Shattuck Chemical Company, Inc. ("Shattuck"), along with over 350 industrial, municipal and other entities, was named by the federal Environmental Protection Agency ("EPA") as a PRP subject to liability under CERCLA at a site, Section 6 of the Lowry Landfill in Arapaho County, Colorado ("Lowry"), owned by the city and county of Denver ("Denver"). Shattuck was named a PRP based on disposal of its wastes at Lowry. Along with several other waste generator PRPs, Shattuck entered into two Administrative Consent Orders with the EPA pursuant to which certain site investigations and studies were conducted. In March 1994, EPA selected a remedy for Lowry, estimated to cost approximately $94 million. In December 1991, Denver filed suit under CERCLA and state common law in the United States District Court for the District of Colorado against Salomon Inc, Shattuck and 38 other PRPs seeking a declaration of their liability for, and recovery of, response costs expended and to be incurred at Lowry. In February 1992, Waste Management of Colorado, Inc. and Chemical Waste Management Inc., both PRPs at Lowry, commenced a similar action in the same court against Salomon Inc and Shattuck. In May 1993, the Company and Shattuck settled both actions with the plaintiffs. Under the settlement and based on current EPA estimates, the Company's ultimate share of remediation costs is not expected to exceed $13 million of which approximately 60% has been paid into a trust fund.

         In August 1992, the EPA issued a Unilateral Administrative Order ("the Order") for remedial design/remedial action to be performed by Shattuck under CERCLA at a site

(Bannock Street), which includes property owned by, and a metal processing plant previously operated by, Shattuck in Denver, Colorado. The Order provides that, in the course of performing the remedial design/remedial action, Shattuck shall demonstrate financial assurance in an amount not less that $26.6 million. Effective August 31, 1992, Shattuck served notice to EPA of its intent to comply with the Order. Shattuck has performed significant remediation activities at the site in accordance with the Order. In May 1994, Denver issued a Cease and Desist Order ("CD Order") to Shattuck to stop work under the Order. In August 1994, EPA filed suit in the Federal District Court in Colorado seeking to set aside the CD Order. Pending resolution of this suit, Shattuck is complying with the CD Order. EPA has also demanded payment by Shattuck of past response costs purportedly relating to the site alleged to be approximately $3 million. The extent of Shattuck's liability for these costs cannot be determined at this time, because Shattuck is actively contesting the factual and legal bases for EPA's claim.

         In May 1993, the National Zinc site in Bartlesville, Oklahoma was proposed for listing as a superfund site on EPA's National Priorities List under CERCLA. Final listing remains subject to EPA's determination. In May 1993, both Salomon Inc and a current subsidiary received notices from EPA of designation as PRPs with respect to National Zinc. The National Zinc site was defined by EPA to include a smelter facility which had been owned by a former subsidiary of the Company and an eight square mile area surrounding such facility. The Company and its current subsidiary have formally opposed the PRP designations. In October 1993, the Company received notice from EPA of a planned removal response by EPA at the National Zinc site estimated by EPA to cost approximately $15.2 million. The Company and two other parties were designated by EPA as PRPs with respect to this removal action. In November 1993, EPA notified the Company and the same two other PRPs of its intent to conduct a remedial investigation, feasibility study and remedial design ("RI/FS/RD") for the site on a schedule which would result in selecting a remedy by December 1994, and offered the PRPs the opportunity to do this work. EPA also stated its willingness to consider a State Delegation Pilot Project whereunder PRPs, including the Company, could conduct the RI/FS/RD pursuant to an Administrative Order of Consent with the State of Oklahoma, with limited oversight by EPA. In February 1994, EPA issued to the Company and two other PRPs a Unilateral Administrative Order ("UAO") with respect to the removal action described above. The Company and one other PRP served notice to EPA of their intention to comply with the UAO. In April 1994, the Company, one other PRP and the City of Bartlesville entered into a Consent Agreement and Final Order ("CAFO") with the Oklahoma Department of Environmental Quality ("ODEQ") to conduct the RI/FS/RD. The work required under the UAO and the CAFO has been timely completed to date. The Company estimates that its cost to perform the removal action pursuant to the UAO and to participate in performing the RI/FS/RD will be approximately $7.5 million. In December 1994, ODEQ issued a Record of Decision selecting a remedy for Operable Unit 1, relating to protection of human health, covering the area at the National Zinc site surrounding the smelter facility. The selected remedy is estimated to cost approximately $24.3 million. Under the terms of the CAFO, the Company and the other PRPs have agreed to negotiate with ODEQ in good faith regarding what role, if any, they will have in the implementation of the selected remedy. While the Company and the other PRPs have advised ODEQ that they are preparing to initiate such negotiations, the Company's future costs, if any, related to implementation of the selected remedy at the site cannot be determined at this time.

         In February 1994, Horseheads Industries, Inc. D/B/A Zinc Corporation of America ("ZCA"), the current owner of the smelter facility at the National Zinc site, filed suit in the United States District Court for the Northern District of Oklahoma against the Company, St. Joe Minerals Company ("St. Joe"), Fluor Corporation ("Fluor") and Cyprus Amax Minerals Company ("Cyprus") alleging that the defendants are liable to it for response costs incurred in connection with the smelter facility under CERCLA because of the release of hazardous substances during periods of ownership or operation by them or their affiliates or predecessors in interest. In August 1994, a settlement agreement was entered into between ZCA, Fluor/St. Joe and the Company (but not Cyprus), providing for an allocation as between the settling parties as to both past and future response costs. With respect to future remediation (the determination and implementation of which is expected to take several years) and the costs thereof, the settlement agreement established a management committee comprised of representatives of the settling parties to oversee study and clean-up of the facility and the costs associated therewith. Pursuant to the settlement, the Company and Fluor have taken over ZCA's role in the litigation including defense of ZCA against a pending counterclaim of Cyprus, and pursuit of claims against Cyprus. The Company's future costs related to the remediation of the smelter facility cannot be determined at this time, because the timing, nature and extent of any such remediation are still under study.

         In March 1990, Salomon Inc and a subsidiary were notified by the Tennessee Department of Health and Environment ("TDHE") that they were responsible for remedial costs under the Tennessee Hazardous Waste Management Act, as prior owners and operators, at Roane Alloys, a ferro-alloy plant in Rockwood, Tennessee. In 1992, Salomon Inc's subsidiary, together with another prior owner and the current owner of the site, received a determination from the TDHE selecting a site remediation plan under which management believes that Salomon Inc's and the subsidiary's costs will total approximately $1 million. Remediation activities have been substantially completed at the site.

         In addition to the matters discussed above, liability under CERCLA is currently asserted against Salomon Inc and/or its subsidiaries by EPA relating to the following sites: Erda, Utah (Micronutrients International) and Granite City, Illinois (NL/Taracorp). Additionally, a subsidiary has been named as a third-party defendant in a suit filed by the EPA in the United States District Court for the Western District of Pennsylvania to recover response costs allegedly expended at a CERCLA site in Pulaski, Pennsylvania (Metcoa). In each case, Salomon Inc, or the subsidiary, has been identified as a PRP based upon the alleged shipment of relatively small volumes of material to the site, and management believes that Salomon Inc's, or the subsidiary's share of remediation costs will be immaterial.

         In July 1994, a lawsuit was filed in the Federal Court in Texas against Phibro Energy USA, Inc., ("Phibro USA") a subsidiary of the Company, by the Friends of the Earth, Inc. The action is a citizen's suit brought under Section 505 of the Federal Water Pollution Control Act alleging violations by Phibro USA of the monitoring, record keeping and discharge limitations of its Houston refinery wastewater discharge permit during the period from September 1989 to the date of the suit. Subsequent to the filing of this lawsuit, the EPA filed an Administrative Complaint against Phibro USA, alleging substantially the same violations under the Clean Water Act and implementing regulations. Phibro USA has settled the EPA's claim. The extent of Phibro USA's liability with respect to the claim alleged in the lawsuit cannot be determined at this time.

         In June 1994, the Company's subsidiary, Philipp Brothers, Inc., received from the Attorney General of Texas a Notice of Potential Liability, under the Texas Solid Waste Disposal Act and CERCLA, with respect to the Industrial Road/Industrial Metals Site (the "Site") in Corpus Christi, Texas. The State of Texas (the "State") has estimated that complete remediation of the Site and post-closure care will cost approximately $7.2 million. The State has claimed that Philipp Brothers, Inc.'s share of such cost is approximately $487,000. Philipp Brothers, Inc. has advised the State that it has been incorrectly identified as a PRP at the Site. The extent of Philipp Brothers, Inc.'s liability with respect to the State's claim cannot be determined at this time.


         In addition, other legal proceedings are pending against or involve the Company and its subsidiaries. Based on information currently available and established reserves, the Company believes the ultimate resolution of pending legal proceedings will not result in any material adverse impact on the Company's consolidated financial condition; however, such resolution could have a material adverse impact on operating results in future periods depending in part on the results for such periods.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

Executive Officers of the Registrant

Name and Age                                Office
------------                                ------
Jerome H. Bailey (42)     Chief Financial Officer since June 1993; previously
                          employed at Morgan Stanley in various executive capacities for more than five years

Robert E. Denham (49)*    Chairman and Chief Executive Officer since June 1992;
                          previously General Counsel from September 1991;
                          previously a partner in the law firm of Munger, Tolles & Olson, Los Angeles, California, for more than four years

Gedale B. Horowitz (62)*  Executive Vice President since 1981

John G. Macfarlane (40)   Treasurer since 1989; Treasurer of Salomon Brothers
                          Inc since 1989; previously employed by Salomon
                          Brothers Inc in various executive capacities from 1979

Kenneth K. Marshall (52)  Acting Controller since March 1, 1995; employed by
                          Salomon Brothers Inc since October 1993; previously employed by Coopers & Lybrand in various executive capacities for more than five years

Deryck C. Maughan (47)*  Executive Vice President since May 1993; Chairman and
                          Chief Executive Officer of Salomon Brothers Inc since May 1992; previously Chief Operating Officer of Salomon Brothers Inc from August 1991; Vice Chairman of Salomon Brothers Inc from January 1991 to August 1991; Chairman of Salomon Brothers Asia Limited from 1986 to 1991

Robert H. Mundheim (62)   Executive Vice President and General Counsel since
                          December 1993; General Counsel since September 1992;
                          previously co-chairman of the law firm Fried, Frank, Harris, Shriver and Jacobson, New York, from March

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
         Matters

Information concerning the market for the Registrant's common equity and related stockholder matters in Exhibit 13, "Salomon Inc 1994 Annual Report Financial Information," under the caption "Common Stock Data" on page 95, is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data in Exhibit 13, "Salomon Inc 1994 Annual Report Financial Information," under the caption "Five Year Summary of Selected Financial Information" on page 96, is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contained under the following captions in Exhibit 13, "Salomon Inc 1994 Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

   Financial Highlights (page 1)
   Overview of 1994 (on pages 14 through 19)
   Segment Information (on pages 20 through 31)
   Derivative Instruments (on pages 32 through 36)
   Capital and Liquidity Management (on pages 37 through 44)
   Risk Management (on pages 45 through 53)

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and subsidiaries, together with the Summary of Options and Contractual Commitments, the Summary of Accounting Policies, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, contained in Exhibit 13, "Salomon Inc 1994 Annual Report Financial Information" on pages 56 through 93, and the information appearing under the caption "Selected Quarterly Financial Data (Unaudited)" on page 94 of such Exhibit are deemed part of this Annual Report on Form 10-K and are hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants reportable herein.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

(a) Directors -

Information concerning directors of the Registrant is contained under the caption "Election of Directors" in the Proxy Statement for the 1995 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

(b) Executive Officers -

Information concerning executive officers of the Registrant is presented in
Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

Information concerning executive compensation is contained under the captions "Election of Directors - Executive Compensation" and "Election of Directors - Board of Directors' Role, Meetings, Committees and Fees" in the Proxy Statement for the 1995 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is contained under the caption "Election of Directors - Information as to Certain Stockholdings" in the Proxy Statement for the 1995 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is contained under the caption "Election of Directors - Certain Transactions" in the Proxy Statement for the 1995 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules

(1)  Financial Statements

The Consolidated Financial Statements of the Company and subsidiaries, together with the Summary of Accounting Policies, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, dated February 26, 1995, are contained in Exhibit 13, "Salomon Inc 1994 Annual Report Financial Information," and are hereby incorporated herein by reference.


(2)  Schedules

(Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.)

(3)  Exhibits

3.a Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3 to Quarterly Reports on Form 10-Q for the quarters ended June 30, 1987 and June 30, 1986, Exhibit 4(a) to Registration Statement Number 2-84733 on Form S-3 filed June 30, 1983,
       Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1987, Exhibit A to Exhibit 1 to Registration Statement on Form 8-A filed February 11, 1988, Exhibit 3 to Current Report on Form 8-K dated June 13, 1991, and Exhibit 4(a) to Current Report on Form
       8-K dated February 22, 1993)

3.b*   By-laws of the Company, as amended February 26, 1995

4.a    Certificate of Incorporation of the Company.  See Exhibit 3(a) above.

4.b Rights Agreement dated as of February 8, 1988 between Salomon Brothers Inc and Morgan Shareholders Services Trust Company and related letter dated February 9, 1988 from Berkshire Hathaway Inc. (incorporated by reference to Exhibit 28 to Annual Report on Form 10-K for the year ended December 31, 1987)

4.c First Amendment dated December 7, 1988 to Rights Agreement dated as of February 8, 1988 between Salomon Inc and Morgan Shareholder Services Trust Company (incorporated by reference to Exhibit 28 to Annual Report on Form 10-K for the year ended December 31, 1988)

4.d Contract dated September 27, 1987 between Berkshire Hathaway Inc. and Salomon Inc and letter dated September 28, 1987 amending said contract (incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31, 1987)

4.e The Company agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries that does not exceed 10 percent of the total consolidated assets of the Company.

10.a Lease between 7 World Trade Center Company and Salomon Inc dated November 23, 1988 (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K, as amended, for the year ended December 31,
       1991)


10.b Foundation Agreement for the creation of the Joint Enterprise "White Nights" between Varyeganneftegaz Production Association, Phibro Energy Production, Inc. and Anglo-Suisse (U.S.S.R.) L.P. dated November 1, 1990 (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K, as amended, for the year ended December 31, 1991)

10.c Charter of the Joint Enterprise "White Nights" (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K, as amended, for the year ended December 31, 1991)

10.d Non-Qualified Stock Option Plan of 1984 (incorporated by reference to Exhibit A to the Proxy Statement for the 1988 Annual Meeting of the Stockholders)

12.a*  Calculation of Ratio of Earnings to Fixed Charges

12.b* Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

13* Salomon Inc 1994 Annual Report Financial Information (furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Report except for those portions which are expressly incorporated by reference)

21*    Subsidiaries of the Registrant

23*    Consent of Independent Public Accountants

24*    Powers of Attorney

27*    Financial Data Schedule

99.a Copies of the settlement documents relating to the resolution of certain governmental investigations with respect to the U.S. Treasury auction and related matters (incorporated by reference to Exhibit 28(a) to the Annual Report on Form 10-K for the year ended December 31, 1992)

99.b Copies of the amended consolidated complaints filed in connection with In re Salomon Inc Securities Litigation, In re Salomon Brothers Treasury Litigation and In re Salomon Inc Shareholders' Derivative Litigation (incorporated by reference to Exhibit 28(b) to the Annual Report on Form 10-K for the year ended December 31, 1992)

99.c Summaries of the complaints filed against the Company, SBI and certain present and former directors, officers and employees of the Company and

       SBI in the six individual actions named in Item 3 with respect to the U.S. Treasury auction and related matters (incorporated by reference to Exhibit 28(c) to the Annual Report on Form 10-K for the year ended December 31, 1992)

99.d Copies of the six complaints summarized in Exhibit 28(c) which were filed against the Company, SBI or certain present and former directors, officers and employees of the Company and SBI with respect to the U.S. Treasury auction and related matters (incorporated by reference to Exhibit 28(c) to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1991; Exhibit 28(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991;
       Exhibit 28(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992; Exhibit 28(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992; Exhibit 28(f) to the Company's Current Report on Form 8-K dated September 16, 1991 and Exhibits 28(b) and (c) to the Company's Current Report on Form 8-K dated July 28, 1992).

* Filed herewith

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated February 2, 1995, reporting under Item 5 ("Other Events:") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

The Company filed a Current Report on Form 8-K dated February 27, 1995, reporting under Item 5 ("Other Events:") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1995.

       SALOMON INC                           By /s/ Arnold S. Olshin
       (Registrant)                                 (Secretary)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert E. Denham           Chief Executive Officer          March 30, 1995
                            and Director

Jerome H. Bailey           Chief Financial Officer          March 30, 1995
                            and Chief Accounting Officer

Dwayne O. Andreas*         Director                         March 30, 1995

Warren E. Buffett*         Director                         March 30, 1995

Claire M. Fagin*           Director                         March 30, 1995

Gedale B. Horowitz*        Director                         March 30, 1995

Deryck C. Maughan*         Director                         March 30, 1995

William F. May*            Director                         March 30, 1995

Charles T. Munger*         Director                         March 30, 1995

Louis A. Simpson*          Director                         March 30, 1995

Robert G. Zeller*          Director                         March 30, 1995

*The undersigned, by signing his or her name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director, on the 30th day of March, 1995.

                                         By /s/ Arnold S. Olshin
                                             (Attorney-In-Fact)

SALOMON INC
FORM 10-K EXHIBIT INDEX

Certain exhibits to this Form 10-K have been incorporated by reference in Part IV Item 14. The following exhibits are being filed herewith:

Exhibit Number    Description
--------------    -----------
     3.b          By-Laws

    12.a          Calculation of Ratio of Earnings to Fixed Charges

    12.b Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

    13            Salomon Inc 1994 Annual Report Financial Information

    21            Subsidiaries of the Registrant

    23            Consent of Independent Public Accountants

    24            Powers of Attorney

    27            Financial Data Schedule