Form 10-Q
period 1995-03-31
SALOMON INC
filed 1995-05-12
CIK 200245

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to_____


                         Commission File Number 1-4346


                                  Salomon Inc
             (Exact name of registrant as specified in its charter)

                  Delaware                               22-1660266
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


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


                                    Yes X     No


                  Number of shares of common stock outstanding
                         at April 30, 1995: 106,177,529


                                  Salomon Inc
                                   Form 10-Q



Part I             FINANCIAL INFORMATION                                                                          Page No.



Item 1.             Financial Statements (unaudited):

                    Consolidated Statement of Income -
                             Three months ended March 31, 1995 and 1994                                                      3

                    Condensed Consolidated Statement of Financial Condition -
                             March 31, 1995 and December 31, 1994                                                          4-5

                    Summary of Options and Contractual Commitments -
                             March 31, 1995 and December 31, 1994                                                            6

                    Condensed Consolidated Statement of Cash Flows -
                             Three months ended March 31, 1995 and 1994                                                      7

                    Notes to Unaudited Condensed Consolidated Financial Statements                                        8-10

Item 2.             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                            11-17


PART II  OTHER INFORMATION

Item 1.             Legal Proceedings                                                                                       18

Item 4.             Submission of Matters to a Vote of Security Holders                                                     18

Item 5.             Other Events                                                                                            18

Item 6.             Exhibits and Reports on Form 8-K                                                                        19



SIGNATURES                                                                                                                  20


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME
(unaudited)

Dollars in millions, except per share amounts
Three months ended March 31,                                                               1995                           1994
Revenues:
Interest and dividends                                                            $       1,608                  $       1,400
Principal transactions                                                                      370                             53
Investment banking                                                                           22                            170
Commissions                                                                                  89                             90
Other                                                                                       (21)                            56
         Total Revenues                                                                   2,068                          1,769
Interest  Expense                                                                         1,325                          1,058
         Revenues, net of interest expense                                                  743                            711
Noninterest expenses:
Compensation and employee-related                                                           431                            417
Technology                                                                                   64                             60
Professional services and business development                                               45                             34
Occupancy                                                                                    41                             38
Clearing and exchange fees                                                                   16                             20
Other                                                                                        12                             30
        Total noninterest expenses                                                          609                            599
Income before taxes                                                                         134                            112
Income taxes                                                                                 53                             46
Net income                                                                        $          81                  $          66
Per common share:
Primary earnings                                                                  $        0.59                  $        0.48
Fully diluted earnings                                                                     0.59                           0.48
Dividends                                                                                  0.16                           0.16
Weighted average shares of common stock
     outstanding (in thousands):
For primary earnings per share                                                          106,300                        110,600
For fully diluted earnings per share                                                    106,700                        111,100

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.


CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)

Dollars in millions
ASSETS                                                                      March 31, 1995                    December 31, 1994

Cash and interest bearing equivalents                                                 $      1,580                     $       3,539

Financial instruments and contractual commitments:
     Government and government agency securities - U.S.              $     28,985                         $    32,980
     Government and government agency securities - non-U.S.                37,087                              34,071
     Corporate debt securities                                             11,734                              11,537
     Options and contractual commitments                                    6,997                               6,932
     Equity securities                                                      4,156                               4,169
     Mortgage loans and collateralized mortgage securities                  1,681                               2,190
     Other                                                                  1,431                               1,418
                                                                                            92,071                            93,297

Commodities-related products and instruments:
     Crude oil, refined products and other
        physical commodities                                                1,345                               1,066
     Options and contractual commitments                                      530                                 424
                                                                                             1,875                             1,490

Collateralized short-term financing agreements:
     Securities purchased under agreements to resell                       37,009                              43,792
     Securities borrowed and other                                         18,876                              17,034
                                                                                            55,885                            60,826

Receivables                                                                                  8,397                             8,524

Assets securing collateralized mortgage obligations                                          3,070                             3,140

Property, plant and equipment, net                                                           1,238                             1,181

Other assets, including intangibles                                                            840                               735
     Total assets                                                                     $    164,956                     $     172,732

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)


Dollars in millions
LIABILITIES AND STOCKHOLDERS' EQUITY                                        March 31, 1995                    December 31, 1994
Short-term borrowings:

     Securities sold under agreements to repurchase                  $     79,609                         $    70,405
     Bank borrowings                                                        3,404                               2,333
     Securities loaned                                                      1,608                               1,500
     Deposit liabilities                                                    1,020                               1,447
     Commercial paper                                                       1,014                                 865
     Other                                                                  3,652                               2,029
                                                                                      $     90,307                     $      78,579

Financial and  commodities-related  instruments  sold,
    not yet  purchased,  and contractual commitments:
     Government and government agency securities - U.S.                    16,058                              31,021
     Government and government agency securities - non-U.S.                11,665                              18,948
     Financial options and contractual commitments                          9,141                               6,232
     Equity securities                                                      4,355                               3,528
     Corporate debt securities                                              1,419                               1,677
     Commodities, including options and
          contractual commitments                                             759                                 663
                                                                                            43,397                            62,069
Payables and accrued liabilities                                                             8,487                             9,364
Collateralized mortgage obligations                                                          2,971                             3,026
Term debt                                                                                   15,239                            15,202
     Total liabilities                                                                     160,401                           168,240
Commitments and contingencies (Note 2)
Redeemable preferred stock, Series A                                                           700                               700
Stockholders' equity:
     Preferred stock, Series C and D                                          312                                 312
     Common stock                                                             156                                 156
     Additional paid-in capital                                               289                                 292
     Retained earnings                                                      4,725                               4,681
     Cumulative translation adjustments                                        18                                   5
     Common stock held in treasury, at cost                                (1,645)                             (1,654)
           Total stockholders' equity                                                        3,855                             3,792
     Total liabilities and stockholders' equity                                       $    164,956                     $     172,732

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.



SALOMON INC AND SUBSIDIARIES
SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
(UNAUDITED)
                                                                   March 31, 1995                      December 31, 1994
                                               Notional   Current Market or Fair Value       Notional   Current Market or Fair Value
Dollars in billions                             Amounts       Assets     Liabilities          Amounts         Assets     Liabilities
Exchange-issued products:

   Futures contracts*                          $  474.2        $   -         $   -          $   734.3          $   -          $   -
   Other exchange-issued products:
     Equity contracts                              16.7           .2            .2               11.6             .1             .1
     Fixed income contracts                        18.9            -             -               24.2              -             .1
     Foreign exchange contracts                     1.2            -             -                4.1              -              -
     Commodities-related contracts                  5.6            -             -               11.3              -              -
Total exchange-issued products                    516.6           .2            .2              785.5             .1             .2
Over-the-counter  swap agreements,
swap options,  caps and floors:
   Swaps                                          433.4          3.3           5.7              383.3            3.8            3.7
   Swap options written                             6.6            -            .3                9.7              -             .1
   Swap options purchased                          17.3           .6            .2               24.5             .7              -
   Cap and floor agreements                        75.4           .3            .6               68.1             .3             .7
Total over-the-counter swap agreements,
  swap options, caps and floors                   532.7          4.2           6.8              485.6            4.8            4.5
Over-the-counter foreign exchange
contracts and options:
   Forward currency contracts                      55.9           .8            .6               49.8             .3             .2
   Options written                                 16.8            -            .7               15.3              -             .4
   Options purchased                               13.0           .6             -               15.0             .4              -
Total  over-the-counter foreign
exchange contracts and options                     85.7          1.4           1.3               80.1             .7             .6

Other options and contractual
commitments:
   Options and warrants on equities
   and equity indices**                            26.7           .8            .4               31.5            1.0             .6
   Options and forward contracts on
   fixed-income securities**                      120.7           .4            .4              103.2             .3             .3

   Commodities-related contracts***                22.2           .5            .5               23.1             .4             .5
Total                                          $1,304.6         $7.5          $9.6           $1,509.0           $7.3           $6.7

*Margin on futures contracts is included in receivables/payables on the Condensed Consolidated Statement of Financial Condition. **The market or fair value of such instruments recorded as assets includes approximately $600 million at March 31, 1995 and $300 million at December 31, 1994 of over-the-counter instruments primarily with investment grade counterparties. The remainder consists primarily of highly liquid instruments actively traded on organized exchanges. ***The substantial majority of these over-the-counter contracts are with investment grade counterparties.


                                      CREDIT EXPOSURE, NET OF COLLATERAL, ON OTC SWAP AGREEMENTS,
                                    SWAP OPTIONS, CAPS AND FLOORS AND OTC FOREIGN EXCHANGE CONTRACTS
                                                      AND OPTIONS, BY RISK CLASS*
Note:  Amounts represent current exposure and do not include potential credit exposure that may result from factors that influence market risk.
                                                                                                                       Transactions
At March 31, 1995                                                   All Transactions                                      with over
                                                                                                                            3 years
                                                                                                                                to
                                                                                                                           maturity
                               Other
                               Major
                           Derivatives                 Financial     Governments/                              Quarter
(Dollars in billions)        Dealers     Corporates    Institutions  Supranationals    Other        Total      Average         Total

Swap agreements, swap
options, caps and floors:
   Risk classes 1 and 2        $ .5         $   -         $ .3             $.1          $ .1         $1.0         $  .9         $ .5
   Risk class 3                  .5            .3           .2               -            .1          1.1            .9           .5
   Risk classes 4 and 5          .3            .7           .3               -             -          1.3           1.1           .6
   Risk classes 6, 7 and 8        -             -            -               -             -            -            .1            -
                               $1.3          $1.0         $ .8            $ .1          $ .2         $3.4          $3.0         $1.6
Foreign exchange
contracts and options:
   Risk classes 1 and 2        $ .4         $   -         $  -            $  -         $   -        $  .4         $  .2         $  -
   Risk class 3                  .4            .1            -               -            .1           .6            .1            -
   Risk classes 4 and 5          .1             -            -               -            .3           .4            .1            -
                               $ .9          $ .1         $  -            $  -          $ .4         $1.4          $ .4         $  -

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


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
Dollars in millions
Three months ended March 31,                                                                            1995                   1994
Cash flows from operating activities:
Net income adjusted for noncash items -

   Net income                                                                                        $     81              $     66
   Depreciation, amortization and other                                                                    21                    58
   Total cash items included in net income                                                                102                   124
(Increase) decrease in operating assets -
   Financial instruments and contractual commitments                                                    1,226                12,335
   Commodities-related products and instruments                                                          (385)                   68
   Collateralized short-term financing agreements                                                       4,941                (1,025)
   Receivables                                                                                            313                (4,120)
   Other                                                                                                  174                   (36)
Total (increase) decrease in operating assets                                                           6,269                 7,222
Increase (decrease) in operating liabilities -
   Short-term borrowings                                                                               11,728               (11,336)
   Financial and commodities-related instruments sold,
      not yet purchased, and contractual commitments                                                  (18,672)               (1,908)
   Payables and accrued liabilities                                                                      (876)                  (37)
Total increase (decrease) in operating liabilities                                                     (7,820)              (13,281)
Cash used in operating activities                                                                      (1,449)               (5,935)
Cash flows from financing activities:
     Proceeds from -
        Issuance of term debt                                                                           1,313                 2,938
        Employee stock purchase and option plans                                                            6                     7
     Total cash proceeds from financing activities                                                      1,319                 2,945
     Payments for -
        Term debt maturities and repurchases                                                            1,740                   854
        Collateralized mortgage obligations                                                               134                   337
        Purchase of common stock for treasury                                                              --                   237
        Dividends on common stock                                                                          18                    18
        Dividends on preferred stock*                                                                      18                    13
     Total cash payments for financing activities                                                       1,910                 1,459
Cash provided by (used in) financing activities                                                          (591)                1,486
Cash flows from investing activities:
     Proceeds from -
        Assets securing collateralized mortgage obligations                                               159                   255
     Total cash proceeds from investing activities                                                        159                   255
     Payments for -
        Property, plant and equipment                                                                      78                    39
     Total cash payments for investing activities                                                          78                    39
  Cash provided by investing activities                                                                    81                   216
Decrease in cash and interest bearing equivalents                                                      (1,959)               (4,233)
Cash and interest bearing equivalents at January 1                                                      3,539                 5,748
Cash and interest bearing equivalents at March 31                                                    $  1,580              $  1,515

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.

* For the three months ended March 31, 1995 and March 31, 1994, dividends on preferred stock were reduced by the aftertax impact ($4 million and $9 million, respectively) of interest rate swaps that effectively convert the Company's fixed-rate dividend obligations to variable-rate obligations.

Notes to Unaudited Condensed Consolidated Financial Statements

1.       Basis of Presentation

         The Unaudited Condensed Consolidated Financial Statements include the accounts of Salomon Inc and all majority-owned subsidiaries (collectively, the "Company"). These financial statements include all adjustments necessary for a fair presentation of financial condition, results of operations and cash flows. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2.       Legal Proceedings

         Outstanding legal matters are discussed in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Management of the Company, after consultation with outside legal counsel and consideration of applicable reserves, believes that the ultimate resolution of legal proceedings and environmental matters will not have a material adverse effect on the Company's financial condition; however, such resolution could have a material adverse impact on operating results in future periods depending in part on the results for such periods.

3.       Net Capital

         Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's principal regulated subsidiaries are discussed below.

         Salomon Brothers Inc is registered as a broker-dealer with the U.S. Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at March 31, 1995, SBI's net capital was $1,178 million, $1,139 million in excess of regulatory requirements.

         Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures Authority ("SFA") in accordance with the Financial Services Act 1986 (the "Act"). The SFA requires SBIL to have available at all times financial resources, as defined, sufficient to demonstrate continuing compliance with its rules. At March 31, 1995, SBIL's financial resources were $483 million in excess of regulatory requirements.

         Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers AG ("SBAG") are also subject to regulation in the countries in which they do business. Such regulations include requirements to maintain specified levels of net capital or its equivalent. At March 31, 1995, SBAL's net capital was $555 million above the minimum required by Japan's Ministry of Finance. SBAG's net capital was $119 million above the minimum required by Germany's Banking Supervisory Authority.

4.       Revenues by Business Unit and Industry Segment Reporting

         The Company's investment banking and securities activities are conducted by Salomon Brothers Holding Company Inc and its subsidiaries ("Salomon Brothers"). Commodities trading activities are conducted by the Phibro Division of Salomon Inc ("Phibro Division"). Crude oil refining and gathering and refined product marketing activities are conducted by Phibro Energy USA, Inc. ("Phibro USA"). Results of The Mortgage Corporation Group Limited ("TMC"), an indirect wholly-owned subsidiary of the Company, are included in "Corporate and Other" as are the results of Phibro Energy Production, Inc. ("PEPI"), a partner in the White Nights Russian-American oil joint venture. Industry segment financial information is prepared in accordance with generally accepted accounting principles in the United States.

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

Revenues  by  Business  Unit
The following tables present revenues, net of interest, by business unit for the three months ended March 31, 1995 and 1994.


Three Months Ended March 31, 1995
                                                     Principal
                                                   Transactions
                                                  & Net Interest      Investment
 (Dollars in millions)                                                  Banking      Commissions        Other         Total

Salomon Brothers' Client-Driven Business:
      Global investment banking*                       $      -          $  22         $     -          $    -       $   22
      Fixed income secondary markets                        119              -              16               -          135
      Equities secondary markets                            (15)             -              70               -           55
      Foreign exchange                                       (2)             -               -               -           (2)
      Private Investment Department                           4                              2               -            6
      Asset management                                       (2)             -               -              11            9
 Total revenues from Client-Driven Business                 104             22              88              11          225
 Proprietary Trading Businesses                             362              -               -               -          362
 Total Salomon Brothers' revenues, net of
     interest expense                                       466             22              88              11          587
 Phibro Division                                            183              -               -               1          184
 Phibro USA                                                  (6)             -               -             (34)         (40)
 Corporate and other                                         10              -               1               1           12
 Total Salomon Inc                                       $  653          $  22           $  89          $  (21)       $ 743

*Includes $68 million of pretax losses on Latin American securities positions that arose in connection with underwriting activities.

Three Months Ended March 31, 1994


                                                    Principal
                                                  Transactions
                                                 & Net Interest    Investment
(Dollars in millions)                                                Banking       Commissions        Other           Total

Salomon Brothers' Client-Driven Business:
     Global investment banking                         $      -          $ 170          $    -          $    -       $  170
     Fixed income secondary markets                         185              -              13               -          198
     Equities secondary markets                             (88)             -              72               -          (16)
     Foreign exchange                                      (111)             -               -               -         (111)
     Private Investment Department                            1              -               4               -            5
     Asset management                                         2              -               -               7            9
Total revenues from Client-Driven Business                  (11)           170              89               7          255
Proprietary Trading Businesses                              341              -               -               -          341
Total Salomon Brothers' revenues, net of
    interest expense                                        330            170              89               7          596
Phibro Division                                              73              -               -               -           73
Phibro USA                                                   (6)             -               -              48           42
Corporate and other                                          (2)             -               1               1            -
Total Salomon Inc                                        $  395           $170           $  90           $  56        $ 711



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share amounts
Three months ended March 31,                                                                             1995                  1994

Income before taxes by segment:
Salomon Brothers                                                                                         $  60                $  39
Phibro Division                                                                                            123                   50
Phibro USA                                                                                                 (51)                  27
Corporate and other                                                                                          2                   (4)
Income before taxes                                                                                        134                  112
Income taxes                                                                                                53                   46
Net income                                                                                               $  81                $  66
Per Common Share:
Primary earnings                                                                                         $0.59                $0.48
Fully diluted earnings*                                                                                  $0.59                $0.48
Cash dividends                                                                                           $0.16                $0.16
Book value at period-end                                                                                $33.22               $37.87
Annualized return on average common stockholders' equity:
Primary  method                                                                                          7.1 %                5.0 %
Fully  diluted  method*                                                                                  7.1 %                5.0 %

* Assumes conversion of convertible notes and redeemable preferred stock, unless such assumptions result in higher returns on equity or earnings per share than determined under the primary method.


The Company's three operating segments are diverse. Results of Salomon Brothers are not closely correlated with the results of Phibro Division's commodities trading business or Phibro USA's oil refining and gathering business. Consequently, it is not unusual for certain of the Company's businesses to generate positive results during difficult periods for other businesses.

Corporate and other includes certain Salomon Inc corporate-level expenses that cannot be attributed to any of the Company's operating segments; the results of TMC, which originates and services residential mortgages in the United Kingdom; and the results of PEPI, whose primary asset is its investment in the White
Nights Russian-American oil production joint venture. The 1995 first quarter results of Corporate and other were positively impacted by an improvement in the results of TMC. PEPI's investment in White Nights, including related loans, had a carrying value of $54 million at March 31, a decrease of $4 million from December 31, 1994. The decrease reflects principal and interest payments from White Nights to PEPI with respect to PEPI's loan to the venture. Although loan payments are expected to continue in 1995, White Nights' future remains uncertain and dependent on Russian fiscal, legislative and regulatory policy. As a result, future writedowns may be required.

Salomon Brothers

In April 1995, Salomon Brothers announced changes in the management of its core businesses and support functions. An Operating Committee was formed for the Client-Driven Business that will have the objectives of setting client business strategy, implementing strategic business plans and reviewing key hiring, promotion and compensation decisions. Members of the Operating Committee include the Chairman of Salomon Brothers and the heads of the Fixed Income, Equities and Investment Banking areas. In addition, the management of Salomon Brothers' support functions is being restructured to reflect the global nature of the firm's businesses. The heads of Salomon Brothers' global Operations, Technology, Financial, and Organization and Staff Development divisions, as well as the regional Chief Administrative Officers, will be organized under a Chief
Administrative Officer, who, when appointed, will be a member of the Client-Driven Business' Operating Committee.


Results of Operations
Dollars in millions
                                                                                                             Percent
Three months ended March 31,                                                 1995             1994            Change

Revenues:
Client-Driven Business:
     Global investment banking:
         Advisory                                                           $  52            $  49                6  %
         Equity underwriting*                                                  --               92             (100)
         Debt underwriting*                                                   (30)              29              N/M
     Total global investment banking                                           22              170              (87)
     Fixed income secondary markets                                           135              198              (32)
     Equities secondary markets                                                55              (16)             N/M
     Foreign exchange                                                          (2)            (111)             N/M
     Private Investment Department**                                            6                5               20
     Asset management                                                           9                9               --
Total revenues from Client-Driven Business                                    225              255              (12)
Proprietary Trading Businesses                                                362              341                6
Total revenues, net of interest expense                                     $ 587            $ 596               (2) %
Income before taxes:
Client-Driven Business                                                      $(179)           $(173)              (3) %
Proprietary Trading Businesses                                                239              212               13
Total income before taxes                                                   $  60            $  39               54  %

* Amounts for 1995 include pretax losses on Latin American securities positions of approximately $55 million in debt underwriting and $13 million in equity underwriting.
** Discontinued in the first quarter of 1995.

Salomon Brothers, the Company's global investment banking and securities business, recorded pretax earnings of $60 million in the 1995 first quarter, compared with pretax earnings of $39 million in the 1994 first quarter.

First quarter 1995 results for Salomon Brothers' Client-Driven Business reflect depressed volume levels for customer activity, in both capital raising and secondary market trading. In addition, first quarter 1995 investment banking revenues were adversely impacted by $68 million of pretax losses on Latin American securities positions that arose in connection with underwriting activities. Although Salomon Brothers' U.S. underwriting rankings generally improved when co-managed transactions were considered, the rankings weakened on a lead-managed basis, particularly with respect to equities. Based upon the backlog of uncompleted transactions in registration, the Company anticipates an improvement in its equity underwriting performance. First quarter Client-Driven Business results also included a $12 million loss (including severance costs) from the Private Investment Department, which was closed in the first quarter.


Noninterest Expenses
Dollars in millions
                                                                                                              Percent
Three months ended March 31,                                                      1995           1994          Change

Compensation and employee-related expenses                                        $366           $388             (6)   %
Compensation ratio*                                                                 86 %           91 %
Non-compensation expenses:
     Technology                                                                   $ 60           $ 57              5    %
     Occupancy                                                                      39             39             --
     Professional services and business development                                 38             28             36
     Clearing and exchange fees                                                     15             20            (25)
     Other                                                                           9             25            (64)
Total non-compensation expense                                                    $161           $169             (5)   %
Non-compensation expense ratio**                                                    27 %           28 %

* Compensation as a percentage of earnings before taxes and compensation. ** Non-compensation expenses as a percentage of revenues, net of interest.

For the 1995 compensation year, which began October 1, 1994, Salomon Brothers established a compensation plan for participating Managing Directors ("partners") of Salomon Brothers' Client-Driven Business, pursuant to which the partners will receive a fixed minimum compensation plus 40% of the earnings of the Client-Driven Business in excess of an aftertax return to shareholders that is fixed for the 1995 compensation year at 7% of applicable equity capital. To enhance flexibility, the compensation plan was amended in the first quarter of 1995 to include a fund that will be used to recognize outstanding individual performance, even if the Client-Driven Business as a whole does not meet its targeted returns. The 1995 first quarter compensation and employee-related expenses of $366 million included severance expenses of $6 million related to the closing of the Private Investment Department.

Non-compensation expenses, in the aggregate, were $8 million or 5% lower in the 1995 first quarter than in the comparable 1994 quarter. Although professional services and business development expenses were higher in the 1995 quarter, primarily reflecting higher legal expenses, this increase was more than offset by reductions in clearing and exchange fees and reduced provisions for legal matters (which are included in "other" expenses in the preceding table).


Phibro Division

Condensed Statement of Income
Dollars in millions
                                                                                                                    Percent
Three months ended March 31,                                                             1995             1994       Change

Revenues, net of interest                                                          $      184       $       73          152  %
Compensation and employee-related expenses                                                 52               17          206
Other general and administrative expenses                                                   9                6           50
Total noninterest expenses                                                                 61               23          165
Income before taxes                                                                $      123       $       50          146  %

Phibro Division reported pretax earnings for the quarter of $123 million, compared with $50 million in the 1994 first quarter. Phibro Division engages in counterparty flow business and proprietary trading. Because of its proprietary trading activities, significant quarter-to-quarter volatility in Phibro Division's results can be expected. The higher compensation expenses in the 1995 first quarter are the result of the significantly stronger operating results.


Phibro USA

Condensed Statement of Income
Dollars in millions
                                                                                                                Percent
Three months ended March 31,                                                     1995             1994           Change

Sales                                                                         $ 2,175          $ 1,611               35    %
Cost of sales                                                                   2,208            1,564               41
Operating profit                                                                  (33)              47              N/M
Net interest and other                                                             (7)              (5)             (40)
Operating profit (loss), net of interest and other                                (40)              42              N/M
Compensation and employee-related expenses                                          7               10              (30)
Other expenses                                                                      4                5              (20)
Total noninterest expenses                                                         11               15              (27)
Income (loss) before taxes                                                    $   (51)         $    27              N/M    %

Phibro USA, the Company's oil refining and marketing business, recorded the worst quarterly operating result in its ten-year history with a pretax loss of $51 million compared with pretax earnings of $27 million in the first quarter of 1994. Results were adversely affected by weak refining margins which were impacted by unseasonably warm weather in the northeastern United States and implementation of the reformulated gasoline program. In addition, Phibro USA's Houston refinery underwent a five week shutdown for turnaround maintenance during the first quarter.

During the first quarter of 1994, refining margins benefited from strong weather-related demand in the Northeast. In addition, Phibro USA sold its St. Rose refinery in the first quarter of 1994; the sale resulted in a modest gain.


SALOMON INC
Capital and Liquidity Management

Dollars in millions
                                                           March 31,   December 31,  September 30,       June 30,     March 31,
Quarter ended                                                   1995           1994           1994           1994          1994

Average Weekly Balance Sheet Information:
Government and agency securities - U.S.                 $     31,743    $    34,621    $    28,758    $    31,398    $   39,779
Government and agency securities - non-U.S.                   32,896         28,275         31,384         32,518        36,434
Financial options and contractual commitments                  7,857          8,336          9,119          9,580         7,904
Other financial instruments owned                             19,212         21,355         21,443         22,141        26,848
Total financial instrument inventories                        91,708         92,587         90,704         95,637       110,965
Collateralized short-term financing agreements                63,779         64,058         64,572         56,653        53,876
Other assets                                                  16,737         18,032         19,237         23,444        19,270
Average total assets                                    $    172,224    $   174,677    $   174,513    $   175,734    $  184,111
Period-end total assets                                 $    164,956    $   172,732    $   158,486    $   175,549    $  173,316
Period-end net assets*                                  $    104,421    $   105,227    $    96,594    $   107,181    $  118,229
Average net assets*                                     $    102,459    $   103,411    $   102,154    $   112,107    $  123,311
Long-term capital at period-end                         $     17,237    $    16,138    $    17,862    $    17,923    $   17,741
Ratios at period end:
Working capital coverage                                        1.17           1.07           1.16           1.11          1.13
Total capital basis double leverage                             0.85           0.87           0.85           0.88          0.94
Equity capital basis double leverage                            1.19           1.18           1.23           1.31          1.34
Average net assets to total equity                                22             23             22             23            24
Common shares outstanding (in millions)                        106.1          105.8          105.8          105.7         105.9

*Total assets less  collateralized  short-term  financing  agreements,  cash and
interest-bearing   equivalents  and  assets  securing   collateralized  mortgage
obligations.

Presented in the accompanying table is average weekly balance sheet information. Average assets for the 1995 first quarter were $172 billion, compared with $184 billion in last year's first quarter. March 31, 1995 and December 31, 1994 period-end total assets were reduced by $6 billion as a result of the Company's adoption of Financial Accounting Standards Board Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements. Due to the nature of the Company's trading and funding activities, including its matched-book activities, it is not uncommon for the Company's asset levels, including client-driven and proprietary trading inventories, to fluctuate from period-to-period.

The Company's long-term capital includes common equity, convertible preferred stock, perpetual preferred stock, unsecured obligations and long-term deferred taxes. Long-term capital includes only a portion of such amounts maturing between six months and one year (weighted by maturity), includes all amounts maturing beyond one year and excludes all amounts scheduled to mature within six months.

Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $2.2 billion at March 31, 1995, down from $2.3 billion at December 31, 1994. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high-yield securities exclude the collateralized portion of the Salomon Brothers' holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. Unrated securities with market yields comparable to entities rated below "triple B-" are also included in high-yield securities. The largest single high-yield exposure was $82 million at March 31, 1995.

Book value per share increased to $33.22 at March 31, 1995, from $32.65 at December 31, 1994. During the 1995 first quarter, the Company's treasury share repurchases were negligible. At March 31, 1995, shares authorized for additional repurchase totaled 9.8 million shares.

Subsequent to March 31, 1995, Moody's lowered its rating of the Company's senior debt from A3 to Baa1 and confirmed the Company's commercial paper rating of P2 and Thomson BankWatch, Inc. lowered its rating of the Company's senior debt from B/C to C and confirmed the Company's commercial paper rating of TBW-1. Management does not expect that these actions will have a significant impact on the Company's cost of funds, since the Company's debt had already been trading at levels consistent with the rating.


SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                     Three Months Ended
                                                               March 31,  December 31,   September 30,       June 30,      March 31,
Dollars in millions, except per share amounts                      1995          1994            1994           1994            1994
For the quarter:
Revenues:

     Principal transactions, including net interest
          and dividends                                           $ 653          $(123)         $ 188          $ (10)         $ 395
     Investment banking                                              22            109            121             86            170
     Commissions and other                                           68            110             99             95            146
Revenues, net of interest expense                                   743             96            408            171            711
Noninterest expenses:
     Compensation and employee-related                              431            332            399            338            417
     Other noninterest expenses                                     178            185            185            179            182
Total noninterest expenses                                          609            517            584            517            599
Income (loss) before taxes                                          134           (421)          (176)          (346)           112
Income taxes                                                         53           (264)           (72)          (142)            46
Net income (loss)                                                 $  81          $(157)         $(104)         $(204)         $  66
Annualized return on average common
    stockholders' equity:
       Primary                                                      7.1 %        (19.2) %       (12.8) %       (22.0) %       5.0 %
       Fully diluted*                                               7.1 %        (19.2) %       (12.8) %       (22.0) %       5.0 %
Income (loss) before taxes by segment:
     Salomon Brothers:
       Client-Driven Business                                     $(179)         $(110)         $ (62)         $(291)         $(173)
       Proprietary Trading Businesses                               239            (28)          (114)          (119)           212
       Unallocated Charges                                         --             (278)            --             --             --
     Total Salomon Brothers                                          60           (416)          (176)          (410)            39
     Phibro Division                                                123            (24)           (27)            82             50
     Phibro USA                                                     (51)             5             (4)           (10)            27
     Corporate and other                                              2             14             31             (8)            (4)
Total income (loss) before taxes                                  $ 134          $(421)         $(176)         $(346)         $ 112
Per common share:
     Primary earnings (loss)                                      $0.59         $(1.65)        $(1.13)        $(2.08)         $0.48
     Fully diluted earnings (loss)*                                0.59          (1.65)         (1.13)         (2.08)          0.48
     Cash dividends                                                0.16           0.16           0.16           0.16           0.16
     High market price                                           40 1/8             42         48 1/4         52 5/8         52 3/4
     Low market price                                            32 1/4             35         38 1/2         47 1/4         44 3/4
     Ending market price                                         33 7/8         37 1/2         39 1/2         47 3/4         48 1/2
     Book value at period-end                                     33.22          32.65          34.50          35.71          37.87

* Assumes conversion of convertible notes and redeemable preferred stock, unless such assumptions result in higher returns or earnings per share than determined under the primary method.

PART II - OTHER INFORMATION


Item 1. Legal  Proceedings

         On March 28, 1995, in the lawsuit filed in Federal Court in Texas against Phibro Energy USA, Inc. ("Phibro USA"), a subsidiary of the Company, by the Friends of the Earth, Inc., Phibro USA's motion for summary judgment against the plaintiff was granted and judgment was entered in favor of Phibro USA. Plaintiff has filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit.

         In April 1995, Region 6 of the federal Environmental Protection Agency ("EPA Region 6") moved to consolidate into one proceeding, seeking aggregate proposed penalties of $237,066, three actions filed against Phibro USA by EPA Region 6 following a "multimedia inspection" of Phibro USA's Houston refinery in 1994. EPA Region 6's motion seeks to consolidate an action alleging certain violations of the Clean Air Act which was filed against Phibro USA on September 29, 1994 by the Director of the Air, Pesticides and Toxics Division of EPA Region 6, an action alleging certain violations of the Resource Conservation and Recovery Act which was filed against Phibro USA on December 15, 1994 by the Director of the Hazardous Waste Division of EPA Region 6 and an action alleging certain violations of the Emergency Planning and Community Right to Know Act which was filed against Phibro USA on March 13, 1995 by the Director for Environmental Services Division of EPA Region 6.

         In April 1995, the Company's subsidiary, Philipp Brothers, Inc., was served with notice of third-party actions commenced against it by Houston Lighting & Power Company and Central Power & Light Company in State of Texas v. Leslie Simon, Jr. et al., Civil Action No. CA-88-4, in the United States District Court for the Southern District of Texas, Corpus Christi Division. The third-party actions reiterate the claim, advanced by the Attorney General of Texas, that Philipp Brothers, Inc. is liable, under the Texas Solid Waste Disposal Act and CERCLA, with respect to a share of the $7.2 million costs of remediation and post-closure care at the Industrial Road/Industrial Metals Site in Corpus Christi, Texas. The extent of Philipp Brothers, Inc.'s liability, if any, with respect to the claims alleged in the third-party actions cannot be determined at this time, but the Company believes that the ultimate resolution of such actions will not result in any material adverse impact on the Company's consolidated financial condition.

          A full discussion of legal proceedings is included under Item 3 of the Company's 1994 Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

          At the 1995 Annual meeting of shareholders, which was held on May 3, 1995, the shareholders elected the directors.

Item 5.  Other Events

         The Company announced that effective May 15, 1995, Richard J. Carbone will be the Controller and Chief Accounting Officer of Salomon Inc.

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits:

         12.a     Calculation of ratio of earnings to fixed charges*

         12.b Calculation of ratio of earnings to combined fixed charges and preferred dividends*

         27       Financial Data Schedule*

         *filed herewith


(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated February 2, 1995 reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

         The Company filed a Current Report on Form 8-K dated February 27, 1995 reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

         The Company filed a Current Report on Form 8-K dated April 25, 1995, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

                                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Salomon Inc
                                  (Registrant)



Date     May 12, 1995                                  /s/ Jerome H. Bailey
                                                      Chief Financial Officer



Date     May 12, 1995                                  /s/ Arnold S. Olshin
                                                              Secretary

Form 10-Q Exhibit Index

The following exhibits are filed herewith:

Exhibit Number

     12.a  Calculation of ratio of earnings to combined fixed charges

     12.b Calculation of ratio of earnings to combined fixed charges and preferred dividends

     27    Financial Data Schedule