Form 10-Q
period 1995-06-30
SALOMON INC
filed 1995-08-11
CIK 200245

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995
                                       or

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


                                    Yes X No


                  Number of shares of common stock outstanding
                         at July 31, 1995: 106,387,047



                                  SALOMON INC
                                   Form 10-Q



Part I             FINANCIAL INFORMATION                                                                          Page No.


Item 1.             Financial Statements (unaudited):

                    Consolidated Statement of Income -
                             Three and Six months ended June 30, 1995 and 1994                                               3

                    Condensed Consolidated Statement of Financial Condition -
                             June 30, 1995 and December 31, 1994                                                           4-5

                    Summary of Options and Contractual Commitments -
                             June 30, 1995 and December 31, 1994                                                             6

                    Condensed Consolidated Statement of Cash Flows -
                             Six months ended June 30, 1995 and 1994                                                         7

                    Notes to Unaudited Condensed Consolidated Financial Statements                                        8-11

Item 2.             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                            12-18


PART II  OTHER INFORMATION

Item 1.             Legal Proceedings                                                                                       19

Item 6.             Exhibits and Reports on Form 8-K                                                                        19



SIGNATURES                                                                                                                  20




                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
Dollars in millions, except per share amounts                        Three months                       Six months
Period ended June 30,                                             1995            1994             1995            1994
Revenues:

Interest and dividends                                   $      1,944    $      1,347     $      3,552    $      2,747
Principal transactions                                           (252)           (245)             118            (192)
Investment banking                                                154              86              176             256
Commissions                                                        81              85              170             175
Other                                                              27              10                6              66
     Total Revenues                                             1,954           1,283            4,022           3,052
Interest Expense                                                1,553           1,112            2,878           2,170
     Revenues, net of interest expense                            401             171            1,144             882
Noninterest expenses:
Compensation and employee-related                                 324             338              755             755
Technology                                                         64              61              128             121
Occupancy                                                          42              51               83              89
Professional services and business development                     35              39               80              73
Clearing and exchange fees                                         17              15               33              35
Other                                                              18              13               30              43
     Total noninterest expenses                                   500             517            1,109           1,116
Income (loss) before taxes                                        (99)           (346)              35            (234)
Income tax expense (benefit)                                      (39)           (142)              14             (96)
Net income (loss)                                        $        (60)   $       (204)    $         21    $       (138)
Per common share:
Primary earnings (loss)                                  $      (0.73)   $      (2.08)    $      (0.14)   $      (1.54)
Dividends                                                $       0.16    $       0.16     $       0.32    $       0.32

Weighted average shares of common stock outstanding (in thousands):
For primary earnings per share                                106,500         105,800          106,400         107,900

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary
of Options and Contractual Commitments are integral parts of this statement.


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)

Dollars in millions
ASSETS                                                                           June 30, 1995                 December 31, 1994

Cash and interest bearing equivalents                                                    $     2,444                     $    3,539

Financial instruments and contractual commitments:
     Government and government agency securities - U.S.                    $   34,902                      $   32,980
     Government and government agency securities - non-U.S.                    37,157                          34,071
     Corporate debt securities                                                 11,577                          11,537
     Options and contractual commitments                                        6,058                           6,932
     Equity securities                                                          4,305                           4,169
     Mortgage loans and collateralized mortgage securities                      1,691                           2,190
     Other                                                                      1,458                           1,418
                                                                                              97,148                         93,297

Commodities-related products and instruments:
     Crude oil, refined products and other
        physical commodities                                                    1,392                           1,066
     Options and contractual commitments                                          576                             424
                                                                                               1,968                          1,490

Collateralized short-term financing agreements:
     Securities purchased under agreements to resell                           37,577                          43,792
     Securities borrowed and other                                             14,211                          17,034
                                                                                              51,788                         60,826

Receivables                                                                                    5,376                          8,524

Assets securing collateralized mortgage obligations                                            2,817                          3,140

Property, plant and equipment, net                                                             1,279                          1,181

Other assets, including intangibles                                                              873                            735
     Total assets                                                                        $   163,693                     $  172,732

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)


Dollars in millions
LIABILITIES AND STOCKHOLDERS' EQUITY                                             June 30, 1995                 December 31, 1994
Short-term borrowings:

     Securities sold under agreements to repurchase                        $   81,089                      $   70,405
     Bank borrowings                                                            2,737                           2,333
     Securities loaned                                                          1,644                           1,500
     Deposit liabilities                                                        1,228                           1,447
     Commercial paper                                                             972                             865
     Other                                                                      3,941                           2,029
                                                                                         $    91,611                     $   78,579

Financial and  commodities-related  instruments  sold,  not yet  purchased,  and contractual commitments:
     Government and government agency securities - U.S.                        17,159                          31,021
     Government and government agency securities - non-U.S.                     9,385                          18,948
     Financial options and contractual commitments                             10,506                           6,232
     Equity securities                                                          2,800                           3,528
     Corporate debt securities and other                                        1,245                           1,677
     Commodities, including options and
          contractual commitments                                               1,276                             663
                                                                                              42,371                         62,069
Payables and accrued liabilities                                                               7,782                          9,364
Collateralized mortgage obligations                                                            2,660                          3,026
Term debt                                                                                     14,799                         15,202
     Total liabilities                                                                       159,223                        168,240
Commitments and contingencies (Note 2)
Redeemable preferred stock, Series A                                                             700                            700
Stockholders' equity:
     Preferred stock, Series C and D                                              312                             312
     Common stock                                                                 156                             156
     Additional paid-in capital                                                   289                             292
     Retained earnings                                                          4,631                           4,681
     Cumulative translation adjustments                                            23                               5
     Common stock held in treasury, at cost                                   (1,641)                         (1,654)
           Total stockholders' equity                                                          3,770                          3,792
     Total liabilities and stockholders' equity                                          $   163,693                     $  172,732

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.



SALOMON INC AND SUBSIDIARIES
SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
(UNAUDITED)
                                                                       June 30, 1995                         December 31, 1994
                                                  Notional  Current Market or Fair Value   Notional    Current Market or Fair Value
Dollars in billions                                Amounts       Assets     Liabilities     Amounts      Assets     Liabilities
Exchange-issued products:

   Futures contracts*                           $   446.5        $   -         $   -      $  734.3       $   -          $   -
   Other exchange-issued products:
     Equity contracts                                18.8           .3            .2          11.6          .1             .1
     Fixed income contracts                          25.3            -             -          24.2           -             .1
     Foreign exchange contracts                        .1            -             -           4.1           -              -
     Commodities-related contracts                    5.0            -             -          11.3           -              -
Total exchange-issued products                      495.7           .3            .2         785.5          .1             .2
Over-the-counter  swap agreements,
swap options,  caps and floors:
   Swaps                                            456.2          2.7           7.2         383.3         3.8            3.7
   Swap options written                               7.2            -            .3           9.7           -             .1
   Swap options purchased                            17.6           .8             -          24.5          .7              -
   Cap and floor agreements                          84.8           .3            .7          68.1          .3             .7
Total over-the-counter swap agreements,
swap options, caps and floors                       565.8          3.8           8.2         485.6         4.8            4.5

Over-the-counter foreign exchange
contracts and options:
   Forward currency contracts                        53.5           .3            .6          49.8          .3             .2
   Options written                                   15.8            -            .4          15.3           -             .4
   Options purchased                                 16.3           .2             -          15.0          .4              -
Total over-the-counter foreign exchange
  contracts and options                              85.6           .5           1.0          80.1          .7             .6

Other options and contractual commitments:
   Options and warrants on equities and
   equity indices**                                  34.3          1.1            .6          31.5         1.0             .6
   Options   and   forward    contracts
   on fixed-income securities**                     148.5           .3            .5         103.2          .3             .3

   Commodities-related contracts***                  27.6           .6            .7          23.1          .4             .5
Total                                           $ 1,357.5         $6.6         $11.2      $1,509.0        $7.3           $6.7


*Margin on futures contracts is included in receivables/payables on the Condensed Consolidated Statement of Financial Condition. **The market or fair value of such instruments recorded as assets includes approximately $500 million at June 30, 1995 and $300 million at December 31, 1994 of over-the-counter instruments primarily with investment grade counterparties. The remainder consists primarily of highly liquid instruments actively traded on organized exchanges. ***The substantial majority of these over-the-counter contracts are with investment grade counterparties.


                                      CREDIT EXPOSURE, NET OF COLLATERAL, ON OTC SWAP AGREEMENTS,
                                    SWAP OPTIONS, CAPS AND FLOORS AND OTC FOREIGN EXCHANGE CONTRACTS
                                                      AND OPTIONS, BY RISK CLASS*
Note:  Amounts represent current exposure and do not include potential credit exposure that may result from factors that influence market risk.
                                                                                                                       Transactions
At June 30, 1995                                                    All Transactions                                     with over
                                                                                                                          3 years
                                                                                                                            to
                                                                                                                          maturity
                                 Other
                                 Major                                                                          Year-to
                              Derivatives                 Financial     Governments/                             -Date
Dollars in billions             Dealers     Corporates    Institutions  Supranationals  Other      Total        Average      Total
Swap agreements, swap options,
 caps and floors:

   Risk classes 1 and 2         $ .5          $ .1         $ .3            $ .1         $   -      $ 1.0         $ 1.0       $   .5
   Risk class 3                   .4            .2           .2               -            .1         .9            .9           .3
   Risk classes 4 and 5           .4            .5           .3               -             -        1.2           1.2           .7
   Risk classes 6, 7 and 8         -            .1            -               -             -         .1            .1            -
                               $ 1.3          $ .9         $ .8            $ .1          $ .1      $ 3.2         $ 3.2        $ 1.5
Foreign           exchange
contracts and options:
   Risk classes 1 and 2         $ .2         $   -         $  -            $  -         $   -       $ .2          $ .2         $  -
   Risk class 3                   .1             -            -               -            .1         .2            .2            -
   Risk classes 4 and 5            -             -            -               -            .1         .1            .2            -
                                $ .3         $   -         $  -            $  -          $ .2       $ .5          $ .6         $  -

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


SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
Dollars in millions
Six months ended June 30,                                                                   1995                 1994
Cash flows from operating activities:
Net income adjusted for noncash items -

   Net income (loss)                                                               $          21         $       (138)
   Depreciation, amortization and other                                                       69                  101
   Total cash items included in net income (loss)                                             90                  (37)
(Increase) decrease in operating assets -
   Financial instruments and contractual commitments                                      (3,851)              17,386
   Commodities-related products and instruments                                             (478)                (310)
   Collateralized short-term financing agreements                                          9,038              (10,076)
   Receivables                                                                             3,359                2,252
   Other                                                                                     153                   61
Total decrease in operating assets                                                         8,221                9,313
Increase (decrease) in operating liabilities -
   Short-term borrowings                                                                  13,032              (13,428)
   Financial and commodities-related instruments sold,
      not yet purchased, and contractual commitments                                     (19,698)               3,161
   Payables and accrued liabilities                                                       (1,569)                (655)
Total decrease in operating liabilities                                                   (8,235)             (10,922)
Cash provided by (used in) operating activities                                               76               (1,646)
Cash flows from financing activities:
     Proceeds from -
        Issuance of term debt                                                              1,972                3,898
        Employee stock purchase and option plans                                              10                    9
     Total cash proceeds from financing activities                                         1,982                3,907
     Payments for -
        Term debt maturities and repurchases                                               2,886                1,647
        Collateralized mortgage obligations                                                  417                  586
        Purchase of common stock for treasury                                                  1                  252
        Dividends on common stock                                                             35                   35
        Dividends on preferred stock*                                                         36                   28
     Total cash payments for financing activities                                          3,375                2,548
Cash provided by (used in) financing activities                                           (1,393)               1,359
Cash flows from investing activities:
     Proceeds from -
        Assets securing collateralized mortgage obligations                                  376                  514
     Total cash proceeds from investing activities                                           376                  514
     Payments for -
        Property, plant and equipment                                                        154                   62
     Total cash payments for investing activities                                            154                   62
  Cash provided by investing activities                                                      222                  452
Increase (decrease) in cash and interest bearing equivalents                              (1,095)                 165
Cash and interest bearing equivalents at January 1                                         3,539                5,748
Cash and interest bearing equivalents at June 30                                   $       2,444         $      5,913

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of
Options and Contractual Commitments are integral parts of this statement.
* For the six months ended June 30, 1995 and June 30, 1994, dividends on preferred stock were reduced by the aftertax impact
($9 million and $17 million) of interest rate swaps that effectively convert the Company's fixed-rate dividend obligations to
variable-rate obligations.

                          Salomon Inc and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 June 30, 1995

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

         Salomon Brothers Inc ("SBI") is registered as a broker-dealer with the U.S. Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at June 30, 1995, SBI's net capital was $1,312 million, $1,273 million in excess of regulatory requirements.

         Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures Authority ("SFA") in accordance with the Financial Services Act 1986. The SFA requires SBIL to have available at all times financial resources, as defined, sufficient to demonstrate continuing compliance with its rules. At June 30, 1995, SBIL's financial resources were $673 million in excess of regulatory requirements.

         Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers AG ("SBAG") are also subject to regulation in the countries in which they do business. Such regulations include requirements to maintain specified levels of net capital or its equivalent. At June 30, 1995, SBAL's net capital was $504 million above the minimum required by Japan's Ministry of Finance. SBAG's net capital was $276 million above the minimum required by Germany's Banking Supervisory Authority.

4.       Business Unit Revenues

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

         The accompanying Management's Discussion and Analysis section includes a discussion of the operating results of the Company's businesses. Business unit results for all periods presented include a partial allocation of Salomon Inc corporate-level expenses. Corporate-level expenses incurred for the benefit of a particular operating business are allocated directly to that business. Corporate-level expenses that cannot be directly associated with the Company's operating units are included in "Corporate and Other."





Revenues by Business Unit
The following tables present revenues, net of interest, by business unit for the three and six months ended June 30, 1995 and 1994.

Three Months Ended June 30, 1995
                                                 Principal
                                               Transactions
                                                  & Net          Investment
(Dollars in millions)                           Interest          Banking          Commissions       Other           Total
Salomon Brothers' Client-Related Business:

     Global investment banking                   $   -            $  154             $ -              $  -          $  154
     Fixed income secondary markets                216                 -               8                 -             224
     Equities secondary markets                    128                 -              73                 -             201
     Foreign exchange                                6                 -               -                 -               6
     Asset management                                2                 -               -                 8              10
Total revenues from Client-Related Business        352               154              81                 8             595
Proprietary Trading Businesses                     (43)                -               -                 -             (43)
Total Salomon Brothers' revenues, net of
     interest expense                              309               154              81                 8             552
Phibro Division                                   (178)                -               -                 1            (177)
Phibro USA                                          (7)                -               -                18              11
Corporate and other                                 15                 -               -                 -              15
 Total Salomon Inc                               $ 139            $  154            $ 81             $  27          $  401


Three Months Ended June 30, 1994
                                                Principal
                                                Transactions
                                                  & Net          Investment
(Dollars in millions)                            Interest          Banking       Commissions          Other         Total
Salomon Brothers' Client-Related Business:

     Global investment banking                   $ -              $  86              $ -               $  -          $  86
     Fixed income secondary markets              (136)                -               11                  -           (125)
     Equities secondary markets                    (9)                -               71                  -             62
     Foreign exchange                              55                 -                -                  -             55
     Private Investment Department                  3                 -                3                  -              6
     Asset management                               6                 -                -                  5             11
Total revenues from Client-Related Business       (81)               86               85                  5             95
Proprietary Trading Businesses                    (60)                -                -                  -            (60)
Total Salomon Brothers' revenues, net of
     interest expense                            (141)               86               85                  5             35
Phibro Division                                   130                 -                -                  -            130
Phibro USA                                         (2)                -                -                  5              3
Corporate and other                                 3                 -                -                  -              3
Total Salomon Inc                               $ (10)            $  86             $ 85              $  10         $  171



Six Months Ended June 30, 1995
                                                Principal
                                               Transactions
                                                  & Net          Investment
(Dollars in millions)                           Interest          Banking          Commissions         Other         Total
Salomon Brothers' Client-Related Business:

     Global investment banking                    $ -            $  176              $ -               $  -         $  176
     Fixed income secondary markets               335                 -               24                  -            359
     Equities secondary markets                   113                 -              143                  -            256
     Foreign exchange                               4                 -                -                  -              4
     Private Investment Department                  4                 -                2                  -              6
     Asset management                               -                 -                -                 19             19
Total revenues from Client-Related Business       456               176              169                 19            820
Proprietary Trading Businesses                    319                 -                -                  -            319
Total Salomon Brothers' revenues, net of
     interest expense                             775               176              169                 19          1,139
Phibro Division                                     5                 -                -                  2              7
Phibro USA                                        (13)                -                -                (16)           (29)
Corporate and other                                25                 -                1                  1             27
Total Salomon Inc                               $ 792            $  176            $ 170               $  6       $  1,144


Six Months Ended June 30, 1994
                                               Principal
                                              Transactions
                                                 & Net          Investment
(Dollars in millions)                          Interest          Banking          Commissions         Other         Total
Salomon Brothers' Client-Related Business:

     Global investment banking                   $ -             $  256              $ -               $  -         $  256
     Fixed income secondary markets               49                  -               24                  -             73
     Equities secondary markets                  (97)                 -              143                  -             46
     Foreign exchange                            (56)                 -                -                  -            (56)
     Private Investment Department                 4                  -                7                  -             11
     Asset management                              8                  -                -                 12             20
Total revenues from Client-Related Business      (92)               256              174                 12            350
Proprietary Trading Businesses                   281                  -                -                  -            281
Total Salomon Brothers' revenues, net of
     interest expense                            189                256              174                 12            631
Phibro Division                                  203                  -                -                  -            203
Phibro USA                                        (8)                 -                -                 53             45
Corporate and other                                1                  -                1                  1              3
Total Salomon Inc                              $ 385             $  256            $ 175              $  66         $  882

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share amounts                                Three months                   Six months
Period ended June 30,                                                     1995           1994           1995          1994

Income (loss) before taxes:

   Salomon Brothers                                                 $     56         $   (410)       $   116        $  (371)
   Phibro Division                                                      (162)              82            (39)           132
   Phibro USA                                                              1              (10)           (50)            17
   Corporate and other                                                     6               (8)             8            (12)
Income (loss) before taxes                                               (99)            (346)            35           (234)
Income tax expense (benefit)                                             (39)            (142)            14            (96)
Net Income (loss)                                                   $    (60)        $   (204)       $    21        $  (138)
Per Common Share:
Primary earnings (loss)                                             $  (0.73)        $  (2.08)       $ (0.14)       $ (1.54)
Cash dividends                                                      $   0.16         $   0.16        $  0.32        $  0.32
Book value at period-end                                            $  32.38         $  35.71        $ 32.38        $ 35.71
Annualized return on average common stockholders' equity                (8.8) %         (22.0) %        (0.8) %        (8.0) %


The Company's three businesses are diverse. Results of Salomon Brothers are not closely correlated with the results of Phibro Division's commodities trading business or Phibro USA's oil refining and marketing business. Consequently, it is not unusual for certain of the Company's businesses to generate positive results during difficult periods for other businesses.

Corporate and other includes certain Salomon Inc corporate-level expenses that cannot be attributed to any of the Company's businesses; the results of TMC, which originates and services residential mortgages in the United Kingdom; and the results of PEPI, whose primary asset is its investment in the White Nights Russian-American oil production joint venture. The 1995 second quarter and six month results of Corporate and other were positively impacted by the strong results of TMC. PEPI's investment in White Nights, including related loans, had a carrying value of $52 million at June 30, 1995, a decrease of $6 million since December 31, 1994. The decrease reflects interest payments from White Nights to PEPI with respect to PEPI's loan to the venture, which are excluded from income and instead recorded as reductions in the carrying value of the investment. Although loan repayments are expected to continue, White Nights' future remains dependent on Russian fiscal, legislative and regulatory policy.




Salomon Brothers
Results of Operations
Dollars in millions
                                                           Three months       Percent              Six months       Percent
Period ended June 30,                                    1995        1994      Change          1995        1994     Change

Revenues:
Client-Related Business:
   Global investment banking

       Advisory                                     $   52        $   44         18  %        $ 104      $   93        12 %
       Equity underwriting                              67            30        123              67         122       (45)
       Debt underwriting                                35            12        192               5          41       (88)
   Total global investment banking                     154            86         79             176         256       (31)
   Fixed income secondary markets                      224          (125)       n/m             359          73       392
   Equities secondary markets                          201            62        224             256          46       457
   Foreign exchange                                      6            55        (89)              4         (56)      n/m
   Private Investment Department*                        -             6        n/m               6          11       (45)
   Asset management                                     10            11         (9)             19          20        (5)
Total revenues from Client-Related Business            595            95        526             820         350       134
Proprietary Trading Businesses                         (43)          (60)       n/m             319         281        14
Total revenues, net of interest expense             $  552        $   35      1,477  %      $ 1,139     $   631        81 %
Income (loss) before taxes:
     Client-Related Business                        $  149        $ (291)       n/m  %        $ (30)    $  (464)      n/m %
     Proprietary Trading Businesses                    (93)         (119)       n/m             146          93        57
Total income (loss) before taxes                    $   56        $ (410)       n/m  %        $ 116     $  (371)      n/m %


*Discontinued in the first quarter of 1995.

Salomon Brothers, the Company's global investment banking and securities business, recorded pretax income of $56 million in the second quarter of 1995, compared to a pretax loss of $410 million in the 1994 second quarter. For the first six months of 1995, Salomon Brothers recorded pretax income of $116 million, compared to a pretax loss of $371 million in the first six month period of 1994.

Salomon Brothers Client-Related Business recorded pretax income of $149 million in the second quarter of 1995, which represented its best quarter since 1993, and the fifth most profitable quarter since 1990. For the second quarter of 1994, Salomon Brothers' Client-Related Business reported a pretax loss of $291 million. For the first six months of 1995, the Client-Related Business reported revenues of $820 million, more than double the $350 million reported for the first six months of 1994. The equity underwriting business had a strong performance during the second quarter of 1995, resulting in an improvement in U.S. equity underwriting rankings to third for the quarter, on a lead basis. Salomon Brothers advisory business continued its strong performance in the quarter and debt underwriting revenues, which benefited from increased volumes in global bond markets, also improved significantly. The lower 1995 six month revenues versus 1994 for equity and debt underwriting reflect first quarter 1995 pretax losses of $13 million and $55 million, respectively, on Latin American securities positions. Equity and fixed income secondary markets also showed marked improvement compared to the same 1994 periods; particularly strong were the U.S. and European equity secondary markets and corporate fixed income secondary markets. The 1994 second quarter and six month revenues for fixed income secondary markets reflect losses incurred due to the decline in market value of certain inventory positions.

Salomon Brothers Proprietary Trading Business recorded pretax profits of $146 million in the first six months of 1995, compared with $93 million in the first half of 1994. For the second quarter of 1995, Salomon Brothers' Proprietary Trading Business reported a pretax loss of $93 million, compared to a $119 million pretax loss in the second quarter of 1994. Proprietary Trading strategies are often designed with time horizons of a year or more; as such, results should be viewed over longer-term periods. The interim volatility of results over the first two quarters of 1995 ($239 million pretax profit in the first quarter; $93 million pretax loss in the second quarter) reflects the Company's mark-to-market accounting practices and is consistent with management's expectations relative to current position risk levels.

Noninterest Expenses
Dollars in millions
                                                           Three months         Percent              Six months          Percent
Period ended June 30,                                    1995        1994       Change          1995         1994        Change

Compensation and employee-related expenses          $  336          $ 281         20 %         $ 702       $  669           5  %
Non-compensation expenses:
    Technology                                      $   61          $  56          9 %         $ 121       $  113           7  %
    Occupancy                                           41             50        (18)             80           89         (10)
    Professional services and business development      30             34        (12)             68           62          10
    Clearing and exchange fees                          17             14         21              32           34          (6)
    Other                                               11             10         10              20           35         (43)
Total non-compensation expense                      $  160          $ 164         (2)%         $ 321       $  333          (4) %



During the second quarter, Salomon Brothers announced that it will be adding compensation to the amount that would be payable under its previously announced compensation system for participating managing directors in its Client-Related Business. Salomon Brothers also announced that it will be revising its compensation plans, effective October 1, 1995, the beginning of the new compensation year. Under the revised plans, the compensation of Salomon Brothers' Operating Committee will be tied to Salomon Brothers' return on equity as well as to individual business unit performance. All other compensation will be determined based on business unit, individual and firm performance, as well as market considerations.

Compensation and employee-related expenses, the largest component of noninterest expense, were $336 million in the 1995 second quarter, up 20% from the comparable 1994 period. For the six month period ended June 30, 1995, compensation and employee-related expenses rose a modest 5% from the comparable 1994 period. The increases are primarily the result of Salomon Brothers' improved profitability.

Non-compensation expenses, in the aggregate, were $4 million or 2% lower in the 1995 second quarter than in the comparable 1994 quarter. Although technology expenses were higher in the 1995 second quarter, primarily reflecting workstation and office automation additions, the increase was offset by reductions in occupancy and professional and business development expenses. The decrease in occupancy expense is the result of a $20 million reserve related to the Tokyo office relocation recorded in the second quarter of 1994, partially offset by scheduled rent increases at several locations subsequent to the second quarter of 1994. Professional services and business development expenses decreased primarily because of expense reduction initiatives related to travel expenses. For the six month period ending June 30, 1995, total non-compensation expenses were $12 million or 4% lower than in the comparable 1994 period. Other expenses decreased by $15 million or 43% during the 1995 six month period primarily due to higher legal expenses in the 1994 six month period.



Phibro Division
Condensed Statement of Income
Dollars in millions
                                                        Three months         Percent            Six months        Percent
Period ended June 30,                                 1995          1994     Change           1995        1994    Change

Revenues, net of interest                          $ (177)         $ 132        n/m %       $   7       $ 205       (97) %
Compensation and employee-related expenses            (21)            43        n/m            31          60       (48)
Other general and administrative expenses               6              7        (14)           15          13        15
Total noninterest expenses                            (15)            50        n/m            46          73       (37)
Income (loss) before taxes                         $ (162)         $  82        n/m %       $ (39)      $ 132       n/m  %



Phibro Division engages in counterparty flow business and trades for its own account. Because of its proprietary trading activities, significant quarter-to-quarter volatility in Phibro Division's results can be expected. For the first six months of 1995, the Phibro Division recorded a pretax loss of $39 million compared with pretax earnings of $132 million in the first half of 1994. The Phibro Division recorded a $162 million pretax loss in the second quarter of 1995, compared with $82 million of pretax income in the second quarter of 1994. A year-to-date adjustment was made to compensation and employee-related expense to reflect the net loss recorded in the second quarter of 1995; this adjustment resulted in negative compensation and employee-related expense being reported for the 1995 second quarter.


Phibro USA
Condensed Statement of Income
Dollars in millions
                                                          Three months         Percent             Six months        Percent
Period ended June 30,                                   1995         1994       Change         1995        1994       Change

Sales                                               $ 2,629      $ 1,587          66 %      $ 4,804     $ 3,198         50 %
Cost of Sales                                         2,612        1,583          65          4,820       3,147         53
Operating Profit                                         17            4         325            (16)         51        n/m
Net interest and other                                   (6)          (3)       (100)           (13)         (8)       (63)
Operating profit, net of interest and other              11            1       1,000            (29)         43        n/m
Compensation and employee-related expenses                6            7         (14)            13          17        (24)
Other expenses                                            4            4           0              8           9        (11)
Total noninterest expenses                               10           11          (9)            21          26        (19)
Income (loss) before taxes                          $     1      $   (10)        n/m %      $   (50)    $    17        n/m %


Phibro USA, the Company's oil refining and marketing business, recorded pretax earnings of $1 million in the second quarter of 1995, compared to a pretax loss of $10 million in the second quarter of 1994. The improvement in Phibro USA's 1995 second quarter results was primarily due to stronger gasoline margins, but was partially offset by a three-week unscheduled outage at one of its Texas refineries. For the first six months of 1995, Phibro USA recorded a pretax loss of $50 million, compared with pretax earnings of $17 million in the first half of 1994. Results for the 1995 six month period were adversely affected by weak refining margins which were impacted by unseasonably warm winter weather in the northeastern United States and implementation of the reformulated gasoline program. Additionally, Phibro USA's Houston refinery underwent a five week scheduled shutdown for turnaround maintenance during the 1995 first quarter.


SALOMON INC
Capital and Liquidity Management

Dollars in millions
                                                         June 30,       March 31,      December 31,     September 30,     June 30,
Quarter ended                                                1995            1995              1994              1994         1994
Average Weekly Balance Sheet Information:

Government and agency securities - U.S.             $      32,904    $     31,743    $       34,621    $       28,758    $  31,398
Government and agency securities - non-U.S.                38,749          32,896            28,275            31,384       32,518
Financial options and contractual commitments               6,919           7,857             8,336             9,119        9,580
Other financial instruments owned                          19,014          19,212            21,355            21,443       22,141
Total financial instrument inventories                     97,586          91,708            92,587            90,704       95,637
Collateralized short-term financing agreements             61,163          63,779            64,058            64,572       56,653
Other assets                                               17,260          16,737            18,032            19,237       23,444
Average total assets                                $     176,009    $    172,224    $      174,677    $      174,513    $ 175,734
Period-end total assets                             $     163,693    $    164,956    $      172,732    $      158,486    $ 175,549
Period-end net assets*                              $     106,644    $    104,421    $      105,227    $       96,594    $ 107,181
Average net assets*                                 $     109,494    $    102,459    $      103,411    $      102,154    $ 112,107
Long-term capital at period-end                     $      16,715    $     17,237    $       16,138    $       17,862    $  17,923
Ratios at period end:
Working capital coverage                                     1.22            1.17              1.07              1.16         1.11
Total capital basis double leverage                          0.91            0.85              0.87              0.85         0.88
Equity capital basis double leverage                         1.24            1.19              1.18              1.23         1.31
Average net assets to total equity                             24              22                23                22           23
Common shares outstanding (in millions)                     106.2           106.1             105.8             105.8        105.7


*Total assets less  collateralized  short-term  financing  agreements,  cash and
interest-bearing   equivalents  and  assets  securing   collateralized  mortgage
obligations.


Presented in the accompanying table is average weekly balance sheet information. Average assets for the 1995 second quarter were $176 billion, unchanged from last year's second quarter. Due to the nature of the Company's trading and funding activities, including its matched-book activities, it is not uncommon for the Company's asset levels, including client-related and proprietary trading inventories, to fluctuate from period-to-period.

The Company's long-term capital includes common equity, convertible preferred stock, perpetual preferred stock, unsecured obligations and long-term deferred taxes. Long-term capital includes only a portion of such amounts maturing between six months and one year (weighted by maturity), includes all amounts maturing beyond one year and excludes all amounts scheduled to mature within six months.

Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $2.5 billion at June 30, 1995, up from $2.3 billion at December 31, 1994. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high-yield securities exclude the collateralized portion of the Salomon Brothers' holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. Unrated securities with market yields comparable to entities rated below "triple B-" are also included in high-yield securities. The largest single high-yield exposure was $119 million at June 30, 1995.

Book value per share decreased to $32.38 at June 30, 1995, from $32.65 at December 31, 1994. During the first half of 1995, the Company's treasury share repurchases were negligible. At June 30, 1995, shares authorized for additional repurchase totaled 9.8 million shares.

Subsequent to June 30, 1995, Moody's reaffirmed its rating of the Company's senior debt of Baa1 and commercial paper of P-2; Fitch lowered its rating of the Company's senior debt from A- to BBB+ and commercial paper from F-1 to F-2; Thomson BankWatch, Inc. lowered its rating of the Company's commercial paper from TBW-1 to TBW-2; and Standard & Poor's placed the Company's long-term debt on Creditwatch. The credit ratings of Salomon Swapco Inc, the Company's triple-A rated derivatives subsidiary, have not been affected by these actions. Depending on maturity, Salomon Inc's spreads over U.S. Treasuries on its term debt have widened by between five and thirty basis points since June 30, 1994. The increased interest expense attributable to these widening spreads will be reflected in the Company's results, over time, as the Company refinances its debt.


SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                  Three Months Ended
                                                                June 30,       March 31,      December 31,  September 30,   June 30,
Dollars in millions, except per share amounts                      1995           1995           1994            1994           1994
For the quarter:
Revenues:

     Principal transactions, including net interest
          and dividends                                    $       139    $       653    $      (123)    $       188   $      (10)
     Investment banking                                            154             22            109             121           86
     Commissions and other                                         108             68            110              99           95
Revenues, net of interest expense                                  401            743             96             408          171
Noninterest expenses:
     Compensation and employee-related                             324            431            332             399          338
     Other noninterest expenses                                    176            178            185             185          179
Total noninterest expenses                                         500            609            517             584          517
Income (loss) before taxes                                         (99)           134           (421)           (176)        (346)
Income tax expense (benefit)                                       (39)            53           (264)            (72)        (142)
Net income (loss)                                          $       (60)    $       81    $      (157)    $      (104)   $    (204)
Annualized return on average common
    stockholders' equity:
       Primary                                                    (8.8) %         7.1 %        (19.2) %        (12.8) %     (22.0)%
       Fully diluted*                                             (8.8) %         7.1 %        (19.2) %        (12.8) %     (22.0)%
Income (loss) before taxes:
        Salomon Brothers:
       Client-Related Business                             $       149    $      (179)    $     (110)    $       (62)   $    (291)
       Proprietary Trading Businesses                              (93)           239            (28)           (114)        (119)
       Unallocated Charges                                           -              -           (278)              -            -
     Total Salomon Brothers                                         56             60           (416)           (176)        (410)
     Phibro Division                                              (162)           123            (24)            (27)          82
     Phibro USA                                                      1            (51)             5              (4)         (10)
     Corporate and other                                             6              2             14              31           (8)
Total income (loss) before taxes                           $       (99)    $      134    $      (421)    $      (176)   $    (346)
Per common share:
     Primary earnings (loss)                               $     (0.73)    $     0.59    $     (1.65)    $     (1.13)   $   (2.08)
     Fully diluted earnings (loss)*                              (0.73)          0.59          (1.65)          (1.13)       (2.08)
     Cash dividends                                               0.16           0.16           0.16            0.16         0.16
     High market price                                          43 1/4         40 1/8             42          48 1/4       52 5/8
     Low market price                                           33 1/4         32 1/4             35          38 1/2       47 1/4
     Ending market price                                        40 1/8         33 7/8         37 1/2          39 1/2       47 3/4
     Book value at period-end                                    32.38          33.22          32.65           34.50        35.71

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

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits:

         12.a     Calculation of ratio of earnings to fixed charges*

         12.b Calculation of ratio of earnings to combined fixed charges and preferred dividends*

         27       Financial Data Schedule*

         *filed herewith


(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated July 11, 1995, reporting under Item 5 ("Other Events") the issuance of a press release.

         The Company filed a Current Report on Form 8-K dated July 20, 1995, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      SALOMON INC
                                                     (Registrant)



Date     August 11, 1995                          /s/ Richard Carbone
                                                      Controller and
                                                      Chief Accounting
                                                      Officer

Date     August 11, 1995                          /s/ Arnold S. Olshin
                                                      Secretary

                            Form 10-Q Exhibit Index


The following exhibits are filed herewith:


Exhibit Number

         12.a              Calculation of ratio of earnings to fixed charges

         12.b              Calculation of ratio of earnings to combined fixed
                                    charges and preferred dividends

         27                Financial Data Schedule