Form 10-Q
period 1995-09-30
SALOMON INC
filed 1995-11-13
CIK 200245

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

                                       or

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


                                    Yes X No


                  Number of shares of common stock outstanding
                        at October 31,1995: 106,431,226



                                  Salomon Inc
                                   Form 10-Q


Part I   FINANCIAL INFORMATION                                                                         Page No.


Item 1.       Financial Statements (unaudited):

              Consolidated Statement of Income -
                     Three and Nine months ended September 30, 1995 and 1994                                     3

              Condensed Consolidated Statement of Financial Condition -
                     September 30, 1995 and December 31, 1994                                                  4-5

              Summary of Options and Contractual Commitments -
                     September 30, 1995 and December 31, 1994                                                    6

              Consolidated Statement of Cash Flows -
                     Nine months ended September 30, 1995 and 1994                                               7

              Notes to Unaudited Condensed Consolidated Financial Statements                                  8-11

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                      12-18


PART II  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                 19

Item 6.       Exhibits and Reports on Form 8-K                                                                  19



SIGNATURES                                                                                                      20



                                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
Dollars in millions, except per share amounts                        Three months                      Nine months
Period ended September 30,                                        1995            1994             1995            1994
Revenues:
Interest and dividends                                   $       1,611   $       1,520    $       5,163   $       4,267
Principal transactions                                             691             (42)             809            (234)
Investment banking                                                 128             121              304             377
Commissions                                                         82              82              252             257
Other                                                               24              17               30              83
     Total revenues                                              2,536           1,698            6,558           4,750
Interest expense                                                 1,355           1,290            4,233           3,460
     Revenues, net of interest expense                           1,181             408            2,325           1,290
Noninterest expenses:
Compensation and employee-related                                  557             399            1,312           1,154
Technology                                                          64              69              192             190
Occupancy                                                           45              44              128             133
Professional services and business development                      45              48              125             121
Clearing and exchange fees                                          15              18               48              53
Other                                                               16               6               46              49
     Total noninterest expenses                                    742             584            1,851           1,700
Income (loss) before taxes                                         439            (176)             474            (410)
Income tax expense (benefit)                                       171             (72)             185            (168)
Net income (loss)                                        $         268   $        (104)    $        289   $        (242)
Earnings available for fully diluted earnings
     per common share                                    $         263   $        (120)    $        274   $        (286)
Per common share:
Primary earnings (loss)                                  $        2.36   $       (1.13)    $       2.22   $       (2.67)
Fully diluted earnings (loss)*                                    2.10           (1.13)            2.19           (2.67)
Dividends                                                         0.16            0.16             0.48            0.48
Weighted average shares of common stock
     outstanding (in thousands):
For primary earnings per share                                 106,600         105,700          106,500         107,200
For fully diluted earnings per share                           125,400         105,700          125,300         107,200

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary
of Options and Contractual Commitments are integral parts of this statement.

* Assumes conversion of convertible notes and the 700,000 shares of redeemable preferred stock outstanding during each period presented, unless such assumptions result in higher earnings per share than determined under the primary method.

SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)

Dollars in millions
ASSETS                                                                       September 30, 1995             December 31, 1994
Cash and interest bearing equivalents                                                 $     1,920                     $      3,539

Financial instruments and contractual commitments:
     Government and government agency securities - U.S.                 $   35,103                      $   32,980
     Government and government agency securities - non-U.S.                 31,856                          34,071
     Corporate debt securities                                              10,247                          11,537
     Options and contractual commitments                                     5,581                           6,932
     Equity securities                                                       4,385                           4,169
     Mortgage loans and collateralized mortgage securities                   1,616                           2,190
     Other                                                                   2,831                           1,418
                                                                                           91,619                           93,297

Commodities-related products and instruments:
     Crude oil, refined products and other
        physical commodities                                                 1,332                           1,066
     Options and contractual commitments                                       302                             424
                                                                                            1,634                            1,490

Collateralized short-term financing agreements:
     Securities purchased under agreements to resell                        43,497                          43,792
     Securities borrowed and other                                          14,698                          17,034
                                                                                           58,195                           60,826

Receivables                                                                                 4,531                            8,524

Assets securing collateralized mortgage obligations                                         2,655                            3,140

Property, plant and equipment, net                                                          1,318                            1,181

Other assets, including intangibles                                                           714                              735
     Total assets                                                                     $   162,586                     $    172,732

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)


Dollars in millions
LIABILITIES AND STOCKHOLDERS' EQUITY                                         September 30, 1995             December 31, 1994
Short-term borrowings:
     Securities sold under agreements to repurchase                     $   77,817                      $   70,405
     Bank borrowings                                                         2,190                           2,333
     Deposit liabilities                                                     1,390                           1,447
     Securities loaned                                                       1,288                           1,500
     Commercial paper                                                          645                             865
     Other                                                                     907                           2,029
                                                                                      $    84,237                     $     78,579

Financial and  commodities-related  instruments  sold,  not yet  purchased,  and contractual commitments:
     Government and government agency securities - U.S.                     22,025                          31,021
     Government and government agency securities - non-U.S.                 12,378                          18,948
     Financial options and contractual commitments                           8,607                           6,232
     Equity securities                                                       3,187                           3,528
     Corporate debt securities and other                                     1,557                           1,677
     Commodities, including options and
          contractual commitments                                              609                             663
                                                                                           48,363                           62,069

Payables and accrued liabilities                                                            9,430                            9,364
Collateralized mortgage obligations                                                         2,516                            3,026
Term debt                                                                                  13,341                           15,202
     Total liabilities                                                                    157,887                          168,240
Commitments and contingencies (Note 2)
Redeemable preferred stock, Series A                                                          700                              700
Stockholders' equity:
     Preferred stock, Series C and D                                           312                             312
     Common stock                                                              156                             156
     Additional paid-in capital                                                287                             292
     Retained earnings                                                       4,866                           4,681
     Cumulative translation adjustments                                         13                               5
     Common stock held in treasury, at cost                                 (1,635)                         (1,654)
           Total stockholders' equity                                                       3,999                            3,792
     Total liabilities and stockholders' equity                                       $   162,586                     $    172,732

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.



SALOMON INC AND SUBSIDIARIES
SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
(UNAUDITED)
                                                                    September 30, 1995                   December 31, 1994
                                                      Notional Current Market or Fair Value    Notional Current Market or Fair Value
Dollars in billions                                      Amounts     Assets     Liabilities      Amounts    Assets  Liabilities
Exchange-issued products:
   Futures contracts*                                     $476.9      $   -       $   -        $  734.3     $   -       $   -
   Other exchange-issued products:
     Equity contracts                                       18.7         .4          .3            11.6        .1          .1
     Fixed income contracts                                 50.2         .1           -            24.2         -          .1
     Foreign exchange contracts                                -          -           -             4.1         -           -
     Commodities-related contracts                           4.8          -           -            11.3         -           -
Total exchange-issued products                             550.6         .5          .3           785.5        .1          .2
Over-the-counter  swap agreements,  swap options,
caps and floors:
   Swaps                                                   491.4        1.5         5.0           383.3       3.8         3.7
   Swap options written                                      5.5          -          .3             9.7         -          .1
   Swap options purchased                                   18.3        1.0           -            24.5        .7           -
   Cap and floor agreements                                 89.4         .3          .6            68.1        .3          .7
Total over-the-counter swap agreements,
 swap options, caps and floors                             604.6        2.8         5.9           485.6       4.8         4.5
Over-the-counter foreign exchange contracts and options:
   Forward currency contracts                               46.8         .6          .5            49.8        .3          .2
   Options written                                          23.7          -          .6            15.3         -          .4
   Options purchased                                        21.7         .4           -            15.0        .4           -
Total  over-the-counter   foreign  exchange  contracts
and options                                                 92.2        1.0         1.1            80.1        .7          .6

Other options and contractual commitments:
   Options and warrants on equities and
   equity indices**                                         26.5        1.0          .8            31.5       1.0          .6
   Options   and   forward    contracts
   on   fixed-income securities**                          147.0         .3          .5           103.2        .3          .3
   Commodities-related contracts***                         23.7         .3          .3            23.1        .4          .5
Total                                                   $1,444.6       $5.9        $8.9        $1,509.0      $7.3        $6.7

*Margin on futures contracts is included in receivables/payables on the Condensed Consolidated Statement of Financial Condition. **The market or fair value of such instruments recorded as assets includes approximately $300 million at September 30, 1995 and December 31, 1994, of over-the-counter instruments primarily with investment grade counterparties. The remainder consists primarily of highly liquid instruments actively traded on organized exchanges. ***The substantial majority of these over-the-counter contracts are with investment grade counterparties.

                                      CREDIT EXPOSURE, NET OF COLLATERAL, ON OTC SWAP AGREEMENTS,
                                    SWAP OPTIONS, CAPS AND FLOORS AND OTC FOREIGN EXCHANGE CONTRACTS
                                                      AND OPTIONS, BY RISK CLASS*
Note:  Amounts represent current exposure and do not include potential credit exposure that may result from factors that influence market risk.
                                                                                                                      Transactions
At September 30, 1995                                               All Transactions                                   with over
                                                                                                                        3 years
                                                                                                                          to
                                                                                                                       maturity
                                 Other
                                 Major                                                                        Year-to
                              Derivatives               Financial     Governments/                             -Date
Dollars in billions             Dealers     Corporates  Institutions  Supranationals    Other       Total     Average    Total
Swap agreements, swap options,
 caps and floors:
   Risk classes 1 and 2          $  .4     $   .1       $   .5           $   -         $   -        $ 1.0     $ 1.0     $   .6
   Risk class 3                     .4         .3           .2               -            .1          1.0        .9         .5
   Risk classes 4 and 5             .2         .4           .3               -            .1          1.0       1.2         .6
   Risk classes 6, 7 and 8           -         .1            -               -             -           .1        .1          -
                                 $ 1.0     $   .9       $  1.0           $   -         $  .2        $ 3.1     $ 3.2     $  1.7
Foreign exchange
 contracts and options:
   Risk classes 1 and 2          $  .3     $    -       $    -          $    -         $   -        $  .3     $  .2     $   .1
   Risk class 3                     .3          -            -               -            .1           .4        .3          -
   Risk classes 4 and 5             .1          -            -               -            .2           .3        .2          -
                                 $  .7     $    -       $    -          $    -         $  .3        $ 1.0     $  .7     $   .1

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


SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
Dollars in millions
Nine months ended September 30,                                                             1995                 1994
Cash flows from operating activities:
Net income adjusted for noncash items -
   Net income (loss)                                                               $         289         $       (242)
   Depreciation, amortization and other                                                      110                  139
   Total cash items included in net income (loss)                                            399                 (103)
(Increase) decrease in operating assets -
   Financial instruments and contractual commitments                                       1,678               27,231
   Commodities-related products and instruments                                             (144)                (603)
   Collateralized short-term financing agreements                                          2,631               (5,685)
   Receivables                                                                             4,006                3,168
   Other                                                                                      63                  235
Total decrease in operating assets                                                         8,234               24,346
Increase (decrease) in operating liabilities -
   Short-term borrowings                                                                   5,658              (20,615)
   Financial and commodities-related instruments sold,
      not yet purchased, and contractual commitments                                     (13,706)              (7,147)
   Payables and accrued liabilities                                                           97               (1,316)
Total decrease in operating liabilities                                                   (7,951)             (29,078)
Cash provided by (used in) operating activities                                              682               (4,835)
Cash flows from financing activities:
     Proceeds from -
        Issuance of term debt                                                              2,371                5,994
        Employee stock purchase and option plans                                              14                   10
     Total cash proceeds from financing activities                                         2,385                6,004
     Payments for -
        Term debt maturities and repurchases                                               4,318                2,431
        Collateralized mortgage obligations                                                  552                  759
        Purchase of common stock for treasury                                                  2                  252
        Dividends on common stock                                                             51                   51
        Dividends on preferred stock*                                                         53                   44
     Total cash payments for financing activities                                          4,976                3,537
Cash provided by (used in) financing activities                                           (2,591)               2,467
Cash flows from investing activities:
     Proceeds from -
        Assets securing collateralized mortgage obligations                                  526                  752
     Total cash proceeds from investing activities                                           526                  752
     Payments for -
        Property, plant and equipment                                                        236                  124
     Total cash payments for investing activities                                            236                  124
  Cash provided by investing activities                                                      290                  628
Decrease in cash and interest bearing equivalents                                         (1,619)              (1,740)
Cash and interest bearing equivalents at January 1                                         3,539                5,748
Cash and interest bearing equivalents at September 30                              $       1,920         $      4,008

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of
Options and Contractual Commitments are integral parts of this statement.
* For the nine months ended September 30, 1995 and 1994,  dividends on preferred stock  were  reduced  by the  aftertax impact  ($14  million  and $23  million, respectively)  of interest  rate swaps that  effectively  convert the  Company's fixed-rate dividend obligations to variable-rate obligations.

                          Salomon Inc and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1995

1.       Basis of Presentation

         The Unaudited Condensed Consolidated Financial Statements include the accounts of Salomon Inc and all majority-owned subsidiaries (collectively, the "Company"). These financial statements include all adjustments necessary for a fair presentation of financial condition, results of operations and cash flows. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2.       Legal Proceedings

         Outstanding legal matters are discussed in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Management of the Company, after consultation with outside legal counsel and consideration of applicable reserves, believes that the ultimate resolution of legal proceedings and environmental matters will not have a material adverse effect on the Company's financial condition; however, such resolution could have a material adverse impact on operating results in future periods depending in part on the results for such periods. Additional information on legal proceedings is included in "Item 1 Legal Proceedings."

3.       Net Capital

         Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's principal regulated subsidiaries are discussed below.

         Salomon Brothers Inc ("SBI") is registered as a broker-dealer with the U.S. Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at September 30, 1995, SBI's net capital was $1,366 million, $1,324 million in excess of regulatory requirements.

         Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures Authority ("SFA") in accordance with the Financial Services Act 1986. The SFA requires SBIL to have available at all times financial resources, as defined, sufficient to demonstrate continuing compliance with its rules. At September 30, 1995, SBIL's financial resources were $574 million in excess of regulatory requirements.

         Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers AG ("SBAG") are also subject to regulation in the countries in which they do business. Such regulations include requirements to maintain specified levels of net capital or its equivalent. At September 30, 1995, SBAL's net capital was $310 million above the minimum required by Japan's Ministry of Finance. SBAG's net capital was $276 million above the minimum required by Germany's Banking Supervisory Authority.

4.       Business Unit Revenues

         The Company's investment banking and securities activities are conducted by Salomon Brothers Holding Company Inc and its subsidiaries ("Salomon Brothers"). Commodities trading activities are conducted by the Phibro Division of Salomon Inc ("Phibro Division"). Crude oil refining and gathering and refined product marketing activities are conducted by Phibro Energy USA, Inc. ("Phibro USA"). Results of The Mortgage Corporation Group Limited ("TMC"), an indirect wholly-owned subsidiary of the Company, are included in "Corporate and other," as are the results of Phibro Energy Production, Inc. ("PEPI"), a partner in the White Nights Joint Enterprise ("White Nights") a Russian-American oil joint venture.

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


Revenues by Business Unit
The following tables present revenues, net of interest expense, by business unit for the three and nine months ended September 30, 1995 and 1994.

Three Months Ended September 30, 1995
                                                 Principal
                                                Transactions
                                                   & Net          Investment
(Dollars in millions)                             Interest          Banking          Commissions       Other         Total
Salomon Brothers' Client-Related Business:
     Global investment banking                     $  -            $  128             $  -              $  -        $  128
     Fixed income secondary markets                 256                 -                8                 2           266
     Equities secondary markets                      53                 -               73                 1           127
     Foreign exchange                                38                 -                -                 -            38
     Asset management                                 -                 -                -                 9             9
Total revenues from Client-Related Business         347               128               81                12           568
Proprietary Trading Businesses                      498                 -                -                 -           498
Total Salomon Brothers' revenues, net of
     interest expense                               845               128               81                12         1,066
Phibro Division                                     103                 -                -                 2           105
Phibro USA                                           (7)                -                -                 9             2
Corporate and other                                   6                 -                1                 1             8
Total Salomon Inc                                 $ 947            $  128             $ 82             $  24       $ 1,181

Three Months Ended September 30, 1994
                                                 Principal
                                                Transactions
                                                   & Net          Investment
(Dollars in millions)                             Interest          Banking          Commissions       Other         Total
Salomon Brothers' Client-Related Business:
     Global investment banking                    $   -            $  121             $  -             $   -        $  121
     Fixed income secondary markets                 128                 -                6                 -           134
     Equities secondary markets                      65                 -               72                 -           137
     Foreign exchange                               (12)                -                -                 -           (12)
     Asset management                                 5                 -                -                 4             9
     Private Investment Department                    6                 -                3                 -             9
Total revenues from Client-Related Business         192               121               81                 4           398
Proprietary Trading Businesses                       (7)                -                -                 -            (7)
Total Salomon Brothers' revenues, net of
     interest expense                               185               121               81                 4           391
Phibro Division                                     (15)                -                1                 -           (14)
Phibro USA                                           (3)                -                -                11             8
Corporate and other                                  21                 -                -                 2            23
Total Salomon Inc                                 $ 188            $  121             $ 82             $  17        $  408



Nine Months Ended September 30, 1995
                                                  Principal
                                                 Transactions
                                                    & Net          Investment
(Dollars in millions)                              Interest          Banking          Commissions       Other         Total
Salomon Brothers' Client-Related Business:
     Global investment banking                    $    -           $  304            $   -              $   -       $   304
     Fixed income secondary markets                  591                -               32                  2           625
     Equities secondary markets                      166                -              216                  1           383
     Foreign exchange                                 42                -                -                  -            42
     Asset management                                  -                -                -                 28            28
     Private Investment Department                     4                -                2                  -             6
Total revenues from Client-Related Business          803              304              250                 31         1,388
Proprietary Trading Businesses                       817                -                -                  -           817
Total Salomon Brothers' revenues, net of
     interest expense                              1,620              304              250                 31         2,205
Phibro Division                                      108                -                -                  4           112
Phibro USA                                           (20)               -                -                 (7)          (27)
Corporate and other                                   31                -                2                  2            35
Total Salomon Inc                                $ 1,739           $  304            $ 252              $  30       $ 2,325

Nine Months Ended September 30, 1994
                                                 Principal
                                                Transactions
                                                   & Net          Investment
(Dollars in millions)                             Interest          Banking          Commissions       Other         Total
Salomon Brothers' Client-Related Business:
     Global investment banking                   $    -            $  377            $   -               $  -      $   377
     Fixed income secondary markets                 176                 -               31                  -          207
     Equities secondary markets                     (30)                -              213                  -          183
     Foreign exchange                               (68)                -                -                  -          (68)
     Asset management                                13                 -                -                 16           29
     Private Investment Department                    9                 -               11                  -           20
Total revenues from Client-Related Business         100               377              255                 16          748
Proprietary Trading Businesses                      274                 -                -                  -          274
Total Salomon Brothers' revenues, net of
     interest expense                               374               377              255                 16        1,022
Phibro Division                                     190                 -                1                  -          191
Phibro USA                                          (14)                -                -                 65           51
Corporate and other                                  23                 -                1                  2           26
Total Salomon Inc                                $  573            $  377            $ 257              $  83      $ 1,290


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share amounts                              Three months                Nine months
Period ended September 30,                                              1995          1994           1995         1994

Income (loss) before taxes:
   Salomon Brothers                                                  $   381       $  (176)       $  497       $  (547)
   Phibro Division                                                        68           (27)           29           105
   Phibro USA                                                             (9)           (4)          (59)           13
   Corporate and other                                                    (1)           31             7            19
Income (loss) before taxes                                               439          (176)          474          (410)
Income tax expense (benefit)                                             171           (72)          185          (168)
Net income (loss)                                                    $   268       $  (104)       $  289       $  (242)
Per common share:
Primary earnings (loss)                                              $  2.36       $ (1.13)      $  2.22       $  (2.67)
Fully diluted earning (loss)*                                           2.10         (1.13)         2.19          (2.67)
Cash dividends                                                          0.16          0.16          0.48           0.48
Book value at period-end                                               34.49         34.50         34.49          34.50
Annualized return on average common stockholders' equity:
Primary                                                                  28.0   %    (12.8)  %       8.9   %       (9.5)  %
Fully diluted*                                                           24.6        (12.8)          8.6           (9.5)

* Assumes  conversion of  convertible  notes and the 700,000 shares of redeemable  preferred  stock  outstanding  during each period presented,  unless such assumptions  result in higher earnings per share or return on equity than determined under the primary  methods.

Salomon Inc reported net income of $268 million, or $2.10 per common share on a fully diluted basis, for the third quarter of 1995, representing its most profitable quarter since 1993. In the comparable 1994 quarter, Salomon Inc recorded a net loss of $104 million, or $1.13 per common share. The Company's net income for the nine months ended September 30, 1995 was $289 million, or $2.19 per common share on a fully diluted basis, compared to a net loss of $242 million, or $2.67 per common share for the nine month period ended September 30, 1994.

The Company's businesses are diverse. Results of Salomon Brothers are not closely correlated with the results of Phibro Division's commodities trading business or Phibro USA's oil refining and marketing business. Consequently, it is not unusual for certain of the Company's businesses to generate positive results during difficult periods for other businesses.

Corporate and other includes certain Salomon Inc corporate-level expenses that cannot be attributed to any of the Company's businesses; the results of TMC, which services residential mortgages in the United Kingdom; and the results of PEPI, whose primary asset is its investment in the White Nights Russian-American oil production joint venture. The decrease in Corporate and other's pretax results in the third quarter of 1995 compared to the third quarter of 1994, was due, in part, to a decline in TMC's contribution to pretax earnings. PEPI's investment in White Nights, including the related loan, had a carrying value of $49 million at September 30, 1995, a decrease of $9 million since December 31, 1994. The decrease reflects current and past due interest payments from White Nights to PEPI with respect to PEPI's loan to the venture, which are recorded as reductions in the carrying value of the loan. Although loan repayments are expected to continue, White Nights' future is dependent on Russian fiscal, legislative and regulatory policy.




Salomon Brothers
Results of Operations
Dollars in millions
                                                      Three months       Percent             Nine months       Percent
Period ended September 30,                          1995        1994      Change          1995        1994     Change

Revenues:
Client-Related Business:
   Global investment banking
       Advisory                                  $     66       $  50        32    %   $   170     $   143        19    %
       Equity underwriting                             32          43       (26)            99         165       (40)
       Debt underwriting                               30          28         7             35          69       (49)
   Total global investment banking                    128         121         6            304         377       (19)
   Fixed income secondary markets                     266         134        99            625         207       202
   Equities secondary markets                         127         137        (7)           383         183       109
   Foreign exchange                                    38         (12)      n/m             42         (68)      n/m
   Asset management                                     9           9         0             28          29        (3)
   Private Investment Department*                       -           9      (100)             6          20       (70)
Total revenues from Client-Related Business           568         398        43          1,388         748        86
Proprietary Trading Businesses                        498          (7)      n/m            817         274       198
Total revenues, net of interest expense          $  1,066       $ 391       173    %   $ 2,205     $ 1,022       116    %
Income (loss) before taxes:
Client-Related Business                              $ 32       $ (62)      n/m        $     2     $  (526)     n/m     %
Proprietary Trading Businesses                        349        (114)      n/m            495         (21)     n/m
Total income (loss) before taxes                    $ 381      $ (176)      n/m    %   $   497     $  (547)     n/m     %

*  Discontinued in the first quarter of 1995.

Salomon Brothers, the Company's global investment banking and securities business, recorded pretax income of $381 million in the third quarter of 1995, compared to a pretax loss of $176 million in the third quarter of 1994. The third quarter 1995 results represent Salomon Brothers' best quarterly performance since 1993. For the 1995 nine month period, Salomon Brothers recorded pretax income of $497 million, compared to a pretax loss of $547 million in the comparable 1994 period.

Salomon Brothers Client-Related Business recorded pretax income of $32 million in the third quarter of 1995, compared to a pretax loss of $62 million recorded in the third quarter of 1994. For the nine months ended September 30, 1995, Salomon Brothers' Client-Related Business reported pretax income of $2 million, compared to a pretax loss of $526 million reported in the comparable 1994 period. The third quarter 1995 results do not fully depict the strong revenue performance of the Client-Related Business, because of an increase in expenses, which was largely attributable to third quarter compensation accruals. The compensation accruals were intended to adjust compensation levels to reflect improved Company performance and industry conditions. Third quarter 1995 investment banking revenues reflect the continued strength of the Company's advisory businesses and higher levels of debt underwriting. For the nine months ended September 30, 1995, the Client-Related Business generated revenues of $1.4 billion; almost double the $748 million reported for the comparable 1994 period. The increase in revenues for the nine month period reflects a marked improvement in the fixed income and equity secondary markets, particularly in the U.S. and Europe. Additionally, 1994 nine month revenues for fixed income secondary markets reflect losses incurred due to the decline in the market value of certain inventory positions. The decrease for the nine month period ended
September 30, 1995 in debt and equity underwriting revenues versus the comparable period in 1994 is partially attributable to pretax losses of $55 million and $13 million, respectively, on Latin American securities positions.

Salomon Brothers Proprietary Trading Businesses recorded pretax profits of $349 million for the third quarter of 1995, compared to a $114 million pretax loss recorded in the third quarter of 1994. For the nine months ended September 30, 1995, Salomon Brothers' Proprietary Trading Businesses reported pretax profits of $495 million, compared to a $21 million pretax loss reported in the same period of 1994. Proprietary trading strategies are often designed with time horizons of a year or more; as such, results should be viewed over longer-term periods. The interim volatility of results reflects the Company's mark-to-market accounting practices.

Because of greater connection in management and compensation structure, the results of Salomon Brothers' Client-Related and Proprietary Trading Businesses will not be separately reported in future quarters.


Noninterest Expenses
Dollars in millions
                                                         Three months         Percent             Nine months          Percent
Period ended September 30,                             1995        1994       Change          1995         1994        Change
Compensation and employee-related expenses           $  515       $ 382         35    %    $ 1,217      $ 1,051           16    %
Non-compensation expenses:
    Technology                                       $   60       $  66         (9)   %    $   181      $   179            1    %
    Occupancy                                            44          43          2             124          132           (6)
    Professional services and business development       39          42         (7)            107          104            3
    Clearing and exchange fees                           15          16         (6)             47           50           (6)
    Other                                                12          18        (33)             32           53          (40)
Total non-compensation expenses                      $  170       $ 185         (8)   %    $   491      $   518           (5)   %

Compensation and employee-related expenses, the largest component of noninterest expense, were $515 million in the third quarter of 1995, up 35% from the third quarter of 1994. For the nine month period ended September 30, 1995, compensation and employee-related expenses rose 16%, from the comparable 1994 period. These increases were largely attributable to higher Client-Related Business incentive compensation accruals in the third quarter of 1995 and increased Proprietary Trading compensation resulting from the substantial improvement in results.

Non-compensation expenses, in the aggregate, were $170 million in the third quarter of 1995, 8% lower than in the comparable period of 1994. This decline was primarily attributable to a decrease in technology expenses associated with network communications and workstations, as well as a decrease in professional services and business development expenses reflecting reductions in legal and travel and entertainment expenses, partially offset by an increase in consulting costs. For the nine month period ended September 30, 1995, total non-compensation expenses were $491 million or 5% lower than in the comparable 1994 period. This reduction included an $8 million decrease in occupancy expense which was primarily attributable to a $12 million net reserve addition for office relocations recorded in 1994, partially offset by scheduled rent increases at several locations. Other expenses decreased by $21 million, or 40%, for the nine month period ended September 30, 1995, primarily due to a decrease in donations and business and franchise taxes versus the same period of 1994.


Phibro Division
Condensed Statement of Income
Dollars in millions
                                                        Three months       Percent             Nine months        Percent
Period ended September 30,                            1995         1994     Change           1995        1994      Change

Revenues, net of interest                           $ 105        $  (14)     n/m    %       $ 112       $ 191       (41)    %
Compensation and employee-related expenses             30             6      400               61          66        (8)
Other general and administrative expenses               7             7        0               22          20        10
Total noninterest expenses                             37            13      185               83          86        (3)
Income (loss) before taxes                          $  68         $ (27)     n/m    %        $ 29       $ 105       (72)    %


Phibro Division engages in counterparty flow business and trades for its own account. Due to the proprietary nature of Phibro Division's trading activities, quarter-to-quarter volatility in earnings can be expected. Phibro Division recorded pretax income of $68 million during the third quarter of 1995, compared to a pretax loss of $27 million recorded in the same period of 1994. The increase in compensation and employee-related expenses in the third quarter of 1995 reflects stronger operating results. For the nine months ended September 30, 1995, Phibro Division recorded pretax income of $29 million, compared to pretax income of $105 million in the same period of 1994.


Phibro USA
Condensed Statement of Income
Dollars in millions
                                                        Three months         Percent            Nine months        Percent
Period ended September 30,                            1995         1994       Change         1995        1994       Change

Sales                                               $ 2,206      $ 2,136        3    %     $ 7,010     $ 5,334        31    %
Cost of sales                                         2,196        2,126        3            7,016       5,273        33
Operating profit                                         10           10        0               (6)         61       n/m
Net interest and other                                   (8)          (2)    (300)             (21)        (10)     (110)
Operating profit (loss),  net of interest and other       2            8      (75)             (27)         51       n/m
Compensation and employee-related expenses                8            7       14               21          24       (13)
Other expenses                                            3            5      (40)              11          14       (21)
Total noninterest expenses                               11           12       (8)              32          38       (16)
Income (loss) before taxes                          $    (9)     $    (4)    (125)   %     $   (59)    $    13       n/m    %

Phibro USA, the Company's oil refining and marketing business, recorded a pretax loss of $9 million in the third quarter of 1995, compared to a pretax loss of $4 million in the third quarter of 1994. For the nine months ended September 30, 1995, Phibro USA recorded a pretax loss of $59 million, compared with pretax earnings of $13 million in the comparable nine month period of 1994. Results for the 1995 nine month period were adversely affected by weak refining margins which were impacted by unseasonably warm winter weather in the northeastern United States and implementation of the reformulated gasoline program. In addition, 1995 results were adversely affected by a three week unscheduled outage at its Texas City refinery during the second quarter of 1995, as well as a five week scheduled shutdown for turnaround maintenance at its Houston refinery during the first quarter of 1995.

At September 30, 1995, the Company's total investment in Phibro USA, including working capital advances, subordinated debt and equity was $955 million, compared to $885 million at December 31, 1994. The increase is largely attributable to the funding of the Residfiner/ROSE unit project. The project is expected to be mechanically complete by year-end and operational in the first quarter of 1996. Additional funding necessary to complete the Residfiner/ROSE unit project is not expected to exceed $50 million.

SALOMON INC
Capital and Liquidity Management

Dollars in millions
                                                     September 30,     June 30,       March 31,      December 31,      September 30,
Quarter ended                                            1995            1995           1995             1994              1994
Average Weekly Balance Sheet Information:
Government and agency securities - U.S.           $        33,871    $    32,904   $     31,743    $       34,621    $        28,758
Government and agency securities - non-U.S.                33,202         38,749         32,896            28,275             31,384
Financial options and contractual commitments               5,988          6,919          7,857             8,336              9,119
Other financial instruments owned                          18,500         19,014         19,212            21,355             21,443
Total financial instrument inventories                     91,561         97,586         91,708            92,587             90,704
Collateralized short-term financing agreements             56,817         61,163         63,779            64,058             64,572
Other assets                                               14,122         17,260         16,737            18,032             19,237
Average total assets                              $       162,500    $   176,009   $    172,224    $      174,677    $       174,513
Period-end total assets                           $       162,586    $   163,693   $    164,956    $      172,732    $       158,486
Period-end net assets*                            $        99,816    $   106,644   $    104,421    $      105,227    $        96,594
Average net assets*                               $       101,042    $   109,494   $    102,459    $      103,411    $       102,154
Long-term capital at period-end                   $        16,112    $    16,715   $     17,237    $       16,138    $        17,862
Ratios at period end:
Working capital coverage                                     1.24           1.22           1.17              1.07               1.16
Total capital basis double leverage                          0.88           0.91           0.85              0.87               0.85
Equity capital basis double leverage                         1.18           1.24           1.19              1.18               1.23
Average net assets to total equity                             23             24             22                23                 22
Common shares outstanding (in millions)                     106.4          106.2          106.1             105.8              105.8

*Total  assets  less  collateralized  short-term  financing  agreements,  cash and  interest-bearing  equivalents  and assets securing collateralized mortgage obligations.

Presented in the accompanying table is average weekly balance sheet information. Average assets for the 1995 third quarter were $163 billion, compared with $175 billion in the third quarter of 1994. Due to the nature of the Company's trading and funding activities, including its matched-book activities, it is not uncommon for the Company's asset levels, including trading inventories, to fluctuate from period to period.

The Company's long-term capital includes common equity, convertible preferred stock, perpetual preferred stock, unsecured obligations and long-term deferred taxes. Long-term capital includes only a portion of such amounts maturing between six months and one year (weighted by maturity), includes all amounts maturing beyond one year and excludes all amounts scheduled to mature within six months.

On October 19, 1995, Berkshire Hathaway Inc. ("Berkshire") announced that it would not convert the first of five tranches of Series A Preferred Stock owned by its subsidiaries. As a result, the Company redeemed 140,000 shares of Berkshire's Series A Preferred Stock on October 31, 1995, for $140 million. All September 30, 1995 ratios in the preceding table reflect this redemption as if it had occurred as of September 30, 1995.

Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $2.2 billion at September 30, 1995, down from $2.3 billion at December 31, 1994. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high-yield securities exclude the collateralized portion of the Salomon Brothers' holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. Unrated securities with market yields comparable to entities rated below "triple B-" are also included in high-yield securities. The largest single high-yield exposure was $69 million at September 30, 1995.

Book value per share increased to $34.49 at September 30, 1995, from $32.65 at December 31, 1994. For the nine months ended September 30, 1995, the Company's treasury share repurchases were negligible. At September 30, 1995, shares authorized for additional repurchase totaled 9.8 million shares.

The Company's current credit ratings are as follows:
                            Duff &
                            Phelps         Fitch         IBCA          Moody's       S&P           TBW
Long-term debt                 A-           BBB+           A-           Baa1          BBB           ---
Commercial paper               D1           F-2            A1           P-2            A2          TBW-2

Depending on maturity, Salomon Inc's spreads over U.S. Treasuries on its term debt have widened by between five and thirty basis points since June 30, 1994. The increased interest expense attributable to these widening spreads will be reflected in the Company's results, over time, as the Company refinances its debt.

SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                  Three Months Ended
                                                            September 30,    June 30,       March 31,  December 31,   September 30,
Dollars in millions, except per share amounts                    1995          1995           1995          1994           1994
For the quarter:
Revenues:
     Principal transactions, including net interest
          and dividends                                    $       947    $     139    $       653   $     (123)     $     188
     Investment banking                                            128          154             22          109            121
     Commissions and other                                         106          108             68          110             99
Revenues, net of interest expense                                1,181          401            743           96            408
Noninterest expenses:
     Compensation and employee-related                             557          324            431          332            399
     Other noninterest expenses                                    185          176            178          185            185
Total noninterest expenses                                         742          500            609          517            584
Income (loss) before taxes                                         439          (99)           134         (421)          (176)
Income tax expense (benefit)                                       171          (39)            53         (264)           (72)
Net income (loss)                                          $       268    $     (60)    $       81   $     (157)     $    (104)
Annualized return on average common
    stockholders' equity:
       Primary                                                    28.0   %     (8.8) %         7.1 %      (19.2) %       (12.8) %
       Fully diluted*                                             24.6   %     (8.8) %         7.1 %      (19.2) %       (12.8) %

Income (loss) before taxes:
     Salomon Brothers:
       Client-Related Business                             $        32    $     149     $     (179)  $     (110)     $     (62)
       Proprietary Trading Businesses                              349          (93)           239          (28)          (114)
       Unallocated Charges                                           -            -              -         (278)             -
     Total Salomon Brothers                                        381           56             60         (416)          (176)
     Phibro Division                                                68         (162)           123          (24)           (27)
     Phibro USA                                                    (9)            1            (51)           5             (4)
     Corporate and other                                           (1)            6              2           14             31
Total income (loss) before taxes                           $       439    $     (99)    $      134   $     (421)     $    (176)
Per common share:
     Primary earnings (loss)                               $      2.36    $   (0.73)    $     0.59   $    (1.65)     $   (1.13)
     Fully diluted earnings (loss)*                               2.10        (0.73)          0.59        (1.65)         (1.13)
     Cash dividends                                               0.16         0.16           0.16         0.16           0.16
     High market price                                          41 1/8       43 1/4         40 1/8        42            48 1/4
     Low market price                                           34 3/4       33 1/4         32 1/4        35            38 1/2
     Ending market price                                        38 1/2       40 1/8         33 7/8        37 1/2        39 1/2
     Book value at period-end                                    34.49        32.38          33.22         32.65         34.50

*    Assumes conversion of convertible notes and the 700,000 shares of redeemable preferred stock outstanding during each period presented, unless such assumptions result in higher returns or earnings per share than determined under the primary method.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

         A full discussion of legal proceedings is included under Item 3 of the Company's 1994 Form 10-K. The shareholder derivative action Derivative Litigation, 91 Civ. 5500 (S.D.N.Y., consolidated August 30, 1991) filed on behalf of the Company against certain of its former executives relating to the Salomon Brothers' 1991 U.S. Treasury auction and related matters has been settled, subject to approval by the Court. While this action was not filed or prosecuted by the Company, but by plaintiffs' lawyers suing derivatively on the Company's behalf, the Company will receive most of the benefit of the settlement, estimated (after expected fees of plaintiffs' counsel) at $22.5 million of cash consideration plus additional non-cash consideration, including the surrender of indemnification claims. The cash consideration will be reflected in earnings upon Court approval, currently expected to occur in the fourth quarter of this year.

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits:

         12.a     Calculation of ratio of earnings to fixed charges*

         12.b Calculation of ratio of earnings to combined fixed charges and preferred dividends*

         27       Financial Data Schedule*

         *filed herewith


(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated October 19, 1995, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

                                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             Salomon Inc
                                                            (Registrant)



Date     November 13, 1995                              /s/ Richard Carbone
                                                            Controller and Chief
                                                            Accounting Officer



Date     November 13, 1995                              /s/ Arnold S. Olshin
                                                            Secretary

                            Form 10-Q Exhibit Index


The following exhibits are filed herewith:


Exhibit Number

         12.a              Calculation of ratio of earnings to fixed charges

         12.b              Calculation of ratio of earnings to combined fixed
                                    charges and preferred dividends

         27                Financial Data Schedule