Form 10-K405
period 1995-12-31
SALOMON INC
filed 1996-04-01
CIK 200245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                          Commission File Number 1-4346
   December 31, 1995

                                   SALOMON INC
             (Exact name of registrant as specified in its charter)

       Delaware                                         22-1660266
(State of incorporation)                    (I.R.S. Employer Identification No.)

       Seven World Trade Center,                         (212) 783-7000
       New York, New York 10048                  (Registrant's telephone number,
(Address of principal executive offices)               including area code)
             (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                                 ON WHICH REGISTERED

Common Stock, par value $1 per share                     New York Stock Exchange
Preferred Share Purchase Rights                          New York Stock Exchange
Depositary Shares, Each Representing a
  One-Twentieth Interest in a Share of
  9.50% Cumulative Preferred Stock, Series C             New York Stock Exchange
Depositary Shares, Each Representing a
  One-Twentieth Interest in a Share of
  8.08% Cumulative Preferred Stock, Series D             New York Stock Exchange
Depositary Shares, Each Representing a
  One-Twentieth Interest in a Share of
  8.40% Cumulative Preferred Stock, Series E             New York Stock Exchange
11.625% Debentures due 2015                              New York Stock Exchange
6.75% DEC Common Equity-Linked Securities due 1996       American Stock Exchange
7.25% ORCL Common Equity-Linked Securities due 1996 American Stock Exchange 5.00% MSFT Common Equity-Linked Securities due 1996 American Stock Exchange
5.25% HWP Common Equity-Linked Securities due 1997       American Stock Exchange
7.625% SNPL Common Equity-Linked Securities due 1997 American Stock Exchange 6.50% AMGN Common Equity-Linked Securities due 1997 American Stock Exchange 6.125% PRI Common Equity-Linked Securities due 1997 American Stock Exchange

Securities registered pursuant to              Number of shares of common stock
     Section 12(g) of the Act:                 outstanding at February 29, 1996:
               NONE                                       106,462,726

                                                  Aggregate market value at
                                                      February 29, 1996:
                                                         $4.1 billion

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                            YES [X]       NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:
  Salomon Inc 1995 Annual Report  Financial  Information  (incorporated  in 10-K
  Parts I, II and IV) Proxy Statement for the 1996 Annual Meeting of Stockholders (incorporated, in part, in 10-K Parts III and IV)

                                     PART I

Item 1.   Business

          Salomon Inc ("the Company") was incorporated in 1960 under the laws of the State of Delaware. At December 31, 1995, the Company had 8,439 full time employees. Information concerning the business of Salomon Inc under the following captions in Exhibit 13, "Salomon Inc 1995
          Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

               Salomon Inc - Overview of 1995 (on pages 12 through 14)

               Salomon Brothers - Description of Business
                 (on pages 16 through 18)

               Phibro - Description of Business (on page 22)

               Basis Petroleum - Description of Business
                (on pages 23 through 25)

               Note 1 Revenues by Business Unit (on pages 65 through 68)

               Note 2 Industry Segment and Geographic Data
                (on pages 69 through 70)

               Note 10 Capital Requirements (on page 76)

Item 2.   Properties

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

          Further information concerning the Company's properties under the following captions in Exhibit 13, "Salomon Inc 1995 Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

               Salomon  Brothers - Description  of Business
                 (on pages 16 through 18)

               Phibro - Description of Business (on page 22)

               Basis  Petroleum -  Description  of Business
                 (on pages 23 through 25)

               Note 4 Property, Plant and Equipment (on page 71)

Item 3.  Legal Proceedings

     On August 9, 1991, the Company announced that it had uncovered irregularities by certain employees of its indirect wholly owned subsidiary Salomon Brothers Inc ("SBI") in connection with certain auctions of U.S. Treasury securities. The remaining legal proceedings arising out of these events, each of which had been pending before the United States District Court for the Southern District of New York, were concluded during the fourth quarter of 1995. Plaintiffs in Three Crown Limited Partnership, et al. v. Salomon Brothers Inc. et al., 92 Civ. 3142, who had opted out of the Treasury litigation settlement and continued actively to pursue claims against SBI and other defendants, agreed to settle the action in November 1995. Pursuant to the settlement, the action was dismissed with prejudice by the court on November 22,
1995.  In  addition,   the  settlement  of  the  shareholder  derivative
action, In re Salomon Inc Shareholders' Derivative Litigation, 91 Civ. 5500 (S.D.N.Y., consolidated August 30, 1991), was approved by the Court on December 19, 1995. Also, pursuant to the settlement of the shareholder derivative action, John Gutfreund has withdrawn his appeal of the court's dismissal of his petition to vacate the New York State Stock Exchange arbitration panel's decision of May 13, 1994 with respect to certain compensation-related claims.

     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against SBI and Salomon Brothers Realty Corporation ("SBRC") in the United States District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation, and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp., (92 Civ. 5883 (MEA)). The second amended complaint alleges that three purchases by APT from Salomon of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated RICO and state law. SBI had acquired the participation interests in transactions in which it purchased as principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three such interests and 100% of one such interest were sold to APT for purchase prices aggregating approximately $20.9 million. Plaintiffs' second amended complaint seeks (i) a judgment on the ERISA claims in the amount of the purchase prices of the four participation interests (approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (ii) a judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. SBI and SBRC answered the second amended complaint in part, moved to dismiss in part and asserted counterclaims against plaintiff Ameritech Corp. On August 16, 1993 the court (i) dismissed the RICO claims as well as plaintiffs' claims for breach of contract and unjust enrichment; (ii) denied SBI's motion to dismiss one of the ERISA claims (which alleges that SBI participated in a fiduciary's breach); and (iii) denied Ameritech's motion to dismiss SBI's counterclaims. Discovery with respect to the remaining claims is ongoing. Each of the Department of Labor and the Internal Revenue Service had advised SBI that it was reviewing the transactions in which APT acquired such participation interests. In May 1995 plaintiffs and defendants served cross motions for summary judgement. Briefing on those motions for summary judgement was completed in November 1995 and are pending for summary judgement. The Department of Labor, however, has advised Salomon that its investigation has been concluded. With respect to the Internal Revenue Service investigation, SBI and Salomon Brothers Realty Corp. have consented to extensions of time for the assessment of excise taxes which may be claimed to be due with respect to the transactions for the year 1987.

     Golder, Thoma, Cressey Fund III Limited Partnership, et al. v. Salomon Brothers Inc is a lawsuit brought by Golder, Thoma, Cressey Fund III Limited Partnership and three individuals purporting to represent eleven members of senior management of Health Care and Retirement Corporation of America ("HCRA"), in the Circuit Court of Cook County, Illinois on July 10, 1992 against SBI in connection with SBI's performance in providing financial advisory services for the proposed acquisition by the plaintiffs of HCRA in 1991. An amended complaint was filed on November 14, 1994 that added Salomon Brothers Realty Corp. as a defendant and certain lower-level members of management of HRCA as plaintiffs. The lawsuit asserts claims for negligence, breach of fiduciary duty, negligent misrepresentation and breach of contract. Plaintiffs seek to recover damages purported to exceed $190 million due to their alleged inability to complete the acquisition at an advantageous price, $6 million of alleged fees and expenses, punitive damages and attorneys' fees, as well as costs and other relief. Discovery was concluded in August of 1995. The court has set a trial date of April 8, 1996.

     Between May 1994 and the present, SBI, along with a number of other broker-dealers, was named as a defendant in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on Nasdaq violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the price bid and the priced asked for certain securities. The federal lawsuits were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re Nasdaq Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996(RWS); M.D.L. No. 1023. One state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc., et al., Superior Court of San Diego, Case No. 677313, has been stayed. The other state court suit has been removed by the defendants to federal court under the caption Robert Kevin Tisdale v. A.G. Edwards & Sons, Inc., et al., M.D. Ala., Case No. CV 96-D-66-N, where the defendants have requested that the Judicial Panel on Multidistrict Litigation ("JPML") consolidate it with the federal suits. Also pending in the Alabama case are the plaintiffs' motion to remand the case to state court and the defendants' motion to dismiss the complaint.

     In the federal suits, the plaintiffs purport to represent the class of persons who bought what they currently estimate to be approximately 1650 securities on Nasdaq between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorneys' fees and the costs of the action. (The state cases, brought under California and Alabama law, seek similar relief.) Plaintiffs in the federal suits filed an amended consolidated complaint that defendants answered in December 1995. Discovery has begun and plaintiffs have recently filed their motion for class certification, which will be considered by the court in late spring.

     The Antitrust Division of the Department of Justice is conducting an industry-wide investigation into the Nasdaq market. It has issued civil investigative demands to Salomon seeking interrogatory responses and the production of documents relating to Salomon's role as a market maker in Nasdaq stocks. The Securities and Exchange Commission is also conducting an industry-wide investigation of various Nasdaq market practices. SBI has received various subpoenas for documents and depositions relating to the Nasdaq market as part of the Securities and Exchange Commission investigation.

     Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), under certain circumstances a potentially responsible party ("PRP"), may be held jointly and severally liable, without regard to fault, for response costs at a CERCLA site. A PRP's ultimate cost at a site generally depends on its involvement with the site and the nature and extent of contamination, the remedy selected, the role of other PRPs in creating the alleged contamination and the availability of contribution from those PRPs, as well as any insurance or indemnification agreements which may apply. In most cases, both the resolution of the complex issues involved and any necessary remediation expenditures occur over a number of years.

     In 1988, a subsidiary of Salomon Inc, The S.W. Shattuck Chemical Company, Inc. ("Shattuck"), along with over 350 industrial, municipal and other entities, was named by the federal Environmental Protection Agency ("EPA") as a PRP subject to liability under CERCLA at a site, Section 6 of the Lowry Landfill in Arapaho County, Colorado ("Lowry"), owned by the city and county of Denver ("Denver"). Shattuck was named a PRP based on disposal of its wastes at Lowry. In March 1994, EPA selected a remedy for Lowry, estimated to cost approximately $94 million. Based on current EPA estimates, and under the terms of settlements between the Company, Shattuck and certain PRPs, the Company's ultimate share of remediation costs is not expected to exceed $13 million of which approximately 60% has been paid into a trust fund.

     In August 1992, the EPA issued a Unilateral Administrative Order ("the Order") for remedial design/remedial action to be performed by Shattuck under CERCLA at a site (Bannock Street), which includes property owned by, and a metal processing plant previously operated by, Shattuck in Denver, Colorado. The Order provides that, in the course of performing the remedial design/remedial action, Shattuck shall demonstrate financial assurance in an amount not less than $26.6 million. Shattuck has performed significant remediation activities at the site in accordance with the Order since August 1992. In May 1994, Denver issued a Cease and Desist Order ("CD Order") to Shattuck to stop work under the Order. In August 1994, EPA filed suit in the Federal District Court in Colorado seeking to set aside the CD Order. Pending resolution of the suit, Shattuck complied with the CD Order. On January 23, 1996, the Court ruled in favor of EPA, enjoining enforcement of the CD Order. Following the Court's ruling, Shattuck has resumed remediation activities at the site. Denver has moved in the District Court for a stay of judgement and suspension of injunction pending appeal and has appealed the District Court's decision to the United States Court of Appeals for the Tenth Circuit. To date, there has not been a determination on either Denver's motion or its appeal. In March, 1996 Shattuck paid $2,402,278 to settle EPA's claim for response costs incurred prior to April 1, 1995.

     In May 1993, the National Zinc site in Bartlesville, Oklahoma was proposed for listing as a superfund site on EPA's National Priorities List under CERCLA. Final listing remains subject to EPA's determination. In May 1993, both Salomon Inc and a current subsidiary received notices from EPA of designation as PRPs with respect to National Zinc. The National Zinc site was defined by EPA to include a smelter facility which had been owned by a former subsidiary of the Company and an eight square mile area surrounding such facility. The Company and its current subsidiary have taken issue with the PRP designations. In October 1993, the Company and two other unrelated parties were designated by EPA as PRPs with respect to a removal action involving the area at the National Zinc site surrounding the smelter facility. In February 1994, EPA issued to the Company and two other PRPs a Unilateral Administrative Order ("UAO") with respect to this removal action. The Company and one other PRP, Cyprus Amax Minerals Company ("Cyprus") have complied with the UAO and have completed the removal work required under the UAO.

      In November 1993, EPA notified the Company and the same two other PRPs of its intent to conduct a remedial investigation, feasibility study and remedial design ("RI/FS/RD") for the area of the site surrounding the smelter facility and offered the PRPs the opportunity to do this work. EPA also stated its willingness to consider a State Delegation Pilot Project whereunder PRPs, including the Company, could conduct the RI/FS/RD pursuant to an Administrative Order of Consent with the State of Oklahoma, with limited oversight by EPA. In

April 1994, the Company, Cyprus and the City of Bartlesville entered into a Consent Agreement and Final Order ("CAFO") with the Oklahoma Department of Environmental Quality ("ODEQ") to conduct the RI/FS/RD. The RI/FS activities required by the CAFO have been timely completed to date. The Company estimates that its cost to complete the remedial design for Operable Unit 2, relating to protection of ecologically sensitive areas at the National Zinc site surrounding the smelter facility, will be less than $1 million. In December 1994, ODEQ issued a Record of Decision selecting a remedy for Operable Unit 1, relating to protection of human health, covering the area at the National Zinc site surrounding the smelter facility. The selected remedy is estimated to cost approximately $24.3 million. In August 1995, Cyprus and the City of Bartlesville (but not the Company) entered into a CAFO with ODEQ to perform the remediation of Operable Unit 1.

     In February 1994, Horseheads Industries, Inc. D/B/A Zinc Corporation of America ("ZCA"), the current owner of the smelter facility at the National Zinc site, filed suit in the United States District Court for the Northern District of Oklahoma against the Company, St. Joe Minerals Company ("St. Joe"), Fluor
Corporation ("Fluor") and Cyprus alleging that the defendants are liable to it for response costs incurred in connection with the smelter facility under CERCLA because of the release of hazardous substances during periods of ownership or operation by them or their affiliates or predecessors in interest. In August 1994, a settlement agreement was entered into between ZCA, Fluor/St. Joe and the Company (but not Cyprus), allocating past and future response costs between the settling parties as to both. With respect to future remediation (the determination and implementation of which is expected to take several years) and the costs thereof, the settlement agreement established a management committee comprised of representatives of the settling parties to oversee study and clean-up of the facility and the costs associated therewith. Pursuant to the settlement, the Company and Fluor assumed ZCA's role in the litigation, including defense of ZCA against a pending counterclaim of Cyprus, and pursuit of claims against Cyprus. Cyprus subsequently counter-claimed against the Company for recovery of response costs incurred by Cyprus, commencing in August 1995, under its CAFO with ODEQ. The litigation proceeded to trial in December 1995. The Court has ruled that Cyprus is liable for activities conducted at the smelter facility, but has not, to date, ruled on the liability of the other parties nor determined the allocation among the parties of response costs being incurred at the National Zinc site. The Company's future costs related to the remediation of the smelter facility and the surrounding area cannot be determined at this time, because the timing, nature and extent of any such remediation are still under study, and the Company's allocable portion of such remediation is still undecided by the Court.

     In July 1994, a lawsuit was filed in the Federal court in Texas against Phibro Energy USA, Inc., ("Phibro USA") a subsidiary of the Company, by the Friends of the Earth, Inc. The action, a citizen's suit brought under Section 505 of the Federal Water Pollution Control Act, alleges violations by Phibro USA of the monitoring, record keeping and discharge limitations of its Houston refinery wastewater discharge permit during the period from September 1989 to the date of the suit. Subsequent to the filing of the lawsuit, the EPA filed an Administrative Complaint against Phibro USA, alleging substantially the same violations under the Clean Water Act and implementing regulations. Phibro USA settled the EPA's claim. In March 1995, Phibro USA's motion for summary judgment against the plaintiff was granted and judgment was entered in favor of Phibro USA. Plaintiff appealed to the United States Court of Appeals for the Fifth Circuit, which, to date, has not rendered its decision. Accordingly, Phibro USA's liability, if any, with respect to the claim alleged in the lawsuit cannot be determined at this time.

     Region 6 of EPA ("EPA Region 6") is seeking aggregate proposed penalties of $237,066 in three actions filed against Phibro USA by EPA Region 6 following a "multimedia inspection" of Phibro USA's Houston refinery in 1994, i.e. an action alleging certain violations of the Clean Air Act filed against Phibro USA on September 29, 1994 by the Director of the Air, Pesticides and Toxics Division of

EPA Region 6; an action alleging certain violations of the Resource Conservation and Recovery Act filed against Phibro USA on December 15, 1994 by the Director of the Hazardous Waste Division of EPA Region 6; and an action alleging certain violations of the Emergency Planning and Community Right to Know Act filed against Phibro USA on March 13, 1995 by the Director for Environmental Services Division of EPA Region 6.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

Executive Officers of the Registrant at December 31, 1995

Name and Age                                          Office
- ------------                                          ------

Jerome H. Bailey (43)             Chief  Financial   Officer  since  June  1993;
                                  previously   employed  at  Morgan  Stanley  in
                                  various executive capacities for more than five years


Richard J. Carbone (48)           Controller   since   June   1995;   previously
                                  employed by Bankers Trust Company in various executive capacities for more than five years


Robert E. Denham (50)*            Chairman  and Chief  Executive  Officer  since
                                  June 1992;  previously  General  Counsel  from
                                  September 1991; previously a partner in the law firm of Munger, Tolles & Olson, Los
                                  Angeles, California, for more than four years


Gedale B. Horowitz (63)*          Executive Vice President since 1981


John G. Macfarlane (41)           Treasurer of the Company and Salomon  Brothers
                                  Inc  since   1989;   resigned   as   Treasurer
                                  effective March 6, 1996


Deryck C. Maughan (48)*           Executive  Vice  President   since  May  1993;
                                  Chairman  and  Chief   Executive   Officer  of
                                  Salomon   Brothers   Inc   since   May   1992;
                                  previously Chief Operating  Officer of Salomon
                                  Brothers Inc from August 1991; Vice Chairman of Salomon Brothers Inc from January 1991 to
                                  August 1991; Chairman of Salomon Brothers Asia
                                  Limited from 1986 to 1991


Robert H. Mundheim (63)           Executive Vice  President and General  Counsel
                                  since  December  1993;  General  Counsel since
                                  September 1992; previously co-chairman of the law firm Fried, Frank, Harris, Shriver and
                                  Jacobson, New York, from March 1990 after having served as Dean of the University of Pennsylvania Law School for more than seven years


*    Also a Director of Salomon Inc

Officers of the Registrant are elected annually at the May meeting of the Company's Board of Directors that follows the Annual Meeting of Stockholders.

                                     PART II

Item 5.   Market for the  Registrant's  Common  Equity and  Related  Stockholder
          Matters

          Information concerning the market for the Registrant's common equity and related stockholder matters in Exhibit 13, "Salomon Inc 1995 Annual Report Financial Information," under the caption "Common Stock Data" on page 93, is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

Item 6.   Selected Financial Data

          Selected financial data in Exhibit 13, "Salomon Inc 1995 Annual Report Financial Information," under the caption "Five-Year Summary of Selected Financial Information" on page 94, is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Management's Discussion and Analysis of Financial Condition and Results of Operations contained under the following captions in
          Exhibit 13, "Salomon Inc 1995 Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

                      Financial Highlights (page 1)

                      Overview of 1995 (on pages 12 through 14)

                      Business Unit Information (on pages 15 through 26)

                      Derivative Instruments (on pages 27 through 33)

                      Capital and Liquidity Management (on pages 34 through 43)

                      Risk Management (on pages 44 through 52)

Item 8.   Financial Statements and Supplementary Data

          The Consolidated Financial Statements of the Company and subsidiaries, together with the Summary of Options and Contractual Commitments, the Summary of Accounting Policies, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, contained in Exhibit 13, "Salomon Inc 1995 Annual Report Financial Information" on pages 54 through 91, and the information appearing under the caption "Selected Quarterly Financial Data (Unaudited)" on page 92 of such Exhibit are deemed part of this Annual Report on Form 10-K and are hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There were no changes in or disagreements with accountants reportable herein.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          (a)  Directors -

               Information concerning directors of the Registrant is contained under the caption "Election of Directors" in the Proxy Statement for the 1996 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

          (b)  Executive Officers -

               Information concerning executive officers of the Registrant is presented in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

          Information concerning executive compensation is contained under the captions "Election of Directors - Executive Compensation" and
          "Election of Directors - Board of Directors' Role, Meetings, Committees and Fees" in the Proxy Statement for the 1996 Annual
          Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information concerning security ownership of certain beneficial owners and management is contained under the caption "Election of Directors - Information as to Certain Stockholdings" in the Proxy Statement for the 1996 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          Information concerning certain relationships and related transactions is contained under the caption "Election of Directors - Certain Transactions" in the Proxy Statement for the 1996 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules

(1)  Financial Statements

The Consolidated Financial Statements of the Company and subsidiaries, together with the Summary of Options and Contractual Commitments, Summary of Accounting Policies, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, dated February 6, 1996, are contained in
Exhibit 13, "Salomon Inc 1995 Annual Report Financial Information," and are hereby incorporated herein by reference.

(2)  Schedules

(Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.)

(3)       Exhibits

3.a Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3 to Quarterly Reports on Form 10-Q for the quarters ended June 30, 1987 and June 30, 1986, Exhibit 4(a) to Registration Statement Number 2-84733 on Form S-3 filed June 30, 1983,
          Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1987, Exhibit A to Exhibit 1 to Registration Statement on Form 8-A filed February 11, 1988, Exhibit 3 to Current Report on Form 8-K dated June 13, 1991, Exhibit 4(a) to Current Report on Form 8-K dated February 22, 1993, and Exhibit 4(a) to Current Report on Form 8-K dated February 12, 1996)

3.b By-laws of the Company, as amended February 26, 1995 (incorporated by reference to Exhibit 3.b to Annual Report on Form 10-K for the year ended December 31, 1994)

4.a       Certificate of Incorporation of the Company. See Exhibit 3(a) above.

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

12.b* Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

13* Salomon Inc 1995 Annual Report Financial Information (furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Report except for those portions which are expressly incorporated by reference)

21*       Subsidiaries of the Registrant

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



*         Filed herewith

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated January 23, 1996, reporting under Item 5 ("Other Events:") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits").


         The Company filed a Current Report on Form 8-K dated February 1, 1996, reporting under Item 5 ("Other Events:") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits").


         The Company filed a Current Report on Form 8-K dated February 12, 1996, reporting under Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits").

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.

         SALOMON INC                               By /s/ Arnold S. Olshin
- -------------------------------                --------------------------------
         (Registrant)                                    (Secretary)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert E. Denham               Chief Executive Officer         March 29, 1996
                                 and Director

Jerome H. Bailey               Chief Financial Officer         March 29, 1996

Richard J. Carbone             Chief Accounting Officer        March 29, 1996

Dwayne O. Andreas*             Director                        March 29, 1996

Warren E. Buffett*             Director                        March 29, 1996

Claire M. Fagin*               Director                        March 29, 1996

John L. Haseltine*             Director                        March 29, 1996

Gedale B. Horowitz*            Director                        March 29, 1996

Deryck C. Maughan*             Director                        March 29, 1996

David O. Maxwell*              Director                        March 29, 1996

William F. May*                Director                        March 29, 1996

Charles T. Munger*             Director                        March 29, 1996

Shigeru Myojin*                Director                        March 29, 1996

Louis A. Simpson*              Director                        March 29, 1996

Robert G. Zeller*              Director                        March 29, 1996

*The undersigned, by signing his or her name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director, on the 29th day of March, 1996.

                                                By /s/ Arnold S. Olshin
                                       -----------------------------------------
                                                   (Attorney-In-Fact)

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

    13             Salomon Inc 1995 Annual Report Financial Information

    21             Subsidiaries of the Registrant

    23             Consent of Independent Public Accountants

    24             Powers of Attorney

    27             Financial Data Schedule