Form 10-Q
period 1996-03-31
SALOMON INC
filed 1996-05-15
CIK 200245

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

[X] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
    Exchange Act of 1934 for the  quarterly  period ended March 31, 1996
                                     or

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


                                   Yes X      No


                  Number of shares of common stock outstanding
                        at April 30, 1996: 105,188,905


                                   Salomon Inc
                                    Form 10-Q

Part I   FINANCIAL INFORMATION                                          Page No.
Item 1.   Financial Statements (unaudited):

          Consolidated Statement of Income -
             Three months ended March 31, 1996 and 1995                         3

          Condensed Consolidated Statement of Financial Condition -
             March 31, 1996 and December 31, 1995                               4-5

          Summary of Options and Contractual Commitments -
             March 31, 1996 and December 31, 1995                               6

          Consolidated Statement of Cash Flows -
             Three months ended March 31, 1996 and 1995                         7

          Notes to Unaudited Condensed Consolidated Financial Statements        8-10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                             11-17


PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     18

Item 6.   Exhibits and Reports on Form 8-K                                      19


SIGNATURES                                                                      20

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
Dollars in millions, except per share amounts
Three months ended March 31,                                               1996      1995
Revenues:

   Interest and dividends                                             $   1,573   $  1,608
   Principal transactions                                                   651        370
   Investment banking                                                       181         22
   Commissions                                                               90         89
   Other                                                                    (27)       (21)

    Total revenues                                                        2,468      2,068
    Interest expense                                                      1,275      1,325

 Revenues, net of interest expense                                        1,193        743

Noninterest expenses:
   Compensation and employee-related                                        556        431
   Technology                                                                55         64
   Professional services and business development                            44         45
   Occupancy                                                                 43         41
   Clearing and exchange fees                                                17         16
   Other                                                                     17         12

Total noninterest expenses                                                  732        609

Income before income taxes                                                  461        134
Income tax expense                                                          185         53

Net income                                                            $     276   $     81

Earnings available for fully diluted earnings
     per common share                                                 $     270   $     63

Per common share:
Primary earnings                                                      $    2.44   $   0.59
Fully diluted earnings*                                                    2.21       0.59
Cash dividends                                                             0.16       0.16

Weighted average shares of common stock outstanding (in thousands):
For primary earnings per share                                          106,600    106,300
For fully diluted earnings per share                                    121,800    106,700

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.

* Assumes conversion of redeemable preferred stock unless such assumption results in higher earnings per share than determined under the primary method.


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)

Dollars in millions
ASSETS                                                                              March 31, 1996         December 31, 1995

Cash and interest bearing equivalents                                                      $   2,163                $  1,454

Financial instruments and contractual commitments:
     Government and government agency securities - U.S.                         $  41,643               $  45,121
     Government and government agency securities - non-U.S.                        34,931                  39,843
     Corporate debt securities                                                     10,104                  11,150
     Options and contractual commitments                                            5,801                   6,713
     Equity securities                                                              5,564                   3,915
     Mortgage loans and collateralized mortgage securities                          1,831                   1,959
     Other                                                                          2,656                   2,248

                                                                                             102,530                  110,949

Commodities-related products and instruments:
     Crude oil, refined products and other
        physical commodities                                                        1,128                   1,223
     Options and contractual commitments                                              463                     372

                                                                                               1,591                    1,595

Collateralized short-term financing agreements:
     Securities purchased under agreements to resell                               56,857                  48,422
     Securities borrowed and other                                                 11,947                  16,993

                                                                                              68,804                   65,415

Receivables                                                                                    5,861                    4,472

Assets securing collateralized mortgage obligations                                            2,270                    2,431

Property, plant and equipment, net                                                             1,339                    1,343

Other assets, including intangibles                                                              783                      769

     Total assets                                                                          $ 185,341                $ 188,428

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)

Dollars in millions
LIABILITIES AND STOCKHOLDERS' EQUITY                                               March 31, 1996       December 31, 1995

Short-term borrowings:
     Securities sold under agreements to repurchase                             $ 75,742             $ 91,813
     Bank borrowings                                                               3,427                3,856
     Deposit liabilities                                                           1,101                1,347
     Securities loaned                                                             1,036                1,040
     Commercial paper                                                                706                  797
     Other                                                                         1,017                2,304

                                                                                          $  83,029             $ 101,157

Financial and  commodities-related  instruments  sold,  not yet  purchased, and contractual commitments:
     Government and government agency securities - U.S.                           38,522               21,132
     Government and government agency securities - non-U.S.                       20,444               21,994
     Financial options and contractual commitments                                 7,477                8,858
     Equity securities                                                             4,668                3,489
     Corporate debt securities and other                                           1,269                1,448
     Commodities, including options and
          contractual commitments                                                    569                  607

                                                                                             72,949                57,528

Payables and accrued liabilities                                                              8,932                 9,658
Collateralized mortgage obligations                                                           2,173                 2,337
Term debt                                                                                    13,075                13,045

     Total liabilities                                                                      180,158               183,725

Commitments and contingencies (Note 2)
Redeemable preferred stock, Series A                                                            560                   560

Stockholders' equity:
     Preferred stock, Series C, D and E                                              562                   312
     Common stock                                                                    156                   156
     Additional paid-in capital                                                      289                   296
     Retained earnings                                                             5,244                 5,001
     Cumulative translation adjustments                                                6                    13
     Common stock held in treasury, at cost                                       (1,634)               (1,635)

           Total stockholders' equity                                                         4,623                 4,143

     Total liabilities and stockholders' equity                                           $ 185,341             $ 188,428

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.


SALOMON INC AND SUBSIDIARIES
SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
(UNAUDITED)
                                                              March 31, 1996                             December 31, 1995
                                                                       Current Market or                        Current  Market or
                                                       Notional        Fair Market Value          Notional      Fair Market Value
Dollars in billions                                     Amounts        Assets   Liabilities       Amounts     Assets     Liabilities
Exchange-issued products:

  Financial futures contracts*                             $  573.1       $   -        $   -      $   570.5      $   -        $   -
  Other exchange-issued products:
    Equity contracts                                            7.8          .1           .2           16.8         .5           .3
    Fixed income contracts                                     51.4           -            -           44.5         .2            -
    Foreign exchange contracts                                   .1           -            -              -          -            -
    Commodities-related contracts                               6.4           -            -            4.3          -            -

Total exchange-issued products                                638.8          .1           .2          636.1         .7           .3
Over-the-counter ("OTC") swaps, swap options,
caps and floors:
  Swaps                                                       646.1                                   555.5
  Swap options written                                          7.0                                     5.2
  Swap options purchased                                       21.9                                    20.4
  Caps and floors                                              98.8                                   100.8

Total  OTC swaps, swap options, caps and floors **            773.8         3.4          5.2          681.9        4.3          6.5
OTC foreign exchange contracts and options:
  Forward currency contracts**                                 75.4          .4           .3           57.4         .3           .4
  Options written                                              18.5           -           .4           21.0          -           .6
  Options purchased                                            18.2          .2            -           20.2         .3            -

Total OTC foreign exchange contracts and options              112.1          .6           .7           98.6         .6          1.0

Other options and contractual commitments:
  Options and warrants on equities and equity indices***       40.0         1.4          1.0           24.0        1.0           .6
  Options and forward contracts on fixed income
  securities***                                               274.6          .3           .4          196.6         .1           .5
  Commodities-related contracts****                            30.1          .5           .3           21.8         .4           .3
Total                                                      $1,869.4       $ 6.3        $ 7.8       $1,659.0      $ 7.1        $ 9.2

* Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the Consolidated Statement of Financial Condition.
** Notional values of swap agreements and forward currency contracts related to non-trading activities were $12.6 billion and $1.4 billion at March 31, 1996 and $12.8 billion and $1.9 billion at December 31, 1995, respectively. *** The fair market value of such instruments recorded as assets includes approximately $.5 billion at March 31, 1996 and $.4 billion at December 31, 1995 respectively, of over-the-counter instruments primarily with investment grade counterparties. The remainder consists primarily of highly liquid instruments actively traded on organized exchanges.
**** The substantial majority of these over-the-counter contracts are with investment grade counterparties.

                                     CREDIT EXPOSURE, NET OF COLLATERAL ON OTC SWAPS, SWAP OPTIONS,
                                   CAPS AND FLOORS AND OTC FOREIGN EXCHANGE CONTRACTS AND OPTIONS, BY RISK CLASS*
Note:  Amounts  represent current exposure and do not include potential credit exposure that may result from factors that influence market risk.
                                                                                                                    Transactions
                                                                                                                       with over
Dollars in billions                                            All Transactions                                       3 years to
                                                                                                                       maturity
                             Other Major
                             Derivatives             Financial     Governments/                         Year-to-Date
March  31, 1996                Dealers   Corporates  Institutions  Supranationals   Other       Total      Average         Total
Swaps, swap options,
caps and floors:
  Risk classes 1 and 2          $ .4      $   -      $ .6          $  .1            $  -        $1.1         $1.3         $ .7
  Risk class 3                    .4         .3        .1              -               -          .8           .9           .4
  Risk classes 4 and 5            .1         .5        .2              -              .1          .9           .9           .4
  Risk classes 6, 7 and 8          -         .1         -              -               -          .1           .1           .1
                                $ .9      $  .9      $ .9          $  .1            $ .1        $2.9         $3.2         $1.6

Foreign exchange
contracts and options:
  Risk classes 1 and 2          $ .2      $   -      $  -          $  .1            $  -       $  .3         $ .4         $  -
  Risk class 3                    .2          -         -              -               -          .2           .3            -
  Risk classes 4 and 5             -         .1         -              -               -          .1           .1            -
                                $ .4      $  .1      $  -          $  .1            $  -       $  .6         $ .8         $  -

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

SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
Dollars in millions

Three months ended March 31,                                                          1996                 1995
Cash flows from operating activities:
Net income adjusted for noncash items -
   Net income                                                                   $      276            $      81
   Depreciation, amortization and other                                                 44                   21
   Cash items included in net income                                                   320                  102
 Net(increase)decrease in operating assets -
   Financial instruments and contractual commitments                                 8,419                1,226
   Commodities-related products and instruments                                          4                 (385)
   Collateralized short-term financing agreements                                   (3,389)               4,941
   Receivables                                                                      (1,432)                  33
   Other                                                                               (70)                 174
Net increase in operating assets                                                     3,532                5,989
Increase (decrease) in operating liabilities -
   Short-term borrowings                                                           (18,128)              11,728
   Financial and commodities-related instruments sold,
      not yet purchased, and contractual commitments                                15,421              (18,672)
   Payables and accrued liabilities                                                   (756)                (596)
Net decrease in operating liabilities                                               (3,463)              (7,540)
Net cash provided by (used in) operating activities                                    389               (1,449)
Cash flows from financing activities:
   Proceeds from -
      Issuance of term debt                                                          1,271                1,313
      Issuance of preferred stock, Series E                                            250                    -
      Employee stock purchase and option plans                                           -                    6
   Total cash proceeds from financing activities                                     1,521                1,319

   Payments for -
      Term debt maturities and repurchases                                           1,132                1,740
      Collateralized mortgage obligations                                              134                  134
      Dividends on common stock                                                         17                   18
      Dividends on preferred stock*                                                     16                   18
   Total cash payments for financing activities                                      1,299                1,910
Net cash provided by (used in) financing activities                                    222                 (591)
Cash flows from investing activities:
   Proceeds from -
      Assets securing collateralized mortgage obligations                              128                  159
   Total cash proceeds from investing activities                                       128                  159
   Payments for -
      Property, plant and equipment                                                     30                   78
   Total cash payments for investing activities                                         30                   78
Net cash provided by investing activities                                               98                   81
Net increase (decrease) in cash and interest bearing equivalents                       709               (1,959)
Cash and interest bearing equivalents at January 1,                                  1,454                3,539
Cash and interest bearing equivalents at March 31,                              $    2,163            $   1,580

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.

* For the three  months  ended March 31, 1996 and 1995,  dividends  on preferred
  stock  were  reduced  by  the  aftertax   impact  ($6  million  and
  $4 million respectively) of interest rate swaps that effectively convert the Company's fixed-rate obligations to variable-rate obligations.

                               Salomon Inc and Subsidiaries
             Notes to Unaudited Condensed Consolidated Financial Statements
                                    March 31, 1996

1.       Basis of Presentation

         The Unaudited Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the U.S. and prevailing industry practice, both of which require the use of management's best judgment and estimates. They include all normal recurring adjustments necessary for a fair presentation of financial condition, results of operations and cash flows. Estimates, including the fair market value of financial instruments, may vary from actual results. The Unaudited Condensed Consolidated Financial Statements include the accounts of Salomon Inc and all majority-owned subsidiaries (collectively, the "Company"). The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.       Legal Proceedings

         Outstanding legal matters are discussed in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Management of the Company, after consultation with outside legal counsel, believes that the ultimate resolution of legal proceedings and environmental matters (taking into consideration applicable reserves) will not have a material adverse effect on the Company's financial condition; however, there could be a material impact on operating results in future periods depending in part on the results for such periods. Additional information on legal proceedings is included in "Item 1 Legal Proceedings."

3.       Net Capital

         Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's principal regulated subsidiaries are discussed below.

         Salomon Brothers Inc ("SBI") is registered as a broker-dealer with the U.S. Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at March 31, 1996, SBI's net capital was $1,281 million, $1,219 million in excess of regulatory requirements.

         Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures Authority ("SFA") in accordance with the Financial Services Act 1986. The SFA requires SBIL to have available at all times financial resources, as defined, sufficient to demonstrate continuing compliance with its rules. At March 31, 1996, SBIL's financial resources were $637 million in excess of regulatory requirements.

         Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers AG ("SBAG") are also subject to requirements to maintain specified levels of net capital or its equivalent. At March 31, 1996, SBAL's net capital was $257 million above the minimum required by Japan's Ministry of Finance. SBAG's net capital was $148 million above the minimum required by Germany's Banking Supervisory Authority.

         In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco") must maintain minimum levels of capital in accordance with agreements with its rating agencies. At March 31, 1996, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

4.       Business Unit Revenues

         Global investment banking and securities activities are conducted by Salomon Brothers Holding Company Inc and its subsidiaries ("Salomon Brothers"). Commodities trading activities are conducted by Phibro Inc. and its subsidiaries ("Phibro"). Oil refining and marketing activities are conducted by Basis Petroleum, Inc. ("Basis Petroleum" or "Basis"). The results of The Mortgage Corporation Limited and its affiliates ("TMC"), are included in "Corporate and Other," as are the results of Phibro Energy Production, Inc. ("PEPI"), an investor in the White Nights Limited Liability Company ("White Nights") a Russian-American oil production venture located in Western Siberia.

         The accompanying Management's Discussion and Analysis section includes a discussion of the operating results of the Company's respective business units. Business unit results reflect the allocation of Salomon Inc corporate-level expenses incurred for the benefit of the business unit. Corporate-level expenses that cannot be directly associated with the Company's business units are included in "Corporate and Other."


Revenues by Business Unit
The following tables present revenues, net of interest expense, by business unit for the three months ended March 31, 1996 and 1995.

Three Months Ended March 31, 1996
                                                         Principal
                                                      Transactions
                                                             & Net
                                                      Interest and      Investment
(Dollars in millions)                                    Dividends         Banking       Commissions       Other        Total
Salomon Brothers:

  Fixed income sales and trading                       $    727         $      -        $   5             $  -         $   732
  Equity sales and trading                                  (21)               -           85                -              64
  Global investment banking                                   -              181            -                -             181
  Asset management                                            1                -            -               11              12
Salomon Brothers' revenues, net of
     interest expense                                       707              181           90               11             989
Phibro                                                      235                -            -                -             235
Basis Petroleum                                              (7)               -            -              (38)            (45)
Corporate and Other                                          14                -            -                -              14
Salomon Inc revenues, net of interest expense          $    949         $    181        $  90             $(27)        $ 1,193

Three Months Ended March 31, 1995
                                                         Principal
                                                      Transactions
                                                             & Net
                                                      Interest and      Investment
(Dollars in millions)                                    Dividends         Banking      Commissions       Other          Total
Salomon Brothers:
  Fixed income sales and trading                      $     382        $       -       $    16           $  -         $   398
  Equity sales and trading                                   82                -            70              -             152
  Global investment banking                                   -               22             -              -              22
  Asset management                                           (2)               -             -             11               9
  Other                                                       4                -             2              -               6
Salomon Brothers' revenues, net of
     interst expense                                        466               22            88             11             587
Phibro                                                      183                -             -              1             184
Basis Petroleum                                              (6)               -             -            (34)            (40)
Corporate and Other                                          10                -             1              1              12
Salomon Inc revenues, net of interest expense         $     653        $      22       $    89           $(21)        $   743


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

SUMMARY OF CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share amounts                             Three months
Period ended March 31,                                                     1996          1995

Income (loss) before taxes:
   Salomon Brothers                                                  $      368     $      60
   Phibro                                                                   145           123
   Basis Petroleum                                                          (55)          (51)
   Corporate and Other                                                        3             2
Income before income taxes                                                  461           134
Income tax expense                                                          185            53
Net income                                                           $      276     $      81
Per common share:
Primary earnings                                                     $     2.44     $    0.59
Fully diluted earnings*                                                    2.21          0.59
Cash dividends                                                             0.16          0.16
Book value at period-end                                                  37.98         33.22
Annualized return on average common stockholders' equity:
Primary                                                                    26.4%          7.1%
Fully diluted*                                                             24.0           7.1

* Assumes conversion of redeemable preferred stock unless such assumption results in higher earnings per share or return on equity than determined under the primary method.


Salomon Inc recorded net income of $276 million, or $2.21 per common share on a fully diluted basis, for the first quarter of 1996, representing the third most profitable quarter in its history. In the first quarter of 1995, Salomon Inc recorded net income of $81 million, or $.59 per common share.

The Company's businesses are diverse. Salomon Brothers' results are not closely correlated with the results of Phibro's commodities trading business or Basis' oil refining and marketing business. Consequently, it is not unusual for certain of the Company's businesses to generate positive results during difficult periods for other businesses.

Corporate and Other includes certain Salomon Inc corporate-level expenses that cannot be attributed to any of the Company's businesses; the results of TMC, which services residential mortgages in the United Kingdom; and the results of PEPI, whose primary asset is its investment in White Nights. As previously reported, the Company is exploring alternatives regarding the disposition of TMC; such disposition is not expected to have a material effect on the Company's financial condition.


Salomon Brothers
Results of Operations
Dollars in millions
                                                             Three months      Percent
Period ended March 31,                                      1996      1995     Change
Revenues:
   Global investment banking:

       Advisory                                            $ 60      $ 52        15 %
       Equity underwriting                                   53         -       n/m
       Debt underwriting                                     68       (30)      n/m

   Total global investment banking                          181        22       723
   Fixed income sales and trading                           732       398        84
   Equity sales and trading                                  64       152       (58)
   Asset management                                          12         9        33
   Other                                                      -         6       n/m

Total revenues, net of interest expense                    $989      $587        68 %
Income before income taxes                                 $368      $ 60       513 %

Salomon Brothers, the Company's global investment banking and securities business, recorded pretax income of $368 million in the first quarter of 1996, compared with $60 million in the first quarter of 1995. Fixed income sales and trading net revenues (total revenues less interest expense) in the first quarter increased to $732 million from $398 million in the first quarter of 1995, reflecting excellent results from trading for Salomon Brothers' own account and a strong performance in customer sales and trading. Equity sales and trading net revenues were $64 million for the quarter, down from $152 million in the first quarter of 1995. The decline was attributable to losses on long-term equity arbitrage positions which offset a solid performance in customer sales and trading. Global investment banking revenues were $181 million for the quarter, compared with $22 million in the first quarter of 1995. First quarter revenues were 53% above the 1995 quarterly average of $118 million. This improvement reflects significant increases in both debt and equity underwriting. For the second consecutive quarter, Salomon Brothers ranked second in U.S. public new issues. First quarter 1995 debt and equity underwriting revenues were adversely impacted by pretax losses of $55 million and $13 million, respectively, on Latin American securities positions.


Noninterest Expenses
Dollars in millions
                                                            Three months        Percent
Period ended March 31,                                      1996       1995     Change

Compensation and employee-related expenses                $  463     $ 366       27  %

Compensation expense ratio*                                   56 %      86 %

Non-compensation expenses:
    Technology                                            $   51     $  60      (15) %
    Occupancy                                                 42        39        8
    Professional services and business development            36        38       (5)
    Clearing and exchange fees                                17        15       13
    Other                                                     12         9       33
Total non-compensation expenses                           $  158     $ 161       (2) %

Non-compensation expense ratio**                              16 %      27 %

*Compensation and employee-related expenses as a percentage of earnings before income taxes, compensation and employee-related expenses.
**Non-compensation expenses as a percentage of revenues, net of interest expense.

Compensation and employee-related expenses, the largest component of noninterest expense, were $463 million in the first quarter of 1996, up from $366 million in the first quarter of 1995, reflecting the improvement in Salomon Brothers' earnings. Non-compensation expenses, in the aggregate, were $158 million in the first quarter of 1996, 2% lower than the first quarter of 1995.

Phibro
Condensed Statement of Income
Dollars in millions
                                                            Three months        Percent
Period ended March 31,                                     1996       1995      Change
Revenues, net of interest expense                         $ 235      $ 184       28  %

Compensation and employee-related expenses                   82         52       58
Other general and administrative expenses                     8          9      (11)
Total noninterest expenses                                   90         61       48
Income before income taxes                                $ 145      $ 123       18  %

Compensation expense ratio *                                 36 %       30 %
Non-compensation expense ratio**                              3          5

* Compensation and employee-related expenses as a percentage of earnings before income taxes, compensation and employee-related expenses.
**Other general and administrative expenses as a percentage of revenues, net of interest expense.

Phibro takes positions in commodities on a longer term basis while also engaging in counterparty flow business on a short-term basis. Phibro's operating results are subject to a high degree of quarterly volatility due to the predominance of positions and strategies that have expected time horizons extending across quarters. Thus, results are better evaluated over the longer term. Phibro recorded pretax income of $145 million in the first quarter of 1996, up from $123 million in the first quarter of 1995. The increase in compensation and employee-related expenses in the first quarter of 1996 reflects Phibro's improved operating results.


Basis Petroleum
Condensed Statement of Income
Dollars in millions

                                                            Three months        Percent
Period ended March 31,                                      1996       1995     Change
Sales                                                     $2,109     $2,175      (3) %
Cost of sales                                              2,147      2,208      (3)
Operating loss                                               (38)       (33)    (15)
Net interest and other                                        (7)        (7)      0
Operating loss,  net of interest and other                   (45)       (40)    (13)
Compensation and employee-related expenses                     6          7     (14)
Other expenses                                                 4          4       0
Total noninterest expenses                                    10         11      (9)
Loss before income taxes                                  $  (55)    $  (51)     (8) %

Basis, the Company's oil refining and marketing business, recorded a pretax loss of $55 million in the first quarter of 1996, compared with a pretax loss of $51 million in the first quarter of 1995. Results for the first quarter of 1996 were adversely affected by continued weak refining margins. Higher refinery operating costs related to the commissioning of the Residfiner/ROSE complex, a collapse in propylene prices and the high cost of hedging in a steeply backwardated crude oil market also contributed to the poor first quarter.

At March 31, 1996, the Company's total investment in Basis was $1.1 billion, comprised of $131 million of working capital advances, $525 million of intercompany subordinated debt and $403 million in equity.


SALOMON INC
Capital and Liquidity Management

Dollars in millions
                                                     March 31,      December 31,        September 30,      June 30,      March 31,

Quarter ended                                          1996            1995                 1995             1995           1995
Average Weekly Balance Sheet Information:

Government and agency securities - U.S.           $     44,470   $        41,446   $        33,871    $     32,904   $      31,743
Government and agency securities - non-U.S.             35,001            34,466            33,202          38,749          32,896
Financial options and contractual commitments            6,230             5,731             5,988           6,919           7,857
Other financial instruments owned                       19,206            20,421            18,500          19,014          19,212
Total financial instrument inventories                 104,907           102,064            91,561          97,586          91,708

Collateralized short-term financing agreements          73,692            68,567            56,817          61,163          63,779
Other assets                                            12,472            13,002            14,122          17,260          16,737
Average total assets                              $    191,071   $       183,633   $       162,500    $    176,009   $     172,224
Period-end total assets                           $    185,341   $       188,428   $       162,586    $    163,693   $     164,956
Period-end net assets*                            $    112,104   $       119,128   $        99,816    $    106,644   $     104,421
Average net assets*                               $    113,195   $       110,748   $       101,042    $    109,494   $     102,459
Average net assets, excluding
  government securities*                          $     33,724   $        34,836   $        33,969    $     37,841   $      37,820
Long-term capital at period-end                   $     15,685   $        15,433   $        16,112    $     16,715   $      17,237
Ratios at period-end:**
Working capital coverage                                  1.10              1.10              1.24            1.22            1.17
Total capital basis double leverage                       0.88              0.98              0.88            0.91            0.85
Equity capital basis double leverage                      0.98              1.19              1.18            1.24            1.19
Average net assets to total equity*                         22                24                22              24              22
Average net assets, excluding
  government securities, to total equity*                    7                 7                 7               8               8
Common shares outstanding (in millions)                  106.5             106.4             106.4           106.2           106.1

*Net assets are total assets less collateralized short-term financing agreements, cash and interest-bearing equivalents and assets securing collateralized mortgage obligations.
**For equity-based ratios, total equity includes the Company's common equity, perpetual preferred stock and redeemable preferred stock.

Average assets for the first quarter of 1996 were $191 billion, compared with $184 billion in the fourth quarter of 1995. This increase was primarily the result of an increase in matched book activity and a higher level of U.S. government and agency securities. Due to the nature of the Company's trading and funding activities, including its matched-book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

The Company's long-term capital includes common equity, redeemable preferred stock, perpetual preferred stock, unsecured obligations and long-term deferred taxes. Long-term capital includes all amounts maturing beyond one year and a portion of amounts maturing between six months and one year (weighted by maturity), and excludes all amounts scheduled to mature within six months.

Long-term capital increased from $15.4 billion at December 31, 1995 to $15.7 billion at March 31, 1996. The equity component of long-term capital benefited from the high level of earnings during the quarter and was further augmented by the issuance on February 13, 1996 of $250 million of 8.40% Cumulative Preferred Stock, Series E, redeemable at the Company's option any time after March 31, 2001. The fixed dividend requirement on the Series E preferred has been converted to a variable rate obligation through an interest rate swap agreement. The Company also issued $1.3 billion of term debt during the quarter. The perpetual preferred and term debt issuances were approximately equivalent to the roll off of long-term capital during the quarter. With respect to capital management, among the Company's stated objectives has been to reduce, over time, its equity capital basis double leverage ratio to a level that approximates 1.0. This ratio is computed by dividing the equity of the Company's operating units by the sum of the Company's common equity and perpetual and redeemable preferred stock. During the first quarter, the Company reduced its equity capital basis double leverage ratio to 0.98, from 1.19 at year end 1995.

As of April 30, 1996 the Company's credit ratings were as follows:

                            Duff &
                            Phelps        Fitch         IBCA          Moody's       S&P
Long-term debt                 A-          BBB+         A-            Baa1          BBB
Commercial paper               D-1         F-2          A1            P-2           A2


Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $2.5 billion at March 31, 1996, compared with $2.3 billion at December 31, 1995. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high-yield securities exclude the collateralized portion of "Brady Bonds," but include such securities to the extent they are not collateralized. Unrated securities with market yields comparable to entities rated below "triple B-" are also included in high-yield securities. The largest single high-yield exposure was $74 million at March 31, 1996.

Book value per share increased to $37.98 at March 31, 1996, from $35.84 at December 31, 1995. There were no repurchases of the Company's shares for treasury during the first quarter of 1996. At March 31, 1996, remaining shares authorized for repurchase totaled approximately 9.8 million shares.

In April, a partial restructuring of the Company's Equity Partnership Plan resulted in an early distribution of 3.3 million shares held by the plan trustee to certain employees in the United Kingdom. Approximately 1.3 million of those shares were repurchased by the Company as treasury stock, for slightly less than $50 million, to enable the employees to satisfy their resulting tax obligations. The remaining 2 million shares are subject to the same restrictions on transferability that existed prior to the distribution.

SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                        Three Months Ended
                                                             March 31,      December 31,   September 30,   June 30,       March 31,
Dollars in millions, except per share amounts                  1996            1995             1995          1995           1995
For the quarter:
Revenues:

     Principal transactions, including net interest
          and dividends                                    $       949       $    578       $    947      $    139       $    653
     Investment banking                                            181            168            128           154             22
     Commissions and other                                          63             80            106           108             68
Revenues, net of interest expense                                1,193            826          1,181           401            743
Noninterest expenses:
     Compensation and employee-related                             556            425            557           324            431
     Other noninterest expenses                                    176            167            185           176            178
Total noninterest expenses                                         732            592            742           500            609
Income (loss) before income taxes                                  461            234            439           (99)           134
Income tax expense (benefit)                                       185             66            171           (39)            53
Net income (loss)                                          $       276       $    168       $    268      $    (60)      $     81
Annualized return on average common stockholders' equity:
       Primary                                                    26.4%          16.4%          28.0%         (8.8)%          7.1%
       Fully diluted*                                             24.0%          15.1%          24.6%         (8.8)%          7.1%
Income (loss) before taxes:
     Salomon Brothers                                      $       368       $    207       $    381      $     56       $     60
     Phibro                                                        145             56             68          (162)           123
     Basis Petroleum                                               (55)           (32)            (9)            1            (51)
     Corporate and Other                                             3              3             (1)            6              2
Total income (loss) before taxes                           $       461       $    234       $    439      $    (99)      $    134
Per common share:
     Primary earnings (loss)                               $      2.44       $   1.42       $   2.36      $  (0.73)      $   0.59
     Fully diluted earnings (loss)*                               2.21           1.32           2.10         (0.73)          0.59
     Cash dividends                                               0.16           0.16           0.16          0.16           0.16
     High market price                                          39 1/4         40 5/8         41 1/8        43 1/4         40 1/8
     Low market price                                           34 7/8         33 7/8         34 3/4        33 1/4         32 1/4
     Ending market price                                        37 1/2         35 3/8         38 1/2        40 1/8         33 7/8
     Book value at period-end                                    37.98          35.84          34.49         32.38          33.22

* Assumes conversion of redeemable preferred stock outstanding unless such assumption results in higher returns on equity or earnings per share than determined under the primary method.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         On April 16, 1996, Salomon Brothers Inc and Golder, Thoma, Cressey Fund III Limited Partnership settled all claims and counterclaims arising out of a lawsuit brought by Golder, Thoma in the Circuit Court of Cook County Illinois against Salomon Brothers Inc. The lawsuit involved SBI's performance in providing financial services for the proposed acquisition by Golder, Thoma of Health Care and Retirement Corporation of America in 1991. The settlement of this case had no material impact on the Company's consolidated financial position.

         On May 3, 1996, the United States District Court in Colorado denied the motion of the City and County of Denver, in Denver's lawsuit with the United States Environmental Protection Agency, for a Stay of Judgment and Suspension of Injunction Pending Appeal, thus permitting the Company's subsidiary, The S.W. Shattuck Chemical Co., Inc., to continue remediation activities at the Bannock Street Superfund site.

         On April 2, 1996, the United States District Court for the Northern District of Oklahoma rendered its decision, subject to the issuance of a final order, in the suit between the Company, Fluor Corporation, St. Joe Minerals Company and Zinc Corporation of America as plaintiffs and Cyprus Amax Minerals Company ("Cyprus") as defendant. The Court allocated past and future response costs at the National Zinc site in Bartlesville, Oklahoma 70% to plaintiffs and 30% to Cyprus, except for response costs relating to certain residue piles stored on the smelter facility at the National Zinc site which the Court allocated 100% to plaintiffs. On April 24, 1996, the Oklahoma Department of Environmental Quality ("ODEQ") issued its proposed plan for remedial action at Operable Unit 2, relating to ecologically sensitive areas at the National Zinc site surrounding the smelter facility. The proposed plan, which is subject to a public comment period and the issuance of a Record of Decision, sets forth ODEQ's preferred remedial alternative which is estimated to cost approximately $2.8 million. The Company's future costs related to remediation of the National Zinc site cannot yet be determined, because the timing, nature and extent of the remediation of the smelter facility are still under study, and ODEQ has not yet made its final decision as to the remedy for Operable Unit 2.

         On April 18, 1996, the United States Court of Appeals for the Fifth Circuit reversed the judgment of the United States District Court for the Southern District of Texas in which the lower court had dismissed the lawsuit brought by Friends of the Earth, Inc., under Section 505 of the Federal Water Pollution Control Act, against Phibro Energy USA, Inc. (now known as Basis Petroleum, Inc. ("Basis")). The Court of Appeals remanded the suit to the District Court for further discovery. Basis' liability, if any, with respect to the claim alleged in the lawsuit cannot be determined at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         12.a     Calculation of ratio of earnings to fixed charges*

         12.b Calculation of ratio of earnings to combined fixed charges and preferred dividends*

         27       Financial Data Schedule*

         *filed herewith


(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated April 23, 1996, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Salomon Inc
                                                      (Registrant)



Date     May 15, 1996                              /s/ Richard Carbone
                                                       Controller and Chief
                                                       Accounting Officer



Date     May 15, 1996                              /s/ Arnold S. Olshin
                                                       Secretary

                               Form 10-Q Exhibit Index

The following exhibits are filed herewith:


Exhibit Number

         12.a          Calculation of ratio of earnings to fixed charges

         12.b          Calculation of ratio of earnings to combined fixed
                              charges and preferred dividends

         27            Financial Data Schedule