Form 10-Q
period 1996-06-30
SALOMON INC
filed 1996-08-13
CIK 200245

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

                                    or

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


       Registrant's telephone,number, including area code: (212) 783-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X   No


                    Number of shares of common stock outstanding
                           at July 31, 1996: 105,207,572



                                Salomon Inc
                                 Form 10-Q

PART I   FINANCIAL INFORMATION                                       Page No.

Item 1.  Financial Statements (unaudited):

         Consolidated Statement of Income -
           Three and Six months ended June 30, 1996 and 1995              3

         Condensed Consolidated Statement of Financial Condition -
           June 30, 1996 and December 31, 1995                            4-5

         Summary of Options and Contractual Commitments -
           June 30, 1996 and December 31, 1995                            6

         Consolidated Statement of Cashflows -
           Six months ended June 30, 1996 and 1995                        7

         Notes to Unaudited Condensed Consolidated Financial Statements   8-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12-18


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 6.  Exhibits and Reports on Form 8-K                                19-20

SIGNATURES                                                               21

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
Dollars in millions, except per share amounts                             Three months                   Six months
- ---------------------------------------------------------------------------------------------------------------------------
Period ended June 30,                                                 1996            1995            1996            1995
- ---------------------------------------------------------------------------------------------------------------------------
Revenues:
   Interest and dividends                                      $     1,436      $    1,944     $     3,009      $    3,552
   Principal transactions                                              584            (252)          1,235             118
   Investment banking                                                  251             154             432             176
   Commissions                                                          75              81             165             170
   Other                                                                16              27             (11)              6
- ---------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                   2,362           1,954           4,830           4,022
    Interest expense                                                 1,143           1,553           2,418           2,878
- ---------------------------------------------------------------------------------------------------------------------------
 Revenues, net of interest expense                                   1,219             401           2,412           1,144
- ---------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and employee-related                                   551             324           1,107             755
   Technology                                                           59              64             114             128
   Professional services and business development                       51              35              95              80
   Occupancy                                                            44              42              87              83
   Clearing and exchange fees                                           18              17              35              33
   Other                                                                12              18              29              30
- ---------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                             735             500           1,467           1,109
- ---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                      484             (99)            945              35
Income tax expense (benefit)                                           193             (39)            378              14
- ---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $       291      $      (60)    $       567      $       21
===========================================================================================================================
Earnings (loss) available for fully diluted earnings
     per common share                                          $       282      $      (77)    $       552      $      (15)
===========================================================================================================================
Per common share:
Primary earnings (loss)                                        $      2.58      $    (0.73)    $      5.02      $    (0.14)
Fully diluted earnings (loss)*                                        2.34           (0.73)           4.55           (0.14)
Cash dividends                                                        0.16            0.16            0.32            0.32
===========================================================================================================================
Weighted average shares of common stock outstanding (in thousands):
For primary earnings (loss)  per share                             105,400         106,500         106,000         106,400
For fully diluted earnings (loss) per share                        120,600         106,500         121,200         106,400
===========================================================================================================================

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


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)

Dollars in millions
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                           June 30, 1996               December 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------

Cash and interest bearing equivalents                                                       $ 1,813                      $  1,454

Financial instruments and contractual commitments:
     Government and government agency securities - U.S.                    $   44,704                      $   45,121
     Government and government agency securities - non-U.S.                    28,776                          39,843
     Corporate debt securities                                                 11,688                          11,150
     Options and contractual commitments                                        4,938                           6,713
     Equity securities                                                          4,855                           3,915
     Mortgage loans and collateralized mortgage securities                      2,027                           1,959
     Other                                                                      2,539                           2,248
                                                                            ---------                       ---------
                                                                                             99,527                       110,949

Commodities-related products and instruments:
     Crude oil, refined products and other
        physical commodities                                                      945                           1,223
     Options and contractual commitments                                          358                             372
                                                                            ---------                       ---------
                                                                                              1,303                         1,595

Collateralized short-term financing agreements:
     Securities purchased under agreements to resell                           56,011                          48,422
     Securities borrowed and other                                             15,638                          16,993
                                                                            ---------                       ---------
                                                                                             71,649                        65,415

Receivables                                                                                   4,570                         4,472

Assets securing collateralized mortgage obligations                                             515                         2,431

Property, plant and equipment, net                                                            1,347                         1,343

Other assets, including intangibles                                                             721                           769
- ------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                         $ 181,445                     $ 188,428
====================================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)


Dollars in millions
- ------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                              June 30, 1996                 December 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
     Securities sold under agreements to repurchase                          $   75,353                    $   91,813
     Bank borrowings                                                              2,206                         3,856
     Securities loaned                                                            1,052                         1,040
     Deposit liabilities                                                            937                         1,347
     Commercial paper                                                               856                           797
     Other                                                                        1,291                         2,304
                                                                              ---------                     ---------
                                                                                           $   81,695                    $ 101,157

Financial and  commodities-related  instruments  sold,  not yet  purchased,  and contractual commitments:
     Government and government agency securities - U.S.                          28,934                        21,132
     Government and government agency securities - non-U.S.                      29,583                        21,994
     Financial options and contractual commitments                                6,595                         8,858
     Equity securities                                                            4,743                         3,489
     Corporate debt securities and other                                          1,451                         1,448
     Commodities, including options and
          contractual commitments                                                   397                           607
                                                                              ---------                     ---------
                                                                                               71,703                       57,528

Payables and accrued liabilities                                                                8,655                        9,658
Collateralized mortgage obligations                                                               495                        2,337
Term debt                                                                                      13,509                       13,045
                                                                                            ----------                 -----------
     Total liabilities                                                                        176,057                      183,725
                                                                                            ----------                 -----------
Commitments and contingencies (Note 2)
Redeemable preferred stock, Series A                                                              560                          560
                                                                                            ----------                 -----------
Stockholders' equity:
     Preferred stock, Series C, D and E                                             562                          312
     Common stock                                                                   156                          156
     Additional paid-in capital                                                     289                          296
     Retained earnings                                                            5,499                        5,001
     Cumulative translation adjustments                                               4                           13
     Common stock held in treasury, at cost                                      (1,682)                      (1,635)
                                                                               --------                    ---------
           Total stockholders' equity                                                           4,828                       4,143
- -----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                           $   181,445                   $ 188,428
====================================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.



SALOMON INC AND SUBSIDIARIES
SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
(UNAUDITED)
                                                                     June 30, 1996                       December 31, 1995
                                                        -----------------------------------    -------------------------------------
                                                                      Current Market or                        Current Market or
                                                         Notional     Fair Market Value           Notional     Fair Market Value
                                                         Amounts   ------------------------       Amounts   ------------------------
Dollars in billions                                                   Assets     Liabilities                 Assets     Liabilities
- ------------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
  Financial futures contracts*                           $624.8           $ -          $ -        $ 570.5     $    -         $  -
  Other exchange-issued products:
    Equity contracts                                       14.1            .1           .2           16.8         .5           .3
    Fixed income contracts                                108.6             -            -           44.5         .2            -
    Foreign exchange contracts                               .1             -            -              -          -            -
    Commodities-related contracts                           5.3             -            -            4.3          -            -
- -----------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                            752.9            .1           .2          636.1         .7           .3
- -----------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options,
 caps and floors:
  Swaps                                                   699.8                                     555.5
  Swap options written                                      9.9                                       5.2
  Swap options purchased                                   25.8                                      20.4
  Caps and floors                                         113.7                                     100.8
- -----------------------------------------------------------------------------------------------------------------------------------
Total  OTC swaps, swap options, caps and floors **        849.2           2.7          4.6          681.9        4.3          6.5
- -----------------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
  Forward currency contracts**                             62.8            .3           .2           57.4         .3           .4
  Options written                                          22.0             -           .4           21.0          -           .6
  Options purchased                                        22.9            .3            -           20.2         .3            -
- -----------------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options          107.7            .6           .6           98.6         .6          1.0
- -----------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
  Options and warrants on equities and equity
     indices***                                            38.8           1.2           .9           24.0        1.0           .6
  Options and forward contracts on fixed income
     securities***                                        163.4            .3           .3          196.6         .1           .5
  Commodities-related contracts****                        27.9            .4           .3           21.8         .4           .3
- -----------------------------------------------------------------------------------------------------------------------------------
Total                                                  $1,939.9          $5.3         $6.9       $1,659.0       $7.1         $9.2
===================================================================================================================================

* Margin on futures contracts is included in receivables/payables on the Condensed Consolidated Statement of Financial Condition.
** Notional values of swap agreements and forward currency contracts related to non-trading activities were $15.6 billion and $1.5 billion at June 30, 1996 and $12.8 billion and $1.9 billion at December 31, 1995, respectively.
*** The fair market value of such instruments recorded as assets includes approximately $.5 billion at June 30, 1996 and $.4 billion at December 31, 1995 respectively, of over-the-counter instruments primarily with investment grade counterparties. The remainder consists primarily of highly liquid instruments actively traded on organized exchanges.
**** The substantial majority of these over-the-counter contracts are with investment grade counterparties.


         CREDIT EXPOSURE, NET OF COLLATERAL ON OTC SWAPS, SWAP OPTIONS,
                CAPS AND FLOORS AND OTC FOREIGN EXCHANGE CONTRACTS
                          AND OPTIONS, BY RISK CLASS*
Note: Amounts represent current exposure and do not include potential credit exposure that may result from factors that influence market risk.

                                                                                                                  Transactions with
Dollars in billions                                              All Transactions                                   over 3 years to
                                                                                                                       maturity
- ------------------------------------------------------------------------------------------------------------------------------------
                             Other Major
                             Derivatives             Financial    Governments/                         Year-to-Date
June  30, 1996                 Dealers   Corporates Institutions  Supranationals   Other      Total      Average         Total
- ------------------------------------------------------------------------------------------------------------------------------------
Swaps, swap options, caps
and floors:

  Risk classes 1 and 2         $ .3       $   -        $ .4         $  .1         $  -         $.8        $ 1.1        $    .5
  Risk class   3                 .5          .2          .2             -            -          .9           .9             .5
  Risk classes 4 and 5           .1          .4          .2             -           .2          .9           .8             .4
  Risk classes  6, 7 and 8        -          .1           -             -            -          .1           .1             .1
                               $ .9       $  .7        $ .8         $  .1         $ .2        $2.7        $ 2.9        $   1.5

Foreign exchange
contracts and options:
  Risk classes 1  and 2        $ .3       $   -        $  -         $  .1        $   -        $.4          $ .4         $    -
  Risk class 3                   .1           -           -             -            -         .1            .2              -
  Risk classes 4 and 5            -           -           -             -           .1         .1            .1              -
                               $ .4       $   -        $  -         $  .1        $  .1        $.6          $ .7         $    -

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

SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
Dollars in millions
- ----------------------------------------------------------------------------------------------------------------------
Six Months ended June 30,                                                                   1996                 1995
- ----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income adjusted for noncash items -
   Net income                                                                      $         567         $         21
   Depreciation, amortization and other                                                       57                   69
- -----------------------------------------------------------------------------------------------------------------------
   Cash items included in net income                                                         624                   90
- ----------------------------------------------------------------------------------------------------------------------
 Net (increase) decrease in operating assets -
   Financial instruments and contractual commitments                                      11,422               (3,851)
   Commodities-related products and instruments                                              292                 (478)
   Collateralized short-term financing agreements                                         (6,234)               9,038
   Receivables                                                                              (157)               3,079
   Other                                                                                     (72)                 153
- ----------------------------------------------------------------------------------------------------------------------
Net increase in operating assets                                                           5,251                7,941
- ----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in operating liabilities -
   Short-term borrowings                                                                 (19,462)              13,032
   Financial and commodities-related instruments sold,
      not yet purchased, and contractual commitments                                      14,175              (19,698)
   Payables and accrued liabilities                                                       (1,011)              (1,289)
- ----------------------------------------------------------------------------------------------------------------------
Net decrease in operating liabilities                                                     (6,298)              (7,955)
- ---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                         (423)                  76
- ----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from -
        Issuance of term debt                                                              2,621                1,972
        Issuance of preferred stock, Series E                                                250                    -
        Employee stock purchase and option plans                                               -                   10
- ----------------------------------------------------------------------------------------------------------------------
     Total cash proceeds from financing activities                                         2,871                1,982
- ----------------------------------------------------------------------------------------------------------------------
     Payments for -
        Term debt maturities and repurchases                                               1,969                2,886
        Collateralized mortgage obligations                                                  284                  417
        Purchase of common stock for treasury                                                 49                    1
        Dividends on common stock                                                             34                   35
        Dividends on preferred stock*                                                         35                   36
- ----------------------------------------------------------------------------------------------------------------------
     Total cash payments for financing activities                                          2,371                3,375
- ----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                          500               (1,393)
- ----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from -
        Assets securing collateralized mortgage obligations                                  351                  376
- ----------------------------------------------------------------------------------------------------------------------
     Total cash proceeds from investing activities                                           351                  376
- ----------------------------------------------------------------------------------------------------------------------
     Payments for -
        Property, plant and equipment                                                         69                  154
- ----------------------------------------------------------------------------------------------------------------------
     Total cash payments for investing activities                                             69                  154
- ----------------------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                                                  282                  222
- ----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and interest bearing equivalents                             359               (1,095)
Cash and interest bearing equivalents at January 1,                                        1,454                3,539
- ----------------------------------------------------------------------------------------------------------------------
Cash and interest bearing equivalents at June 30,                                  $       1,813         $      2,444
======================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.

* For the six months ended June 30, 1996 and 1995, dividends on preferred stock were reduced by the aftertax impact ($12 million and $9 million respectively) of interest rate swaps that effectively convert the Company's fixed-rate obligations to variable-rate obligations.

                             Salomon Inc and Subsidiaries
             Notes to Unaudited Condensed Consolidated Financial Statements
                                    June 30, 1996


1.       Basis of Presentation

         Except as discussed in Note 4, the Unaudited Condensed Consolidated Financial Statements include the accounts of Salomon Inc and all majority-owned subsidiaries (collectively, the "Company"). Such statements are prepared in accordance with generally accepted
         accounting   principles   in  the  U.S. which  requires  the  use  of
         management's best judgment and estimates. The Unaudited Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of financial condition, results of operations and cash flows. Estimates, including the fair market value of financial instruments, may vary from actual results.

         The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results for a full year. The unaudited financial statements should be read in conjunction with the Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.       Legal Proceedings

         Outstanding legal matters are discussed in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Management of the Company, after consultation with outside legal counsel, believes that the ultimate resolution of legal proceedings and environmental matters (taking into consideration applicable reserves) will not have a material adverse effect on the Company's financial condition; however, there could be a material impact on operating results in future periods depending in part on the results for such periods. Additional information on legal proceedings is included in "Item 1. Legal Proceedings."

3.       Net Capital

         Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's principal regulated subsidiaries are discussed below.

         Salomon Brothers Inc ("SBI") is registered as a broker-dealer with the U.S. Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at June 30, 1996, SBI's net capital was $1,423 million, $1,380 million in excess of regulatory requirements.

         Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures Authority ("SFA") in accordance with the Financial Services Act 1986. The SFA requires SBIL to have available at all times financial resources, as defined, sufficient to demonstrate continuing compliance with its rules. At June 30, 1996, SBIL's financial resources were $576 million in excess of regulatory requirements.

         Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers AG ("SBAG") are also subject to requirements to maintain specified levels of net capital or its equivalent. At June 30, 1996, SBAL's net capital was $244 million above the minimum required by Japan's Ministry of Finance. SBAG's net capital was $198 million above the minimum required by Germany's Banking Supervisory Authority.

         In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco") must maintain minimum levels of capital in accordance with agreements with its rating agencies. At June 30, 1996, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

4.       Subsequent Event

         In August 1996, the Company completed the sale of The Mortgage Corporation Limited and its affiliates ("TMC") to First National
         Building Society of Ireland. The sale resulted in a pretax gain of approximately $50 million to be recorded in the 1996 third quarter. In the accompanying Unaudited Condensed Consolidated Statement of Financial Condition as of June 30, 1996, the accounts of TMC are not included on a consolidated basis. The net assets of the activities sold are instead included as a single amount in other assets.

5.       Business Unit Revenues

         Global investment banking and securities activities are conducted by Salomon Brothers Holding Company Inc and its subsidiaries ("Salomon Brothers"). Commodities trading activities are conducted by Phibro Inc. and its subsidiaries ("Phibro"). Oil refining and marketing activities are conducted by Basis Petroleum, Inc. ("Basis Petroleum" or "Basis"). The results of TMC are included in "Corporate and Other," as are the results of Phibro Energy Production, Inc. ("PEPI"), an investor in the White Nights Limited Liability Company ("White Nights") a Russian-American oil production venture located in Western Siberia.

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


Revenues by Business Unit
The following tables present revenues, net of interest expense, by business unit for the three and six months ended June 30, 1996 and 1995.


Three Months Ended June 30, 1996
                                                     Principal
                                                   Transactions
                                                       & Net
                                                   Interest and      Investment
(Dollars in millions)                                Dividends        Banking       Commissions       Other         Total
- -----------------------------------------------------------------------------------------------------------------------------
Salomon Brothers:
  Fixed income sales and trading                 $        703     $        -      $        3      $        -    $      706
  Equity sales and trading                                196              -              72               -           268
  Global investment banking                                 -            251               -               -           251
  Asset management                                          -              -               -              11            11
- ------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers revenues, net of
     interest expense                                     899            251              75              11         1,236
Phibro                                                    (18)             -               -               -           (18)
Basis Petroleum                                            (9)             -               -               5            (4)
Corporate and Other                                         5              -               -               -             5
- ------------------------------------------------------------------------------------------------------------------------------
Salomon Inc revenues, net of interest expense    $        877     $      251      $       75      $       16    $    1,219
==============================================================================================================================


Three Months Ended June 30, 1995
                                                     Principal
                                                   Transactions
                                                       & Net
                                                   Interest and      Investment
(Dollars in millions)                                Dividends        Banking       Commissions       Other         Total
- -----------------------------------------------------------------------------------------------------------------------------
Salomon Brothers:
  Fixed income sales and trading                 $       85      $         -     $         8      $        -    $       93
  Equity sales and trading                              222                -              73               -           295
  Global investment banking                               -              154               -               -           154
  Asset management                                        2                -               -               8            10
- ------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers revenues, net of
     interest expense                                   309              154              81               8           552
Phibro                                                 (178)               -               -               1          (177)
Basis Petroleum                                          (7)               -               -              18            11
Corporate and Other                                      15                -               -               -            15
- ------------------------------------------------------------------------------------------------------------------------------
Salomon Inc revenues, net of interest expense    $      139      $       154     $        81      $       27    $      401
==============================================================================================================================


Six Months Ended June 30, 1996
                                                     Principal
                                                   Transactions
                                                       & Net
                                                   Interest and      Investment
(Dollars in millions)                                Dividends        Banking       Commissions       Other         Total
- -----------------------------------------------------------------------------------------------------------------------------
Salomon Brothers:
  Fixed income sales and trading                 $      1,430    $         -     $         8      $        -    $    1,438
  Equity sales and trading                                175              -             157               -           332
  Global investment banking                                 -            432               -               -           432
  Asset management                                          1              -               -              22            23
- ------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers revenues, net of
Interest expense                                        1,606            432             165              22         2,225
Phibro                                                    217              -               -               -           217
Basis Petroleum                                           (16)             -               -             (33)          (49)
Corporate and Other                                        19              -               -               -            19
- ------------------------------------------------------------------------------------------------------------------------------
Salomon Inc revenues, net of interest expense    $      1,826    $       432     $       165      $      (11)   $    2,412
==============================================================================================================================



Six Months Ended June 30, 1995
                                                     Principal
                                                   Transactions
                                                       & Net
                                                   Interest and      Investment
(Dollars in millions)                                Dividends        Banking         Commissions      Other         Total
- ------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers:
  Fixed income sales and trading                 $      467       $        -      $       24      $        -    $      491
  Equity sales and trading                              304                -             143               -           447
  Global investment banking                               -              176               -               -           176
  Asset management                                        -                -               -              19            19
  Other                                                   4                -               2               -             6
- ------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers revenues, net of
 interest expense                                       775              176             169              19         1,139
Phibro                                                    5                -               -               2             7
Basis Petroleum                                         (13)               -               -             (16)          (29)
Corporate and Other                                      25                -               1               1            27
- ------------------------------------------------------------------------------------------------------------------------------
Salomon Inc revenues, net of interest expense    $      792      $       176     $       170      $        6    $    1,144
==============================================================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SUMMARY OF CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share amounts                                Three months                     Six months
Period ended June 30,                                                       1996        1995              1996        1995
- ---------------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes:
   Salomon Brothers                                                     $   525        $    56        $   893        $   116
   Phibro                                                                   (17)          (162)           128            (39)
   Basis Petroleum                                                          (13)             1            (68)           (50)
   Corporate and Other                                                      (11)             6             (8)             8
- ---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                           484            (99)           945             35
Income tax expense (benefit)                                                193            (39)           378             14
- ---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       $   291        $   (60)       $   567        $    21
=================================================================================================================================
Per common share:
Primary earnings (loss)                                                 $  2.58        $  (0.73)      $  5.02        $ (0.14)
Fully diluted earnings (loss)*                                             2.34           (0.73)         4.55          (0.14)
Cash dividends                                                             0.16            0.16          0.32           0.32
Book value at period-end*                                                 40.08           32.38         40.08          32.38
=================================================================================================================================
Annualized return on average common stockholders' equity:
Primary                                                                    26.1 %          (8.8) %       26.3 %         (0.8) %
Fully diluted*                                                             23.8            (8.8)         23.9           (0.8)
=================================================================================================================================

* Assumes conversion of redeemable preferred stock unless such assumption results in higher earnings per share, book value or return on equity than determined under the primary method.

Salomon Inc recorded net income of $291 million, or $2.34 per common share on a fully diluted basis, for the second quarter of 1996, compared with a net loss of $60 million, or $0.73 per common share in the comparable 1995 quarter. The favorable 1996 second quarter results were attributable to the strong and broadly based performance of Salomon Brothers. Net income for the six months ended June 30, 1996 was $567 million, or $4.55 per share on a fully diluted basis, up from the $21 million or $(0.14) per common share in the first half of 1995. The first two quarters of 1996 were the most profitable two consecutive quarters in the Company's history.

The Company's businesses are diverse. Salomon Brothers' results are not closely correlated with the results of Phibro's commodities trading business or Basis' oil refining and marketing business. Consequently, it is not unusual for certain of the Company's businesses to generate positive results during difficult periods for other businesses.

Corporate and Other includes certain Salomon Inc corporate-level expenses that cannot be attributed to any of the Company's businesses; the results of PEPI, whose primary asset is its investment in White Nights, and the results of TMC, which services residential mortgages in the United Kingdom. (See Note 4 to the Unaudited Condensed Consolidated Financial Statements.)


Salomon Brothers
Results of Operations
Dollars in millions
                                                           Three months       Percent             Six months      Percent
Period ended June 30,                                    1996        1995     Change          1996        1995    Change
- ------------------------------------------------------------------------------------------------------------------------------

Revenues:
   Global investment banking:
       Advisory                                         $   72       $  52        38%        $  132       $ 104       27%
       Equity underwriting                                 132          67        97            185          67      176
       Debt underwriting                                    47          35        34            115           5    2,200
- ------------------------------------------------------------------------------------------------------------------------------
   Total global investment banking                         251         154        63            432         176      145
   Fixed income sales and trading                          706          93       659          1,438         491      193
   Equity sales and trading                                268         295        (9)           332         447      (26)
   Asset management                                         11          10        10             23          19       21
   Other                                                     -           -         -              -           6      n/m
- ------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                 $1,236       $ 552       124%        $2,225      $1,139       95%
==============================================================================================================================
Income before income taxes                              $  525       $  56       838%        $  893      $  116      670%
==============================================================================================================================

n/m - not meaningful

Salomon Brothers, the Company's global investment banking and securities business, recorded pretax income of $525 million in the second quarter of 1996, compared with pretax income of $56 million in the 1995 second quarter. For the first six months of 1996, Salomon Brothers recorded pretax income of $893 million, up from the $116 million reported for the first half of 1995.

Global investment banking revenues were a record $251 million in the second quarter of 1996, up 63% from the second quarter of 1995, principally reflecting a doubling of equity underwriting revenues. Global investment banking revenues for the first six months of 1996 were $432 million, up from $176 million in the first half of 1995. The increase was attributable to a significant improvement in both equity and debt underwriting. Equity and debt underwriting revenues in the first half of 1995 reflect first quarter pretax losses of $13 million and $55 million, respectively, on Latin American securities positions. Salomon Brothers ranked second as a lead manager in underwriting domestic public new issues during the first half of 1996, up from seventh in the comparable 1995 period (Securities Data Company results, measured by total volume of domestic debt and equity public new issues, with full credit to lead).

Fixed income sales and trading net revenues (total revenues less interest expense) in the second quarter increased to $706 million from $93 million in the second quarter of 1995. For the first half of 1996, such revenues were nearly triple those reported in the comparable 1995 period. The significant increases in the second quarter and first half of 1996 were attributable to disciplined trading and effective risk management in the customer sales and trading business in a reasonably benign market environment, a strong performance in foreign exchange trading, as well as excellent results in trading for the Firm's own account.

Equity sales and trading net revenues were $268 million for the quarter, down from the exceptional $295 million in the second quarter of 1995. For the first six months of 1996, equity sales and trading revenues were $332 million, down from $447 million reported in the first half of 1995. The decline in 1996 second quarter and six month equity sales and trading revenues from 1995 levels was largely due to lower equity proprietary trading revenues, partially offset by solid customer sales and trading results.

Noninterest Expenses
Dollars in millions
                                                          Three months         Percent               Six months         Percent
Period ended June 30,                                  1996           1995      Change          1996          1995      Change
- -----------------------------------------------------------------------------------------------------------------------------------

Compensation and employee-related expenses           $ 546          $  336        63%        $ 1,009         $ 702        44%
===================================================================================================================================
Compensation expense ratio*                             51%             86%                       53%           86%
===================================================================================================================================
Non-compensation expenses:
    Technology                                       $  56          $   61        (8)%       $   107         $ 121       (12)%
    Professional services and business development      43              30        43              79            68        16
    Occupancy                                           42              41         2              84            80         5
    Clearing and exchange fees                          17              17         -              34            32         6
    Other                                                7              11       (36)             19            20        (5)
- -----------------------------------------------------------------------------------------------------------------------------------
Total non-compensation expenses                      $ 165          $  160         3%        $   323         $ 321         1%
===================================================================================================================================
Non-compensation expense ratio**                        13%             29%                       15%           28%
===================================================================================================================================

*Compensation and employee-related expenses as a percentage of earnings before income taxes and compensation and employee-related expenses.
**Non-compensation expenses as a percentage of revenues, net of interest expense.

As a result of Salomon Brothers improved earnings, compensation and employee-related expenses, the largest component of noninterest expense, increased significantly in the three and six month periods ended June 30, 1996 compared with the year ago periods. However, Salomon Brothers' compensation ratios for the 1996 periods were significantly lower than the comparable 1995 periods.

Non-compensation expenses have increased only marginally in 1996, demonstrating the Company's commitment to containing costs.

Phibro

Condensed Statement of Income
Dollars in millions
                                                           Three months        Percent             Six months         Percent
Period ended June 30,                                  1996          1995       Change         1996        1995       Change
- ----------------------------------------------------------------------------------------------------------------------------------

Revenues, net of interest expense                    $(18)         $(177)        n/m %      $ 217          $  7        3,000 %
- ----------------------------------------------------------------------------------------------------------------------------------
Compensation and employee-related expenses             (9)           (21)        n/m           73            31          135
Other general and administrative expenses               8              6          33           16            15            7
- ----------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                             (1)           (15)        n/m           89            46           93
- ----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   $ (17)         $(162)        n/m %      $ 128          $(39)         n/m %
==================================================================================================================================
Compensation expense ratio *                          n/m %          n/m %                     36 %         n/m %
Non-compensation expense ratio**                      n/m            n/m                        7           214
==================================================================================================================================

 n/m - not meaningful
*Compensation  and  employee-related  expenses  as a  percentage  of  earnings before income taxes and compensation and employee-related expenses. **Other general and administrative expenses as a percentage of revenues, net of interest expense.

Phibro's strategy is to take positions in commodities on a longer-term basis while also engaging in counterparty flow business on a short-term basis. Quarter-to-quarter volatility in Phibro's results can be expected. Thus, results are better evaluated over the longer term. For the first six months of 1996, Phibro recorded pretax income of $128 million, compared with a pretax loss of $39 million in the first half of 1995. In the second quarter of 1996, Phibro recorded a pretax loss of $17 million, compared with a $162 million pretax loss in the second quarter of 1995. The negative compensation and employee-related expenses recorded in the second quarters of 1996 and 1995 reflect the reversal of a portion of previously accrued bonuses as a result of losses recorded in the respective quarters.



Basis Petroleum

Condensed Statement of Income
Dollars in millions
                                                           Three months       Percent             Six months       Percent
Period ended June 30,                                    1996        1995     Change          1996         1995     Change
- -------------------------------------------------------------------------------------------------------------------------------

Sales                                                 $ 2,567      $ 2,629       (2)%      $ 4,676      $ 4,804        (3)%
Cost of sales                                           2,563        2,612       (2)         4,710        4,820        (2)
- -------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                     4           17      (76)           (34)         (16)     (113)
Net interest and other                                     (8)          (6)     (33)           (15)         (13)      (15)
- -------------------------------------------------------------------------------------------------------------------------------
Operating income (loss),  net of interest and other        (4)          11      n/m            (49)         (29)      (69)
- -------------------------------------------------------------------------------------------------------------------------------
Compensation and employee-related expenses                  5            6      (17)            11           13       (15)
Other expenses                                              4            4        -              8            8         -
- -------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                  9           10      (10)            19           21       (10)

===============================================================================================================================
Income (loss) before income taxes                     $   (13)     $     1      n/m %      $   (68)     $   (50)      (36)%
===============================================================================================================================

n/m - not meaningful

Basis, the Company's oil refining and marketing business, recorded a pretax loss of $13 million in the second quarter of 1996, compared with pretax income of $1 million in the second quarter of 1995. Basis' second quarter 1996 results include nonrecurring income of $23 million in connection with the reduction of the minimum crude oil inventory required to support Basis' refining activities. The reduction reflects changes in feedstock supply patterns as a result of the ongoing integration of the Residfiner/ROSE unit complex into Basis' operations. The decrease in Basis' second quarter 1996 results was largely attributable to approximately a $.70 per barrel decline in industry refining margins from the second quarter of 1995. For the first six months of 1996, Basis recorded a pretax loss of $68 million, compared with a pretax loss of $50 million in the first half of 1995. Six month results were adversely impacted by historically weak refining margins, a severely backwardated crude oil market and higher refinery operating costs related to the commissioning of the Residfiner/ROSE complex. The Residfiner/ROSE unit is expected to be fully operational in the third quarter, however Basis will not realize the full quarterly impact on its results until the fourth quarter.

At June 30, 1996, the Company's total investment in Basis was $1.0 billion, comprised of $112 million of working capital advances, $525 million of intercompany subordinated debt and $395 million in equity.

In July 1996, Basis signed a non-binding letter of intent with Howell Corporation, providing that following a definitive agreement the two entities will contribute their respective crude oil gathering, marketing and transportation activities to form a Master Limited Partnership ("MLP"). The new entity would be 54% owned by Basis and 46% owned by Howell Corporation. In the latter part of 1996, concurrent with the formation of the MLP, it is expected that interests in the MLP will be offered for sale to the public pursuant to a prospectus. The book value of the fixed assets being contributed by Basis was approximately $3 million at June 30, 1996.

SALOMON INC
Capital and Liquidity Management

Dollars in millions
- ------------------------------------------------------------------------------------------------------------------------------------
                                                      June 30,       March 31,      December 31,      September 30,     June 30,

Quarter ended                                           1996           1996             1995               1995           1995
- ------------------------------------------------------------------------------------------------------------------------------------

Average Weekly Balance Sheet Information:
Government and agency securities - U.S.              $   43,106     $   44,470      $   41,446        $   33,871      $    32,904
Government and agency securities - non-U.S.              34,770         35,001          34,466            33,202           38,749
Financial options and contractual commitments             5,619          6,230           5,731             5,988            6,919
Other financial instruments owned                        20,372         19,206          20,421            18,500           19,014
- ------------------------------------------------------------------------------------------------------------------------------------
Total financial instrument inventories                  103,867        104,907         102,064            91,561           97,586
- ------------------------------------------------------------------------------------------------------------------------------------
Collateralized short-term financing agreements           75,257         73,692          68,567            56,817           61,163
Other assets                                             13,380         12,472          13,002            14,122           17,260
- ------------------------------------------------------------------------------------------------------------------------------------
Average total assets                                $   192,504     $  191,071      $  183,633        $  162,500      $   176,009
====================================================================================================================================
Period-end total assets                             $   181,445     $  185,341      $  188,428        $  162,586      $   163,693
====================================================================================================================================
Period-end net assets*                              $   107,468     $  112,104      $  119,128        $   99,816      $   106,644
====================================================================================================================================
Average net assets*                                 $   112,169     $  113,195      $  110,748        $  101,042      $   109,494
====================================================================================================================================
Average net assets, excluding
       government securities*                       $    34,293     $   33,724      $   34,836        $   33,969      $    37,841
====================================================================================================================================
Long-term capital at period-end                     $    16,253     $   15,685      $   15,433        $   16,112      $    16,715
====================================================================================================================================
Ratios at period-end:**
Working capital coverage                                   1.13           1.10            1.10              1.24             1.22
Total capital basis double leverage                        0.82           0.88            0.98              0.88             0.91
Equity capital basis double leverage                       0.90           0.98            1.19              1.18             1.24
Average net assets to total equity*                          21             22              24                22               24
Average net assets, excluding
      government securities, to total equity*                 6              7               7                 7                8
====================================================================================================================================
Common shares outstanding (in millions)                   105.2          106.5           106.4             106.4            106.2
====================================================================================================================================

* Net  assets  are  total  assets  less   collateralized   short-term   financing
  agreements,   cash  and   interest-bearing   equivalents   and  assets  securing
  collateralized  mortgage  obligations.
**For equity-based ratios, total equity includes the Company's common equity, perpetual preferred stock and redeemable preferred stock.

Average assets for the second quarter of 1996 were approximately $193 billion, compared with $191 billion in the first quarter of 1996. Due to the nature of the Company's trading and funding activities, including its matched-book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

As of June 30, 1996, TMC's assets were no longer included on a consolidated basis in the Company's Condensed Consolidated Statement of Financial Condition. (See Note 4 to the Unaudited Condensed Consolidated Financial Statements.) This resulted in a $2.1 billion reduction in total assets from December 31, 1995.

The Company's long-term capital includes common equity, redeemable preferred stock, perpetual preferred stock, unsecured obligations and long-term deferred taxes. Long-term capital includes all amounts maturing beyond one year and a portion of amounts maturing between six months and one year (weighted by maturity), and excludes all amounts scheduled to mature within six months. Long-term capital increased from $15.4 billion at December 31, 1995 to $16.3 billion at June 30, 1996. The increase of approximately $900 million reflects a $250 million issuance of Cumulative Preferred Stock, Series E in the first quarter of 1996, term debt issuances (net of retirements and rolloffs), a decrease in long-term deferred income taxes and the impact of the Company's earnings on the equity component of capital.

The Company's equity capital basis double leverage ratio was 0.90 at June 30, 1996, down from 1.19 at year end 1995. Equity capital basis double leverage is computed by dividing the equity of the Company's operating units by the sum of the Company's common equity and perpetual and redeemable preferred stock.

In July, the Company issued $345 million of 9.5% Trust Preferred Stock Units ("TruPS "). Each TruPS unit consists of a preferred security of the SI Financing Trust 1 (the "Trust"), and a purchase contract which requires the holder to purchase, in 2021 (or earlier if the Company elects to accelerate the contract), one depositary share of Salomon Inc's 9.5% Cumulative Preferred Stock, Series F ("Series F Preferred"). Each preferred security of the Trust represents a preferred undivided interest in the Trust's assets, which consist solely of a subordinated debt security of Salomon Inc due in 2026. Tax counsel to the Company has advised the Company that interest on the subordinated debt security will be deductible for Federal income tax purposes. It is the Company's understanding that the rating agencies, in their analysis of the Company's capital structure, will treat the TruPS units similarly to the Company's perpetual preferred stock. The Series F Preferred and TruPS units are redeemable at the option of the Company at any time after the later of June 30, 2001 or the date of issue. The Company has entered into an interest rate swap agreement to effectively convert the fixed rate obligation on the TruPS units to variable rate obligations.

The Company announced in July, that on August 15, 1996 it would redeem all 225,000 shares as represented by 4.5 million depositary shares, ($112 million) of its outstanding 9.5% Cumulative Preferred Stock, Series C, for $500 a share, plus any accrued and unpaid dividends.

Salomon Inc's long-term debt and commercial paper credit ratings at June 30, 1996 remained unchanged from the previous quarter. During the quarter, Moody's updated its rating outlook for Salomon Inc to stable from negative. As of July 31, 1996 the Company's credit ratings were as follows:

                               Duff &
                               Phelps        Fitch          IBCA          Moody's        S&P
- --------------------------- ------------- ------------- ------------- ------------- -------------
Long-term debt                   A-          BBB+             A-          Baa1           BBB
Commercial paper                D-1          F-2              A1           P-2            A2
- --------------------------- ------------- ------------- ------------- ------------- -------------

Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $2.7 billion at June 30, 1996, compared with $2.3 billion at December 31, 1995. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high-yield securities exclude the collateralized portion of "Brady Bonds," but include such securities to the extent they are not collateralized. Unrated securities with market yields comparable to entities rated below "triple B-" are also included in high-yield securities. The largest single high-yield exposure was $106 million at June 30, 1996.

Book value per share increased to $40.08 at June 30, 1996, from $35.84 at December 31, 1995. As previously reported, in connection with a partial restructuring of the Company's Equity Partnership Plan, the Company repurchased
1.3 million common shares for approximately $49 million in April.


SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                  Three Months Ended
- ------------------------------------------------------------------------------------------------------------------------------------
                                                             June 30,       March 31,      December 31,  September 30,  June 30,
Dollars in millions, except per share amounts                  1996           1996           1995          1995           1995
- ------------------------------------------------------------------------------------------------------------------------------------
For the quarter:
Revenues:

     Principal transactions, including net interest
          and dividends                                     $   877         $   949         $  578       $   947        $   139
     Investment banking                                         251             181            168           128            154
     Commissions and other                                       91              63             80           106            108
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                             1,219           1,193            826         1,181            401
- ------------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
     Compensation and employee-related                          551             556            425           557            324
     Other noninterest expenses                                 184             176            167           185            176
- ------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                      735             732            592           742            500
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                               484             461            234           439            (99)
Income tax expense (benefit)                                    193             185             66           171            (39)
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $   291         $   276         $  168       $   268        $   (60)
====================================================================================================================================
Annualized return on average common
    stockholders' equity:
       Primary                                                 26.1%           26.4%          16.4%         28.0%          (8.8)%
       Fully diluted*                                          23.8            24.0           15.1          24.6           (8.8)
====================================================================================================================================
Income (loss) before taxes:
     Salomon Brothers                                       $   525         $   368         $  207       $   381        $    56
     Phibro                                                     (17)            145             56            68           (162)
     Basis Petroleum                                            (13)            (55)           (32)           (9)             1
     Corporate and Other                                        (11)              3              3            (1)             6
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                  $   484         $   461         $  234       $   439        $   (99)
====================================================================================================================================
Per common share:
     Primary earnings (loss)                                $  2.58         $  2.44         $ 1.42       $  2.36        $ (0.73)
     Fully diluted earnings (loss)*                            2.34            2.21           1.32          2.10          (0.73)
     Cash dividends                                            0.16            0.16           0.16          0.16           0.16
     High market price                                       44 1/4          39 1/4         40 5/8        41 1/8         43 1/4
     Low market price                                        36 1/8          34 7/8         33 7/8        34 3/4         33 1/4
     Ending market price                                         44          37 1/2         35 3/8        38 1/2         40 1/8
     Book value at period-end*                                40.08           37.98          35.84         34.49          32.38
====================================================================================================================================

* Assumes conversion of redeemable preferred stock outstanding unless such assumption results in higher earnings per share, book value or return on equity than determined under the primary method.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

         On July 17, 1996 Salomon Brothers entered into a settlement agreement with the Department of Justice. Over twenty other Nasdaq market makers, including Salomon Brothers' primary competitors in the U.S. equity markets, also settled with the Department. The Department's complaint basically alleged that a common understanding arose among Nasdaq market makers, including the settling firms, which when followed worked to widen quoted spreads in Nasdaq stocks. Salomon Brothers did not admit liability in its settlement and there were no fines, penalties, or other payments of monies in connection with the settlement. Salomon Brothers and the other settling firms did agree, however, to implement additional compliance procedures, including the naming of an Antitrust Compliance Officer and random taping of market making activity to guard against deviations in practice from the principles set forth in the settlement. The SEC has concluded a portion of its investigation of the Nasdaq market by settling an administrative proceeding against the NASD and issuing a report under Section 21 (a) of the Securities Exchange Act regarding the NASD and the Nasdaq market. The private civil cases remain outstanding.


Item 4.  Submission of Matters to a Vote of Security Holders

         The 1996 Annual meeting of shareholders was held on May 1, 1996. A Proxy Statement, dated April 1, 1996, was distributed by management pursuant to Regulation 14 of the Securities and Exchange Act of 1934.

         The shareholders voted on proposals to (1) approve the election of directors and (2) amend the Equity Partnership Plan. All nominees for the board were elected. In addition, the vote of the shareholders (71,143,722 for and 17,618,369 against) resulted in the approval of amendments to the Equity Partnership Plan.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         12.a     Calculation of ratio of earnings to fixed charges*

         12.b     Calculation of ratio of earnings to combined fixed charges and preferred dividends*

         27       Financial Data Schedule*

         *filed herewith


(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated April 29, 1996, reporting under item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") exhibit 4, Eighth Supplemental Indenture dated May 8, 1996 between Salomon Inc. and Citibank N.A.; and exhibit 24, Form T-1 Statement of Eligibility and Qualification of Chemical Bank Under the Trust Indenture Act of 1939.

         The Company filed a Current Report on Form 8-K dated May 30, 1996, reporting under item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits"), exhibit 24, Form T-1 Statement of Eligibility and Qualification of The Bank of New York Under the Trust Indenture Act of 1939.

         The Company filed a Current Report on Form 8-K dated June 5, 1996, reporting under item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") exhibit 4, Form of Resettable Exchangeable Standard & Poor's 500 Index Notes ("SPINS") Due 2001.

         The Company filed a Current Report on Form 8-K dated June 26, 1996, reporting under item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") exhibit 7(a) Exhibit 5(a) Opinion of Cravath, Swaine & Moore to file No. 333-2897 and exhibit 7(b) Exhibit 5
         (b) Opinion of Morris, Nichols, Arsht & Tunnell to file No. 333-2897.

         The Company filed a Current Report on Form 8-K dated June 28, 1996, reporting under item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") exhibit 7(a) Exhibit 4(n) Certificate of Designations relating to the Series F Preferred Stock to file No. 333-2897.

         The Company filed a Current Report on Form 8-K dated July 23, 1996, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          Salomon Inc
                                                         (Registrant)



Date     August 13, 1996                              /s/ Richard Carbone
                                                     Controller and Chief
                                                       Accounting Officer



Date     August 13, 1996                              /s/ Arnold S. Olshin
                                                             Secretary

                            Form 10-Q Exhibit Index


The following exhibits are filed herewith:


Exhibit Number

         12.a              Calculation of ratio of earnings to fixed charges

         12.b              Calculation of ratio of earnings to combined fixed
                                    charges and preferred dividends

         27                Financial Data Schedule