Form 10-Q
period 1996-09-30
SALOMON INC
filed 1996-11-14
CIK 200245

FORM 10-Q

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996
                                          or

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


                                 Yes X       No

                    Number of shares of common stock outstanding
                          at October 31, 1996: 109,030,178




                                  Salomon Inc
                                   Form 10-Q

PART I      FINANCIAL INFORMATION                                                            Page No.

Item 1.             Financial Statements (unaudited):

                    Consolidated Statement of Income -
                             Three and Nine months ended September 30, 1996 and 1995                3

                    Condensed Consolidated Statement of Financial Condition -
                             September 30, 1996 and December 31, 1995                             4-5

                    Summary of Options and Contractual Commitments -
                             September 30, 1996 and December 31, 1995                               6

                    Consolidated Statement of Cash Flows -
                             Nine months ended September 30, 1996 and 1995                          7

                    Notes to Unaudited Condensed Consolidated Financial Statements               8-12

Item 2.             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                   13-20


PART II    OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K                                               21

SIGNATURES                                                                                         22

                                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
Dollars in millions, except per share amounts                              Three months                   Nine months
---------------------------------------------------------------------------------------------------------------------------
Period ended September 30,                                            1996            1995            1996            1995
---------------------------------------------------------------------------------------------------------------------------
Revenues:

   Interest and dividends                                      $     1,367      $    1,611     $     4,376      $    5,163
   Principal transactions                                              307             691           1,542             809
   Investment banking                                                  187             128             619             304
   Commissions                                                          69              82             234             252
   Other                                                                30              24              19              30
---------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                   1,960           2,536           6,790           6,558
    Interest expense                                                 1,144           1,355           3,562           4,233
---------------------------------------------------------------------------------------------------------------------------
 Revenues, net of interest expense                                     816           1,181           3,228           2,325
---------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and employee-related                                   447             557           1,554           1,312
   Technology                                                           71              64             185             192
   Professional services and business development                       45              45             140             125
   Occupancy                                                            42              45             129             128
   Clearing and exchange fees                                           20              15              55              48
   Other                                                                 5              16              34              46
---------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                             630             742           2,097           1,851
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             186             439           1,131             474
Income tax expense                                                      74             171             452             185
---------------------------------------------------------------------------------------------------------------------------
Net income                                                     $       112      $      268     $       679      $      289
===========================================================================================================================
Earnings available for fully diluted earnings
     per common share                                          $       102      $      263     $       654      $      274
===========================================================================================================================
Per common share:
Primary earnings                                               $      0.88      $     2.36     $      5.90      $     2.22
Fully diluted earnings*                                               0.85            2.10            5.41            2.19
Cash dividends                                                        0.16            0.16            0.48            0.48
===========================================================================================================================
Weighted average shares of common stock outstanding (in thousands):
For primary earnings per share                                     105,500         106,600         105,800         106,500
For fully diluted earnings per share                               120,600         125,400         121,000         125,300
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

SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)

Dollars in millions

ASSETS                                                                     September 30, 1996          December 31, 1995
------------------------------------------------------------------------------------------------------------------------------------

Cash and interest bearing equivalents                                                 $     1,620                     $      1,454

Financial instruments and contractual commitments:
     Government and government agency securities - U.S.                    $   43,258                      $   45,121
     Government and government agency securities - non-U.S.                    31,451                          39,843
     Corporate debt securities                                                 13,416                          11,150
     Options and contractual commitments                                        5,759                           6,713
     Equity securities                                                          4,721                           3,915
     Mortgage loans and collateralized mortgage securities                      2,663                           1,959
     Other                                                                      2,791                           2,248
                                                                             ---------                       ---------
                                                                                          104,059                          110,949

Commodities-related products and instruments:
     Crude oil, refined products and other
        physical commodities                                                    1,228                           1,223
     Options and contractual commitments                                          411                             372
                                                                             ---------                       ---------
                                                                                            1,639                            1,595

Collateralized short-term financing agreements:
     Securities purchased under agreements to resell                           61,652                          48,422
     Securities borrowed and other                                             14,647                          16,993
                                                                             ---------                       ---------
                                                                                           76,299                           65,415

Receivables                                                                                 4,895                            4,472

Assets securing collateralized mortgage obligations                                           414                            2,431

Property, plant and equipment, net                                                          1,350                            1,343

Other assets, including intangibles                                                           711                              769
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                     $   190,987                     $    188,428
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

SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)


Dollars in millions
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                          September 30, 1996               December 31, 1995
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:

     Securities sold under agreements to repurchase                        $   78,251                      $   91,813
     Bank borrowings                                                            2,981                           3,856
     Securities loaned                                                          1,603                           1,040
     Deposit liabilities                                                          687                           1,347
     Commercial paper                                                           1,032                             797
     Other                                                                      1,576                           2,304
                                                                             ---------                       ---------
                                                                                         $    86,130                     $   101,157

Financial and  commodities-related  instruments  sold,  not yet  purchased, and contractual commitments:
     Government and government agency securities - U.S.                        29,609                          21,132
     Government and government agency securities - non-U.S.                    31,185                          21,994
     Financial options and contractual commitments                              7,992                           8,858
     Equity securities                                                          5,119                           3,489
     Corporate debt securities and other                                        1,359                           1,448
     Commodities, including options and
          contractual commitments                                                 289                             607
                                                                             ---------                       ---------
                                                                                             75,553                           57,528

Payables and accrued liabilities                                                             10,173                            9,658
Collateralized mortgage obligations                                                             403                            2,337
Term debt                                                                                    13,032                           13,045
                                                                                         ----------                      -----------
     Total liabilities                                                                      185,291                          183,725
                                                                                         ----------                      -----------
Commitments and contingencies (Note 2)
Redeemable preferred stock, Series A                                                            560                              560
Guaranteed preferred beneficial interests
  in Company subordinated debt securities (Note 3)                                              345                                -
Stockholders' equity:
     Preferred stock, Series C, D and  E                                          450                             312
     Common stock                                                                 156                             156
     Additional paid-in capital                                                   289                             296
     Retained earnings                                                          5,575                           5,001
     Cumulative translation adjustments                                            (1)                             13
     Common stock held in treasury, at cost                                    (1,678)                         (1,635)
                                                                             ---------                       ---------
           Total stockholders' equity                                                         4,791                            4,143
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                         $   190,987                     $    188,428
====================================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.

SALOMON INC AND SUBSIDIARIES
SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
(UNAUDITED)

                                                                September 30, 1996                      December 31, 1995

                                                       -----------------------------------    -------------------------------------
                                                                      Current Market or                       Current Market or
                                                       Notional       Fair Market Value         Notional      Fair Market Value
                                                        Amounts    ------------------------     Amounts    ------------------------
Dollars in billions                                                Assets     Liabilities                    Assets    Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:

  Financial futures contracts*                           $505.7        $    -       $    -        $ 570.5     $    -         $  -
  Other exchange-issued products:
    Equity contracts                                       10.9            .1           .2           16.8         .5           .3
    Fixed income contracts                                 92.0             -            -           44.5         .2            -
    Foreign exchange contracts                               .2             -            -              -          -            -
    Commodities-related contracts                           4.6             -            -            4.3          -            -
-----------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                            613.4            .1           .2          636.1         .7           .3
-----------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options,
 caps and floors:
  Swaps                                                   751.1                                     555.5
  Swap options written                                      8.5                                       5.2
  Swap options purchased                                   22.8                                      20.4
  Caps and floors                                         111.1                                     100.8
-----------------------------------------------------------------------------------------------------------------------------------
Total  OTC swaps, swap options, caps and floors **        893.5           3.4          5.7          681.9        4.3          6.5
-----------------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
  Forward currency contracts**                             60.4            .4           .3           57.4         .3           .4
  Options written                                          23.1             -           .4           21.0          -           .6
  Options purchased                                        23.5            .3            -           20.2         .3            -
-----------------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options          107.0            .7           .7           98.6         .6          1.0
-----------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
  Options and warrants on equities and equity              41.7           1.3          1.2           24.0        1.0           .6
     indices***
  Options and forward contracts on fixed income            57.1            .3           .2          196.6         .1           .5
     securities***
  Commodities-related contracts****                        20.6            .4           .3           21.8         .4           .3
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                  $1,733.3          $6.2         $8.3       $1,659.0       $7.1         $9.2
===================================================================================================================================

*    Margin on futures  contracts is included in  receivables/payables  on the Condensed  Consolidated
     Statement of Financial Condition.
**   Notional values of swap agreements and forward currency  contracts  related to non-trading  activities
     were $15.8 billion and $1.5 billion at September 30, 1996 and  $12.8 billion and $1.9 billion at   December 31, 1995,
     respectively.
***  The fair market value of such instruments  recorded as assets includes  approximately $.5 billion at September 30,
     1996 and $.4 billion at December 31, 1995 respectively, of over-the-counter instruments primarily with  investment grade  counterparties.  The remainder  consists  primarily of highly liquid instruments  actively  traded on organized exchanges.
**** The substantial majority of these over-the-counter contracts are with investment grade counterparties.

         CREDIT EXPOSURE, NET OF COLLATERAL ON OTC SWAPS, SWAP OPTIONS,
       CAPS AND FLOORS AND OTC FOREIGN EXCHANGE CONTRACTS AND OPTIONS, BY
                                   RISK CLASS*
Note: Amounts represent current exposure and do not include potential credit exposure that may result from factors that influence market risk.

                                                                                                                    Transactions
                                                                                                                       with over
                                                                                                                      3 years to
Dollars in billions                                 All Transactions                                                    maturity
-----------------------------------------------------------------------------------------------------------------------------------
                                Other Major
                                Derivatives              Financial     Governments/                         Year-to-Date
September  30, 1996             Dealers    Corporates  Institutions  Supranationals  Other       Total      Average         Total
-----------------------------------------------------------------------------------------------------------------------------------
Swaps, swap options, caps
and floors:

     Risk classes 1 and 2        $  .4     $    -       $  .5          $  -         $  -      $  .9         $ 1.0         $  .6
     Risk class 3                   .5         .2          .2             -            -         .9            .9            .4
     Risk classes 4 and 5           .2         .4          .1             -           .1         .8            .8            .3
     Risk   classes  6,  7 and 8     -         .1           -             -            -         .1            .1            .1
                                 $ 1.1     $   .7       $  .8          $  -         $ .1      $ 2.7          $2.8         $ 1.4
Foreign exchange
contracts and options:
     Risk classes 1 and 2        $  .4     $    -       $   -          $ .1         $  -      $  .5         $  .4         $   -
     Risk class 3                   .2          -           -             -            -         .2            .2             -
     Risk classes 4 and 5            -          -           -             -            -          -            .1             -
                                 $  .6     $    -       $   -          $ .1         $  -      $  .7         $  .7         $   -


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


SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
Dollars in millions
------------------------------------------------------------------------------------------------------------------
Nine Months ended September 30,                                                         1996                 1995
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income adjusted for noncash items and non-operating activities -
   Net income                                                                   $        679         $        289
   Depreciation, amortization and other                                                   85                  110
   Less: Gain on the sale of TMC                                                         (31)                   -
------------------------------------------------------------------------------------------------------------------
   Cash items included in net income                                                     733                  399
------------------------------------------------------------------------------------------------------------------
 Net (increase) decrease in operating assets -
   Financial instruments and contractual commitments                                   6,602                1,678
   Commodities-related products and instruments                                          (44)                (144)
   Collateralized short-term financing agreements                                    (10,884)               2,631
   Receivables                                                                          (266)               3,726
   Other                                                                                (126)                  63
------------------------------------------------------------------------------------------------------------------
Net (increase) decrease in operating assets                                           (4,718)               7,954
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in operating liabilities -
   Short-term borrowings                                                             (14,975)               5,658
   Financial and commodities-related instruments sold,
      not yet purchased, and contractual commitments                                  18,025              (13,706)
   Payables and accrued liabilities                                                      507                  377
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in operating liabilities                                       3,557               (7,671)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                     (428)                 682
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from -
        Issuance of term debt                                                          2,914                2,371
        Issuance of guaranteed preferred beneficial interests
          in Company subordinated debt securities                                        345                    -
        Issuance of preferred stock, Series E                                            250                    -
        Employee stock purchase and option plans                                           4                   14
------------------------------------------------------------------------------------------------------------------
     Total cash proceeds from financing activities                                     3,513                2,385
------------------------------------------------------------------------------------------------------------------
     Payments for -
        Term debt maturities and repurchases                                           2,708                4,318
        Collateralized mortgage obligations                                              380                  552
        Purchase of common stock for treasury                                             49                    2
        Redemption of Series C preferred stock                                           112                    -
        Dividends on common stock                                                         50                   51
        Dividends on preferred stock*                                                     54                   53
------------------------------------------------------------------------------------------------------------------
     Total cash payments for financing activities                                      3,353                4,976
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                      160               (2,591)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from -
        Sale of TMC                                                                       82                    -
        Assets securing collateralized mortgage obligations                              456                  526
------------------------------------------------------------------------------------------------------------------
     Total cash proceeds from investing activities                                       538                  526
------------------------------------------------------------------------------------------------------------------
     Payments for -
        Property, plant and equipment                                                    104                  236
------------------------------------------------------------------------------------------------------------------
     Total cash payments for investing activities                                        104                  236
------------------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                                              434                  290
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and interest bearing equivalents                         166               (1,619)
Cash and interest bearing equivalents at January 1,                                    1,454                3,539
------------------------------------------------------------------------------------------------------------------
Cash and interest bearing equivalents at September 30,                          $      1,620         $      1,920
==================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Summary of Options and Contractual Commitments are integral parts of this statement.
* For the nine months  ended  September  30, 1996 and
1995, dividends on preferred stock were reduced by the aftertax impact ($16 million and $14 million respectively) of interest rate swaps that effectively convert the Company's fixed-rate dividend obligations to variable-rate obligations.

                          Salomon Inc and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1996


1.       Basis of Presentation

         The Unaudited Condensed Consolidated Financial Statements include the accounts of Salomon Inc and all majority-owned subsidiaries
         (collectively, the "Company"). Such statements are prepared in accordance with generally accepted accounting principles in the U.S. which require the use of management's best judgment and estimates. The Unaudited Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair presentation of financial condition, results of operations and cash flows. Estimates, including the fair market value of financial instruments, may vary from actual results.

         The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results for a full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.       Commitments and Contingencies

         Legal Proceedings

         Outstanding legal matters are discussed in Note 15 to the Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Management of the Company, after consultation with outside legal counsel, believes that the ultimate resolution of legal proceedings and environmental matters (taking into consideration applicable reserves) will not have a material adverse effect on the Company's financial condition; however, there could be a material impact on operating results in future periods depending in part on the results for such periods.


3. Guaranteed preferred beneficial interests in Company subordinated debt securities ("TRUPS")

         On July 3, 1996, the Company issued $345 million TRUPS, which are made up of units consisting of a 9 1/4% mandatorily redeemable preferred security of the SI Financing Trust I (the "Trust"), and a purchase contract which requires the holder to purchase, in 2021 (or earlier if the Company elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of Salomon Inc's
         9 1/2% Cumulative Preferred Stock, Series F ("Series F Preferred"). The Company is obligated under the terms of each purchase contract to pay contract fees of 0.25% per annum. The Trust is a wholly-owned subsidiary of the Company and the Company's obligations under the guarantee, the subordinated debt securities and other contracts, in the aggregate, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

         The Trust was established by the Company for the sole purpose of issuing the 9 1/4% preferred securities and common securities and investing the proceeds in 9 1/4% subordinated debt securities issued by Salomon Inc due June 30, 2026. All payments associated with the 9 1/4% preferred securities are fully and unconditionally guaranteed by Salomon Inc. The common securities are directly owned by Salomon Inc.

         The 9 1/2% per annum on the TRUPS units was accrued from date of issuance and is payable quarterly, commencing September 30, 1996. Tax counsel to the Company has advised the Company that the 9 1/4% interest on the subordinated debt security will be deductible for Federal income tax purposes. The Company has entered into an interest rate swap agreement to effectively convert the fixed rate obligations on the TRUPS units to variable rate obligations.

         It is the Company's understanding that the rating agencies, in their analysis of the Company's capital structure, will treat the TRUPS units similarly to the Company's perpetual preferred stock. The TRUPS units are redeemable at the option of the Company at any time on or after June 30, 2001. However, if the purchase contracts are accelerated or exercised by the Company and the holders elect not to settle the purchase contracts by delivering the Trust preferred security, the right of the Company to cause the preferred stock to be redeemed is postponed for five years. The Series F Preferred is redeemable at the Company's option at any time on or after June 30, 2001 or the date of issue, if later.


4.       Net Capital

         Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's principal regulated subsidiaries are discussed below.

         Salomon Brothers Inc ("SBI") is registered as a broker-dealer with the U.S. Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at September 30, 1996, SBI's net capital was $1,529 million, $1,499 million in excess of minimum regulatory requirements.

         Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures Authority ("SFA") in accordance with the Financial Services Act 1986. The SFA requires SBIL to have available at all times financial resources, as defined, sufficient to demonstrate continuing compliance with its rules. At September 30, 1996, SBIL's financial resources were $475 million in excess of minimum regulatory requirements.

         Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers AG ("SBAG") are also subject to requirements to maintain specified levels of net capital or its equivalent. At September 30, 1996, SBAL's net capital was $294 million above the minimum required by Japan's Ministry of Finance. SBAG's net capital was $76 million above the minimum required by Germany's Banking Supervisory Authority.

         In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco") must maintain minimum levels of capital in accordance with agreements with its rating agencies. At September 30, 1996, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.


5.       Expected Fourth Quarter Transactions

         As previously reported, Basis Petroleum Inc. ("Basis") signed a non-binding letter of intent with Howell Corporation, providing that following a definitive agreement the two entities will contribute their respective crude oil gathering, marketing and transportation activities to form a Master Limited Partnership ("MLP"). The book value of the fixed assets being contributed by Basis was approximately $3 million at September 30, 1996. The new entity would be 54% owned by Basis and 46% owned by Howell Corporation. Concurrent with the formation of the MLP, it is expected that, subject to market conditions and satisfactory resolution of certain other matters, interests in the MLP will be offered for sale to the public pursuant to a prospectus.

         In September 1996, subsidiaries of the Company reached an agreement to sell their interests in twelve limited service hotels to Hudson Hotels for $61 million.

         These transactions, when and if completed, are expected to result in a total pretax gain of approximately $70 million.


6.       Business Unit Revenues

         Global investment banking and securities activities are conducted by Salomon Brothers Holding Company Inc and its subsidiaries ("Salomon Brothers"). Commodities trading activities are conducted by Phibro Inc. and its subsidiaries ("Phibro"). Oil refining and marketing activities are conducted by Basis. "Corporate and Other" includes the results of Phibro Energy Production, Inc. ("PEPI"), an investor in the White Nights Limited Liability Company ("White Nights") a Russian-American oil production venture located in Western Siberia. Also included in Corporate and Other are the results of The Mortgage Corporation Limited and its affiliates ("TMC"), inclusive of a 1996 third quarter pretax gain of $48 million resulting from the sale of TMC to First National Building Society of Ireland.

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


Revenues by Business Unit
The following tables present revenues, net of interest expense, by business unit for the three and nine months ended September 30, 1996 and 1995.


Three Months Ended September 30, 1996
                                                     Principal
                                                   Transactions
                                                       & Net
                                                   Interest and      Investment
(Dollars in millions)                                Dividends        Banking       Commissions       Other         Total
-----------------------------------------------------------------------------------------------------------------------------
Salomon Brothers:

  Fixed income sales and trading                   $      595     $        -      $        3      $        -    $      598
  Equity sales and trading                                (87)             -              65              (4)          (26)
  Global investment banking                                 -            187               -               -           187
  Asset management                                          1              -               -              12            13
------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers' revenues, net of interest expense       509            187              68               8           772
Phibro                                                     36              -               -               -            36
Basis Petroleum                                           (11)             -               -             (26)          (37)
Corporate and Other                                        (4)             -               1              48            45
------------------------------------------------------------------------------------------------------------------------------
Salomon Inc revenues, net of interest expense      $      530     $      187      $       69      $       30    $      816
==============================================================================================================================

Three Months Ended September 30, 1995
                                                     Principal
                                                   Transactions
                                                       & Net
                                                   Interest and      Investment
(Dollars in millions)                                Dividends        Banking        Commissions        Other         Total
-----------------------------------------------------------------------------------------------------------------------------
Salomon Brothers:

  Fixed income sales and trading                   $    723      $         -     $         8      $        2    $      733
  Equity sales and trading                              122                -              73               1           196
  Global investment banking                               -              128               -               -           128
  Asset management                                        -                -               -               9             9
------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers' revenues, net ofinterest expense      845              128              81              12         1,066
Phibro                                                  103                -               -               2           105
Basis Petroleum                                          (7)               -               -               9             2
Corporate and Other                                       6                -               1               1             8
------------------------------------------------------------------------------------------------------------------------------
Salomon Inc revenues, net of interest expense      $    947      $       128     $        82      $       24    $    1,181
==============================================================================================================================

Nine Months Ended September 30, 1996
                                                     Principal
                                                   Transactions
                                                       & Net
                                                   Interest and      Investment
(Dollars in millions)                                Dividends        Banking       Commissions       Other         Total
-----------------------------------------------------------------------------------------------------------------------------
Salomon Brothers:
  Fixed income sales and trading                   $    2,025    $         -     $        11      $        -    $    2,036
  Equity sales and trading                                 88              -             222              (4)          306
  Global investment banking                                 -            619               -               -           619
  Asset management                                          2              -               -              34            36
------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers' revenues, net of interest expense     2,115            619             233              30         2,997
Phibro                                                    253              -               -               -           253
Basis Petroleum                                           (27)             -               -             (59)          (86)
Corporate and Other                                        15              -               1              48            64
------------------------------------------------------------------------------------------------------------------------------
Salomon Inc revenues, net of interest expense      $    2,356    $       619     $       234      $       19    $    3,228
==============================================================================================================================

Nine Months Ended September 30, 1995
                                                     Principal
                                                   Transactions
                                                       & Net
                                                   Interest and      Investment
(Dollars in millions)                                Dividends        Banking        Commissions       Other         Total
------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers:
  Fixed income sales and trading                   $  1,190       $        -      $       32      $        2    $    1,224
  Equity sales and trading                              426                -             216               1           643
  Global investment banking                               -              304               -               -           304
  Asset management                                        -                -               -              28            28
  Other                                                   4                -               2               -             6
------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers' revenues, net of interest expense   1,620              304             250              31         2,205
Phibro                                                  108                -               -               4           112
Basis Petroleum                                         (20)               -               -              (7)          (27)
Corporate and Other                                      31                -               2               2            35
------------------------------------------------------------------------------------------------------------------------------
Salomon Inc revenues, net of interest expense      $  1,739      $       304     $       252      $       30    $    2,325
==============================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share amounts                                 Three months                   Nine months
Period ended September 30,                                                  1996          1995           1996           1995
---------------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes:
   Salomon Brothers                                                 $       176    $       381    $     1,069    $       497
   Phibro                                                                     7             68            135             29
   Basis Petroleum                                                          (46)            (9)          (114)           (59)
   Corporate and Other                                                       49             (1)            41              7
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  186            439          1,131            474
Income tax expense                                                           74            171            452            185
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $       112    $       268    $       679    $       289
=================================================================================================================================
Per common share:
Primary earnings                                                    $      0.88    $      2.36   $       5.90   $       2.22
Fully diluted earnings*                                                    0.85           2.10           5.41           2.19
Cash dividends                                                             0.16           0.16           0.48           0.48
Book value at period-end                                                  40.67          34.49          40.67          34.49
=================================================================================================================================
Annualized return on average common stockholders' equity:
Primary                                                                     8.7 %         28.0  %        20.2 %          8.9 %
Fully diluted*                                                              8.5           24.6           18.6            8.6
=================================================================================================================================

* Assumes conversion of redeemable preferred stock unless such assumption results in higher earnings per share, book value or return on equity than determined under the primary method.

Two of Salomon Inc's significant businesses, Salomon Brothers and Phibro, are subject to a high degree of quarterly earnings volatility, thus, such results are better evaluated over periods of a year or more. Salomon Brothers' and Phibro's businesses are driven significantly by trading activities. At Salomon Brothers, these include market-making across a broad range of financial and derivative instruments. Volatility in this business is a consequence of changes in market conditions, including price levels and levels of market trading volume. Salomon Brothers and Phibro also execute proprietary trading strategies which frequently have longer-term time horizons. Interim results of proprietary trading, which reflect quarter-end market values of all positions, are volatile. The combination of these factors causes Salomon Inc's interim results to be more volatile than those of its competitors. Year-to-year and quarter-to-quarter results have varied materially in recent years and can be expected to continue to vary materially in the future.

In a rapidly changing and increasingly global marketplace, a major challenge the Company faces is its ability to effectively manage operational risk by enhancing its technological capabilities and back office support functions. The Company is subject to increased risks with respect to its trading activities in emerging markets securities, where clearance, settlement and custodial activities continue to evolve. Additional challenges include the enhancements necessary for the transition of the Company's systems to be able to process dates starting with the year 2000 as well as the technological implications of European monetary union.

Salomon Inc recorded net income of $112 million, or $.85 per common share on a fully diluted basis, for the third quarter of 1996, compared with net income of $268 million, or $2.10 per common share on a fully diluted basis in the comparable 1995 quarter. Net income for the nine months ended September 30, 1996 was $679 million, or $5.41 per share on a fully diluted basis, up from $289 million or $2.19 per common share on a fully diluted basis for the 1995 nine month period.

Corporate and Other includes certain Salomon Inc corporate-level expenses that cannot be attributed to any of the Company's businesses; the results of PEPI, whose primary asset is its investment in White Nights; and the results of TMC. Results for the 1996 third quarter include a pretax gain of $48 million ($31 million aftertax) from the sale of TMC. Results also include a reduction in environmental reserves as a result of favorable experience in the management of such exposures.

See Note 5 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the expected fourth quarter sale of twelve limited service hotels to Hudson Hotels.


Salomon Brothers

Results of Operations
Dollars in millions
                                                           Three months       Percent            Nine months      Percent
Period ended September 30,                               1996        1995     Change          1996        1995    Change
------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense:
   Global investment banking:
       Advisory                                     $       65   $      66        (2)%   $      197   $     170       16%
       Equity underwriting                                  83          32       159            268          99      171
       Debt underwriting                                    39          30        30            154          35      340
------------------------------------------------------------------------------------------------------------------------------
   Total global investment banking                         187         128        46            619         304      104
   Fixed income sales and trading                          598         733       (18)         2,036       1,224       66
   Equity sales and trading                                (26)        196       n/m            306         643      (52)
   Asset management                                         13           9        44             36          28       29
   Other                                                     -           -       n/m              -           6      n/m
------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense             $      772   $   1,066       (28)%   $    2,997   $   2,205       36%
==============================================================================================================================
Income before income taxes                          $      176   $     381       (54)%   $    1,069   $     497      115%
==============================================================================================================================

n/m - not meaningful

Salomon Brothers, the Company's global investment banking and securities business, recorded pretax income of $176 million in the third quarter of 1996, compared with pretax income of $381 million in the third quarter of 1995. For the 1996 nine month period, Salomon Brothers recorded pretax income of $1.1 billion, more than double the $497 million reported for the comparable period of 1995.

Global investment banking revenues were $187 million in the third quarter of 1996, up 46% from the third quarter of 1995, reflecting a doubling of underwriting revenues. Global investment banking revenues for the nine months ended September 30, 1996 were $619 million, up from $304 million in the comparable 1995 period. The year-over-year increase in revenues was attributable to a significant improvement in domestic equity and debt underwriting revenues, combined with a higher level of advisory fees. Salomon Brothers ranked third as a lead manager in underwriting domestic public new issues for both the three and nine month periods ended September 30, 1996 (Securities Data Company results, measured by total volume of domestic debt and equity public new issues, with full credit to lead). Underwriting rankings were much weaker in Europe and Asia.

Fixed income sales and trading net revenues (total revenues less interest expense) in the third quarter of 1996 were $598 million, down from the exceptional $733 million recorded in the 1995 third quarter, reflecting a decline in both proprietary and customer sales and trading net revenues. Fixed income sales and trading net revenues were $2.0 billion for the nine months ended September 30, 1996, compared with $1.2 billion in the 1995 nine month period. The increase in nine month revenues reflects strong performances both in trading for Salomon Brothers' own account and in customer sales and trading.

Equity sales and trading net revenues were negative $26 million for the quarter, compared with positive results of $196 million in the third quarter of 1995. For the nine months ended September 30, 1996, equity sales and trading revenues were $306 million, down from $643 million in the 1995 nine month period. The decline in third quarter and nine month equity sales and trading net revenues primarily reflects losses associated with long-term proprietary equity strategies.

Noninterest Expenses
Dollars in millions
                                                            Three months         Percent              Nine months         Percent
Period ended September 30,                              1996           1995      Change          1996          1995       Change


-----------------------------------------------------------------------------------------------------------------------------------

Compensation and employee-related expenses         $      416    $     515       (19)%      $   1,425      $   1,217        17%
===================================================================================================================================
Compensation expense ratio*                                70%          57%                        57%            71%
===================================================================================================================================
Non-compensation expenses:
    Technology                                     $       67    $      60        12%       $     174      $     181        (4)%
    Occupancy                                              41           44        (7)             125            124         1
    Professional services and business development         40           39         3              119            107        11
    Clearing and exchange fees                             20           15        33               54             47        15
    Other                                                  12           12         -               31             32        (3)
-----------------------------------------------------------------------------------------------------------------------------------
Total non-compensation expenses                    $      180    $     170         6%       $     503      $     491         2%
===================================================================================================================================
Non-compensation expense ratio**                           23%          16%                        17%            22%
====================================================================================================================================

* Compensation and employee-related expenses as a percentage of earnings before income taxes and compensation and employee-related expenses.
**Non-compensation expenses as a percentage of revenues, net of interest expense.

Compensation expense is significantly impacted by the Firm's performance. It is the Company's practice to adjust incentive compensation each quarter based upon the compensation year-to-date earnings. September 30, 1996 marked the end of Salomon Brothers most recent compensation year. Third quarter 1996 compensation and employee-related expenses decreased $99 million from the third quarter of 1995, reflecting, among other factors, the decline in Salomon Brothers' earnings. Compensation and employee-related expenses for the nine months ended September 30, 1996 were $1.4 billion compared with $1.2 billion in the comparable 1995 period. The increase was attributable to an improvement in Salomon Brothers' performance, increases in market level compensation and increased headcount. Salomon Brothers anticipates increasing headcount by up to 500 in the next twelve months. The Company currently expects that approximately half of this increase will be in production, which equates to the same growth rate as 1996. The increase in support headcount is primarily related to technology.

Noncompensation expenses were $180 million in the 1996 third quarter compared with average quarterly recurring noncompensation expenses of $168 million for the prior four quarters. The increase in the 1996 third quarter was primarily attributable to a higher level of technology hardware purchases and an increase in clearing and exchange fees. Looking ahead, Salomon Brothers expects that over the next year, on average, its level of recurring noncompensation expenses will likely increase modestly from the aforementioned $168 million level.


Phibro

Condensed Statement of Income
Dollars in millions
                                                           Three months        Percent            Nine months          Percent
Period ended September 30,                              1996         1995       Change         1996          1995      Change
---------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                  $      36     $    105         (66)%    $    253       $   112        126%
---------------------------------------------------------------------------------------------------------------------------------
Compensation and employee-related expenses                20           30         (33)           93            61         52
Other general and administrative expenses                  9            7          29            25            22         14
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                29           37         (22)          118            83         42
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                         $       7     $     68         (90)%    $    135       $    29        366%
=================================================================================================================================
Compensation expense ratio *                              74%          31%                       41%           68%
Non-compensation expense ratio**                          25            7                        10            20
=================================================================================================================================

* Compensation  and  employee-related  expenses as a  percentage  of earnings  before  income  taxes and  compensation  and employee-related expenses.
**Other general and administrative expenses as a percentage of revenues, net of interest expense.

Phibro's strategy is to take positions in commodities on a longer-term basis while also engaging in counterparty flow business on a short-term basis. Phibro's operating results are subject to a high degree of quarterly volatility, thus, such results are better evaluated over the longer term. Phibro recorded pretax income of $7 million in the third quarter of 1996, compared with $68 million in the comparable 1995 period. For the nine months ended September 30, 1996, Phibro recorded pretax income of $135 million, up from $29 million in the 1995 nine month period. Compensation and employee-related expenses in the third quarter include $3 million of severance related expenses. Severance expenses are attributable to Phibro's plan to reduce headcount worldwide by 20% to 25%, including discontinuing trading of certain non-terminal market commodities (such as coal, coke and fertilizer). Future costs associated with the downsizing are not expected to be material to the Company. Phibro expects that the downsizing will result in a reduction of ongoing operating expenses. Other general and administrative expenses for the 1996 three and nine month periods increased by $2 million and $3 million, respectively, over the comparable 1995 periods.


Basis Petroleum

Condensed Statement of Income
Dollars in millions
                                                           Three months       Percent            Nine months         Percent
Period ended September 30,                               1996        1995     Change           1996        1995       Change
--------------------------------------------------------------------------------------------------------------------------------

Sales                                               $    2,067   $   2,206        (6)%     $   6,743   $   7,010        (4)%
Cost of sales                                            2,093       2,196        (5)          6,803       7,016        (3)
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                    (26)         10       n/m             (60)         (6)     (900)
Net interest and other                                     (11)         (8)      (38)            (26)        (21)      (24)
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss),  net of interest and other        (37)          2       n/m             (86)        (27)     (219)
--------------------------------------------------------------------------------------------------------------------------------
Compensation and employee-related expenses                   6           8       (25)             17          21       (19)
Other expenses                                               3           3         -              11          11         -
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                   9          11       (18)             28          32       (13)
--------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                            $      (46)  $      (9)     (411)%     $    (114)  $     (59)      (93)%
================================================================================================================================

*n/m - not meaningful

Basis, the Company's oil refining and marketing business, recorded a pretax loss of $46 million in the third quarter of 1996, compared with a pretax loss of $9 million in the third quarter of 1995. The decline in Basis' results was attributable to weaker U.S. Gulf Coast refining margins and weaker results in its crude oil gathering and petrochemicals businesses. For the nine months ended September 30, 1996, Basis recorded a pretax loss of $114 million, compared with a pretax loss of $59 million in the comparable nine month period of 1995. Basis' 1996 nine month results were adversely impacted by historically weak refining margins and a severely backwardated crude oil market, partially offset by $23 million of nonrecurring income recorded in the second quarter of 1996. The nonrecurring income resulted from a reduction of Basis' minimum crude oil inventory needed to support refining activities. At September 30, 1996, this inventory, which is carried at the lower of aggregate cost or market, had a carrying value of $132 million and a market value of $204 million. Basis' 1996 nine month results also include $11 million of nonrecurring start-up expenses ($3 million in the third quarter) in connection with the Residfiner/ROSE unit complex.

In August 1996, Basis' Residfiner/ROSE unit complex became operational at its Texas City refinery. This enables Basis to improve margins by processing heavier, lower cost, crude oil feedstocks into higher valued refined products while significantly reducing Basis' exposure to the residual fuel oil market. For several weeks after becoming operational the complex was in a start-up mode, resulting in a less than optimal throughput and yield. Nevertheless, the complex contributed to an improvement in gross refining margins later in the quarter that offset the incremental operating costs attributable to the complex that were incurred throughout the quarter. The aggregate impact of the
Residfiner/ROSE unit complex on Basis' third quarter results was not significant. Basis estimates that its pretax loss for the quarter ended September 30, 1996 would have been reduced by $20-$25 million assuming the operation of a fully optimized Residfiner/ROSE unit complex for the entire quarter. In periods of depressed crackspreads and tightness in the spreads between heavy and light crudes, a fully optimized Residfiner/ROSE unit complex, in and of itself, is not enough to restore Basis' refining operations to profitability. Further, as a consequence of ROSE unit engineering modifications that required the unit to be taken off-line for approximately one month, Basis will not capture the full benefit of the Residfiner/ROSE unit complex in the fourth quarter of 1996.

At September 30, 1996, the Company's total investment in Basis was $1.0 billion, comprised of $144 million of working capital advances, $525 million of intercompany subordinated debt and $365 million in equity. Basis is not directly linked to the Company's primary broker-dealer and commodities businesses. The Company will seek to maximize shareholder value with respect to Basis, which, depending upon opportunities, could include reducing or eliminating the Company's interest in Basis or in particular assets of Basis. As more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the vast majority of the Company's assets and liabilities are carried at either market or fair value or amounts which approximate market or fair value. The most significant exception to the Company's mark-to-market practice is the accounting model applied by Basis. Basis accounts for its refining facilities, including the Residfiner/ROSE unit complex, at historical cost less accumulated depreciation. Statement of Financial Accounting Standards No. 121 provides accounting guidance with regard to the impairment of long-lived assets, requiring an impairment adjustment if expected future cash flows, undiscounted and excluding interest, are less than the asset carrying value. Management has concluded that, pursuant to this standard, no impairment adjustment is warranted. This does not mean, however, that Basis' refining assets could be sold at a price at least equal to their carrying value. Indeed, a sale of Basis' refining assets during a prolonged period of depressed refining margins would likely result in a price less than the carrying value of those assets. A sale in a different environment might produce a price higher or lower than carrying value based upon the variety of factors that affect market conditions for refining assets.

See Note 5 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the expected fourth quarter MLP public offering.

SALOMON INC
Capital and Liquidity Management

Dollars in millions
-----------------------------------------------------------------------------------------------------------------------------------
                                                   September 30,      June 30,        March 31,      December 31,    September 30,
Quarter ended                                           1996            1996            1996            1995              1995
-----------------------------------------------------------------------------------------------------------------------------------

Average Weekly Balance Sheet Information:
Government and agency securities - U.S.           $       45,464   $    43,106     $     44,470   $       41,446    $       33,871
Government and agency securities - non-U.S.               32,017        34,770           35,001           34,466            33,202
Financial options and contractual commitments              5,061         5,619            6,230            5,731             5,988
Other financial instruments owned                         21,481        20,372           19,206           20,421            18,500
-----------------------------------------------------------------------------------------------------------------------------------
Total financial instrument inventories                   104,023       103,867          104,907          102,064            91,561
-----------------------------------------------------------------------------------------------------------------------------------
Securities purchased under agreements to resell           60,971        60,087           56,909           51,348            42,123
Securities borrowed                                       16,672        15,170           16,783           17,219            14,694
Other assets                                               9,300        13,380           12,472           13,002            14,122
----------------------------------------------------------------------------------------------------------------------------------
Average total assets                              $      190,966   $   192,504     $    191,071   $      183,633    $      162,500
===================================================================================================================================
Period-end total assets                           $      190,987   $   181,445     $    185,341   $      188,428    $      162,586
===================================================================================================================================
Period-end net assets*                            $      129,335   $   125,434     $    128,484   $      140,006    $      119,089
===================================================================================================================================
Average net assets*                               $      129,995   $   132,417     $    134,162   $      132,285    $      120,377
===================================================================================================================================
Average net assets, excluding securities
  borrowed and government securities*             $       35,842   $    39,371     $     37,908   $       39,154    $       38,610
===================================================================================================================================
Long-term capital at period-end                   $       16,334   $    16,253     $     15,685   $       15,433    $       16,112
===================================================================================================================================
Ratios at period-end:**
Working capital coverage                                    1.11          1.13             1.10             1.10              1.24
Total capital basis double leverage                         0.81          0.82             0.88             0.98              0.88
Equity capital basis double leverage                        0.85          0.90             0.98             1.19              1.18
Average net assets to total equity*                           23            25               26               28                26
Average net assets, excluding securities borrowed
    and  government securities, to total equity*               6             7                7                8                 8
===================================================================================================================================
Common shares outstanding (in millions)                    105.3         105.2            106.5            106.4             106.4
===================================================================================================================================

* Net assets are total assets less securities purchased under agreements to resell.
**For equity-based ratios, total equity includes the Company's common equity, perpetual preferred stock, redeemable preferred stock and TRUPS.

Average assets for the third quarter of 1996 were $191 billion, down slightly from the $193 billion in the second quarter of 1996. Due to the nature of the Company's trading and funding activities, including its matched-book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

The Company's long-term capital includes common equity, TRUPS units, redeemable preferred stock, perpetual preferred stock, unsecured obligations and long-term deferred taxes. Long-term capital includes all amounts maturing beyond one year and a portion of amounts maturing between six months and one year (weighted by maturity), and excludes all amounts scheduled to mature within six months. Long-term capital increased from $15.4 billion at December 31, 1995 to $16.3 billion at September 30, 1996. The increase of approximately $1 billion reflects growth in retained earnings, the issuance of $345 million of TRUPS (See Note 3 to the Unaudited Condensed Consolidated Financial Statements) in the third quarter of 1996, a $250 million issuance of Cumulative Preferred Stock, Series E in the first quarter of 1996 and term debt issuances (net of retirements and rolloffs).

The Company's equity capital basis double leverage ratio was 0.85 at September 30, 1996, down considerably from 1.19 at December 31, 1995. Equity capital basis double leverage is computed by dividing the equity of the Company's operating units by the sum of the Company's common equity, TRUPS and perpetual and redeemable preferred stock. Excluding redeemable preferred, except for the $140 million that was converted to common equity on October 29, 1996 (as discussed below), the equity basis double leverage ratio at September 30, 1996 was 0.92.

On October 29, 1996 Berkshire Hathaway Inc ("Berkshire") converted 140,000 shares ($140 million) of Series A cumulative preferred stock into Salomon Inc common stock (3.7 million shares). In addition, on September 12, 1996 Berkshire, in its Securities and Exchange Commission 13D filing, stated that at some point in the future it may sell notes exchangeable for Salomon Inc common stock at a premium above the market price of such stock at the time the notes are issued. At Berkshire's request, the Company filed a shelf registration statement which would permit Berkshire to deliver Salomon Inc common stock in exchange for up to $400 million of notes that it might sell. Berkshire has indicated that the above transactions are dependent upon the specific price and terms that are available in the context of market conditions.

On August 15, 1996, the Company redeemed all $112.5 million of its outstanding 9.5% Cumulative Preferred Stock, Series C.

Salomon Inc's commercial paper credit ratings at September 30, 1996 remained unchanged from the previous quarter. During the quarter, Fitch assigned a "positive" outlook to Salomon Inc's ratings for commercial paper, long-term debt and preferred equity. In addition, both IBCA and Thomson Bankwatch upgraded Salomon's issuer rating to B/C from C. Thomson Bankwatch also upgraded its short-term ratings to TBW-1 and assigned a new long-term debt rating of A. As of October 31, 1996 the Company's credit ratings were as follows:


                                                                             Duff &                     Thomson
                                Moody's        S&P             Fitch         Phelps       IBCA          Bankwatch
--------------------------- -------------- --------------- ------------- ------------ ------------- ---------------
Long-term debt                  Baa1            BBB            BBB+          A-            A-            A
Commercial paper                 P-2             A2            F-2           D-1           A1            TBW-1
Issuer                                                                                     B/C            B/C
--------------------------- -------------- --------------- ------------- ------------ ------------- ---------------

Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $3.4 billion at September 30, 1996. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high-yield securities exclude the collateralized portion of "Brady Bonds," but include such securities to the extent they are not collateralized. Unrated securities with market yields comparable to entities rated below "triple B-" are also included in high-yield securities. Aggregate high-yield securities at September 30, 1996 were not materially different from the level that prevailed at December 31, 1995 although certain unrated (by internationally recognized rating agencies) securities, previously excluded from high-yield securities, are now included.
The largest single high-yield exposure was $140 million at September 30, 1996.

Book value per share increased to $40.67 at September 30, 1996, from $35.84 at December 31, 1995. As previously reported, in April 1996 the Company repurchased
1.3 million common shares for $49 million as a result of a partial restructuring of the Company's Equity Partnership Plan ("EPP"). At September 30, 1996, shares authorized for additional repurchase totaled 8.5 million shares. On or about December 6, 1996, restrictions will be lifted on approximately 2.6 million shares of Salomon Inc common stock (net of withholding tax requirements) that were awarded to EPP participants in 1991. The EPP is a deferred compensation plan that distributes Salomon Inc common stock to plan participants. Shares awarded to participants are purchased in the open market by the EPP's trustee. Unawarded shares held by the trustee, as well as shares held in participants' accounts, are considered outstanding for the purpose of computing earnings per share. In addition, it is management's intention to issue, in the 1996 fourth quarter, stock options covering approximately 50% of the 3.5 million shares previously authorized under the Salomon Inc Stock Incentive Plan of 1994.


SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                          Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                           September 30,   June 30,       March 31,    December 31,    September 30,
Dollars in millions, except per share amounts                  1996          1996            1996          1995             1995
------------------------------------------------------------------------------------------------------------------------------------
For the quarter:
Revenues:

     Principal transactions, including net interest
          and dividends                                    $       530    $       877    $       949  $        578    $       947
     Investment banking                                            187            251            181           168            128
     Commissions and other                                          99             91             63            80            106
------------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                  816          1,219          1,193           826          1,181
------------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
     Compensation and employee-related                             447            551            556           425            557
     Other noninterest expenses                                    183            184            176           167            185
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                         630            735            732           592            742
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         186            484            461           234            439
Income tax expense                                                  74            193            185            66            171
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $       112    $       291    $       276  $        168    $       268
====================================================================================================================================
Annualized return on average common stockholders' equity:
       Primary                                                     8.7%          26.1%          26.4%         16.4%          28.0%
       Fully diluted*                                              8.5           23.8           24.0          15.1           24.6
====================================================================================================================================
Income (loss) before taxes:
     Salomon Brothers                                      $       176    $       525    $       368  $        207    $       381
     Phibro                                                          7            (17)           145            56             68
     Basis Petroleum                                               (46)           (13)           (55)          (32)            (9)
     Corporate and Other                                            49            (11)             3             3             (1)
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                        $       186    $       484    $       461  $        234    $       439
====================================================================================================================================
Per common share:
     Primary earnings                                      $      0.88 $         2.58    $      2.44  $       1.42    $      2.36
     Fully diluted earnings*                                      0.85           2.34           2.21          1.32           2.10
     Cash dividends                                               0.16           0.16           0.16          0.16           0.16
     High market price                                          46 7/8         44 1/4         39 1/4        40 5/8         41 1/8
     Low market price                                           38             36 1/8         34 7/8        33 7/8         34 3/4
     Ending market price                                        45 5/8         44             37 1/2        35 3/8         38 1/2
     Book value at period-end*                                   40.67          40.08          37.98         35.84          34.49
====================================================================================================================================
Salomon Brothers' full-time employees                            6,683          6,370          6,337         6,409          6,561
Salomon Inc's full-time employees                                8,557          8,424          8,365         8,439          8,591
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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         12.a     Calculation of ratio of earnings to fixed charges*

         12.b     Calculation of ratio of earnings to combined fixed charges and preferred dividends*

         27       Financial Data Schedule*

         *filed herewith


(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated September 12, 1996, reporting under Item 5 ("Other Events") the issuance of a press release.

         The Company filed a Current Report on Form 8-K dated October 22, 1996, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           Salomon Inc
                                                          (Registrant)



Date     November 14, 1996                            /s/ Richard Carbone
                                                     Controller and Chief
                                                       Accounting Officer



Date     November 14, 1996                           /s/ Arnold S. Olshin
                                                            Secretary

                             Form 10-Q Exhibit Index


The following exhibits are filed herewith:


Exhibit Number

         12.a              Calculation of ratio of earnings to fixed charges

         12.b              Calculation of ratio of earnings to combined fixed
                                    charges and preferred dividends

         27                Financial Data Schedule