Form 10-K405
period 1996-12-31
SALOMON INC
filed 1997-03-31
CIK 200245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission File Number 1-4346

                                   SALOMON INC
             (Exact name of registrant as specified in its charter)

                  Delaware                                                        22-1660266
           (State of incorporation)                                  (I.R.S. Employer Identification No.)

Seven World Trade Center, New York, New York 10048                           (212) 783-7000
(Address of principal executive offices)(Zip Code)                           (Registrant's telephone number,
                                                                             including area code)

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

9.50% Trust Preferred Stock ("TRUPS") Units consisting of
   9.25% Preferred Securities of SI Financing Trust I                         New York Stock Exchange
   and SI Purchase Contracts

Depositary Shares, Each Representing a One-Twentieth Interest in a
   Share of 8.08% Cumulative Preferred Stock, Series D                        New York Stock Exchange

Depositary Shares, Each Representing a One-Twentieth Interest in a
   Share of 8.40% Cumulative Preferred Stock, Series E                        New York Stock Exchange

6.25% Exchangeable Notes due 2001                                             New York Stock Exchange


Securities registered pursuant to                                    Number of shares of common stock
     Section 12(g) of the Act:                                       outstanding at February 28, 1997:
               NONE                                                             109,296,178

                                                                         Aggregate market value at
                                                                             February 28, 1997:
                                                                                $6.1 billion


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X    NO
                                   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:
  Salomon Inc 1996 Annual Report Financial Information (incorporated in 10-K Parts I, II and I1V)
  Proxy Statement for the 1997 Annual Meeting of Stockholders (incorporated, in part, in 10-K Part III)

                                     PART I

Item 1.* Business

         Salomon Inc (the "Company") was incorporated in 1960 under the laws of the State of Delaware. At December 31, 1996, the Company had 8,614 full time employees, including 1,468 at Basis Petroleum, a discontinued operation. Information concerning the business of Salomon Inc under the following captions in Exhibit 13, "Salomon Inc 1996 Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

                  Salomon Inc - Overview of 1996 (on pages 11 through 13)

                  Salomon Brothers - Description of Business (on pages 15 through 16)

                  Phibro - Description of Business (on page 20)

                  Note 1 Revenues by Business Activity (on pages 58 through 61)

                  Note 2 Discontinued Operations (on pages 61 through 62)

                  Note 3 Industry Segment and Geographic Data (on pages 62 through 63)

                  Note 12 Capital Requirements (on pages 71 through 72)




Item 2.  Properties

         Since 1991, the Company's headquarters have been at Seven World Trade Center, located in lower Manhattan, New York. In 1993, a subsidiary of Salomon Brothers purchased two long-term leasehold interests in property located in London that was previously leased on a short-term basis. Salomon Brothers' 132,000-square-foot operational support facility in Tampa, Florida was completed and became fully operational in 1992. The Tampa facility provides clearing and operational support services primarily for Salomon Brothers' New York-based sales, trading and investment banking activities.

--------
*This Form 10-K includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including (without limitation) such things as expansion and other development trends of the securities industry, business strategy, expansion and growth of the Company's business and operations and certain matters discussed under Part


I, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (incorporated herein by reference) ("MD&A"), including (without limitation), "Salomon Inc--Consolidated Salomon Inc Results," "Salomon Brothers--Description of Business," "Derivative Instruments" and "Risk Management" and under Note 2 and Note 18 to the Company's Consolidated Financial Statements, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including (without limitation) the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation, the completion of the pending disposition of certain discontinued operations and regulation and the other risks and uncertainties detailed in MD&A, including (without limitation) those included under "Risk Management", and in Notes 2 and 18 to the Company's Consolidated Financial Statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

         Further information concerning the Company's properties under the following captions in Exhibit 13, "Salomon Inc 1996 Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

                  Salomon Brothers - Description of Business (on pages 15 through 16)

                  Phibro - Description of Business (on page 20)

                  Note 5 Property, Plant and Equipment (on page 64)

Item 3. Legal Proceedings

        In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against SBI and Salomon Brothers Realty Corporation ("SBRC") in the United States District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc. and Salomon Brothers Realty Corp., (92 Civ. 5883 (MEA)). The second amended complaint alleges that three purchases by APT from Salomon of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated RICO and state law.

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

         By decision and order dated June 13, 1996, the Court (i) granted in part defendants' motion for summary judgment on the federal ERISA claims, dismissing counts I and III of the second amended complaint and any claims contained in count II which are premised on an alleged breach of fiduciary duty;
(ii) otherwise denied defendants' motion for summary judgment as it related to the remaining portions of the claims in count II; (iii) denied plaintiffs' motion for partial summary judgment with respect to count II; and (iv) granted plaintiffs' motion for summary judgment dismissing defendants' counterclaims against Ameritech for contribution. Defendants' alternative motion for summary judgment on the state law claims remains pending. Each of the Department of Labor and the Internal Revenue Service has advised SBI that it was or is reviewing the transactions in which APT acquired such participation interests. With respect to the Internal Revenue Service investigation, the Company, SBI and SBRC have consented to extensions of time for the assessment of excise taxes which may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. On August 15, 1996 the IRS sent the Company, SBI and SBRC what appeared to be draft "30 day letters" with respect to the transactions and the Company, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30 day letters to such entities. On October 21, 1996, the Company, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue 30 day letters with respect to the transactions.

         Between May 1994 and the present, SBI, along with a number of other broker-dealers, was named as a defendant in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on Nasdaq violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the price bid and the price asked for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re Nasdaq Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996(RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel
v. Merrill Lynch & Co., Inc., et al., Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.


         In the federal suits, the plaintiffs purport to represent the class of persons who bought one or more of what they currently estimate to be approximately 1,650 securities on Nasdaq between May 1, 1989, and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorneys' fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the federal suits filed an amended consolidated complaint that defendants answered in December 1995. On November 26, 1996, the Court certified a class composed of retail purchasers. A motion to include institutional investors in the class and to add class representatives is also pending. Discovery on the merits is now proceeding.

         On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in Nasdaq stocks. The complaint basically alleged that a common understanding arose among Nasdaq market makers which worked to keep quote spreads in Nasdaq stocks artificially wide. Contemporaneous with the filing of the complaint, SBI and the other defendants entered into a stipulated settlement agreement which, if approved, will result in dismissal of the complaint. In entering into the stipulated settlement, SBI did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. SBI did agree to follow certain standards with respect to Nasdaq market-making and to implement certain compliance procedures. A motion to approve the settlement is pending.

         The Securities and Exchange Commission ("SEC") is also conducting an intensive review of the Nasdaq marketplace, during which it has subpoenaed documents and taken the depositions of various individuals including SBI personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the Nasdaq market. The SEC's investigation of other participants in the Nasdaq market is not yet complete.

         Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), under certain circumstances, a potentially responsible party ("PRP"), may be held jointly and severally liable, without regard to fault, for response costs at a CERCLA site. A PRP's ultimate cost at a site generally depends on its involvement with the site and the nature and extent of contamination, the remedy selected, the role of other PRPs in creating the alleged contamination and the availability of contribution from those PRPs, as well as any insurance or indemnification agreements which may apply. In most cases, both the resolution of the complex issues involved and any necessary remediation expenditures occur over a number a years.

         In 1988, a subsidiary of Salomon Inc, The S.W. Shattuck Chemical Company, Inc. ("Shattuck"), along with 350 industrial, municipal and other entities, was named by the federal Environmental Protection Agency ("EPA") as a PRP subject to liability under CERCLA at a site, Section 6 of the Lowry Landfill in Arapaho County, Colorado ("Lowry"), owned by the city and county of Denver ("Denver"). Shattuck was named a PRP based on disposal of its wastes at Lowry. In March 1994, EPA selected a remedy for Lowry, estimated to cost approximately $94 million. Based on current EPA estimates, and under the terms of settlements between the Company, Shattuck and certain PRPs, the Company's ultimate share of remediation costs is not expected to exceed $13 million, of which approximately

60% has been paid into a trust fund.

         In August 1992, EPA issued a Unilateral Administrative Order (the "Order") for remedial design/remedial action to be performed by Shattuck under CERCLA at a site (Denver Radium Site, Operable Unit VIII), which includes property owned by, and a metal processing plant previously operated by, Shattuck at Bannock Street in Denver, Colorado. The remedy selected by EPA requires onsite stabilization/solidification of radium contaminated soils found at the Bannock Street plant and at various properties in the vicinity of the plant. The Order provides that, in the course of performing the remedial design/remedial action, Shattuck shall demonstrate financial assurance in an amount not less than $26.6 million. Shattuck has performed significant remediation activities at the site in accordance with the Order since August 1992.

         In May 1994, Denver, alleging a violation of its zoning laws, issued a Cease and Desist Order ("CD Order") to Shattuck to stop work under the Order. In August 1994, EPA filed suit in the Federal District Court in Colorado, seeking to set aside the CD Order. Pending resolution of the suit, Shattuck complied with the CD Order. In January 1996, the Court ruled in favor of EPA, enjoining enforcement of the CD Order. Following the Court's ruling, Shattuck resumed remediation activities at the site. Denver appealed the District Court's decision to the United States Court of Appeals for the Tenth Circuit. The appeal was denied in November 1996.

         In July 1996, Denver enacted an ordinance (the "Ordinance") which, as amended on March 3, 1997, seeks to impose a "fee" of $5.10 per cubic foot of radioactive waste or radium contaminated material which is disposed of in the City of Denver. In December 1996, Shattuck filed suit against Denver in the Federal District Court in Colorado seeking to enjoin enforcement of the Ordinance against Shattuck. Denver has moved to dismiss the complaint, claiming that the Court lacks jurisdiction over the subject matter of the suit. To date, the Court has not ruled on Denver's motion. The fee, if assessed against Shattuck for its disposal of radium contaminated soil at its Bannock Street plant site pursuant to the Order, could result in Shattuck incurring liability of approximately $9 million, which would become payable should Shattuck be unsuccessful in its suit against Denver.

         In May 1993, the National Zinc site in Bartlesville, Oklahoma was proposed for listing as a superfund site on EPA's National Priorities List under CERCLA. Final listing remains subject to EPA's determination. In May 1993, both Salomon Inc and a current subsidiary received notices from EPA of designation as PRPs with respect to National Zinc. The National Zinc site was defined by EPA to include a smelter facility which had been owned by a former subsidiary of the Company and an eight square mile area surrounding such facility. In October 1993, the Company and two other unrelated parties were designated by EPA as PRPs with respect to a removal action involving the area at the National Zinc site surrounding the smelter facility. In February 1994, EPA issued to the Company and two other PRPs a Unilateral Administrative Order ("UAO") with respect to this removal action. The Company and one other PRP, Cyprus Amax Minerals Company ("Cyprus") complied with the UAO and completed the removal work required under the UAO.

         In November 1993, EPA notified the Company and the same two other PRPs of its intent to conduct a remedial investigation, feasibility study and remedial design ("RI/FS/RD") for the area of the site surrounding the smelter facility and offered the PRPs the opportunity to do this work. EPA also stated its willingness to consider a State Delegation Pilot Project whereunder PRPs, including the Company, could conduct the RI/FS/RD pursuant to an Administrative Order of Consent with the State of Oklahoma, with limited oversight by EPA. In April 1994, the Company, Cyprus and the City of Bartlesville entered into a Consent Agreement and Final Order ("CAFO") with the Oklahoma Department of Environmental Quality ("ODEQ") to conduct the RI/FS/RD. The RI/FS activities required by the CAFO have been timely completed to date. In December 1994, ODEQ issued a Record of Decision selecting a remedy for Operable Unit 1, relating to protection of human health, covering the area at the National Zinc site surrounding the smelter facility. The selected remedy is estimated to cost approximately $24.3 million. In August 1995, Cyprus and the City of Bartlesville (but not the Company) entered into a CAFO with ODEQ to perform the remediation of Operable Unit 1. Remediation activities pursuant thereto have been conducted and are continuing. In October 1996, ODEQ issued a Record of Decision selecting a remedy for Operable Unit 2, relating to protection of ecologically sensitive areas at the National Zinc site surrounding the smelter facility. The selected remedy is estimated to cost approximately $2.8 million. In February 1997, Cyprus (but not the Company) entered into a CAFO with ODEQ to perform the remediation of Operable Unit 2. To date, remediation activities at Operable Unit 2 have not commenced. Except for an anticipated cost of $50,000 to complete the remedial design for Operable Unit 2, the Company is not expected to have any further expenditures with respect to the remediation of the area at the National Zinc Site surrounding the smelter facility.

         In February 1994, Horseheads Industries, Inc. d/b/a/ Zinc Corporation of America ("ZCA"), the current owner of the smelter facility at the National Zinc site, filed suit in the United States District Court for the Northern District of Oklahoma against the Company, St. Joe Minerals Company ("St. Joe"), Fluor Corporation ("Fluor") and Cyprus alleging that the defendants are liable to it under CERCLA for response costs incurred in connection with the smelter facility, because of the release of hazardous substances during periods of ownership or operation by them or their affiliates or predecessors in interest. In August 1994, a settlement agreement was entered into between ZCA, Fluor/St. Joe and the Company (but not Cyprus), allocating both past and future response costs between the settling parties. With respect to future remediation (the determination and implementation of which is expected to take several years) and the costs thereof, the settlement agreement established a management committee comprised of representatives of the settling parties to oversee study and clean-up of the facility and the costs associated therewith. Pursuant to the settlement, the Company and Fluor assumed ZCA's role in the litigation, including defense of ZCA against a pending counterclaim of Cyprus, and pursuit of claims against Cyprus. Cyprus subsequently counter-claimed against the Company for recovery of response costs incurred by Cyprus, commencing in August 1995, under its CAFO with ODEQ. In April 1996, the Court issued its decision, allocating past and future response costs at the National Zinc site 70% to plaintiffs (i.e. the Company, Fluor and ZCA) and 30% to Cyprus, except for response costs relating to certain residue piles stored on the smelter facility which the Court allocated 100% to plaintiffs. The Company, subsequently, has entered into an agreement with Cyprus which satisfies certain of the respective liabilities and obligations of the parties as set forth in the Court's decision. The Company's future costs related to the remediation of the smelter facility cannot be ascertained at this time, because the timing, nature and extent of any such remediation are yet to be finally decided by ODEQ. However, under a tentative determination by ODEQ regarding the appropriate corrective measures for the smelter facility, the Company's costs related to the remediation are not expected to exceed $15 million.

         In July 1994, a lawsuit was filed in the Federal Court in Texas against Phibro Energy USA, Inc., a subsidiary of the Company now known as Basis Petroleum, Inc. ("Basis"), by the Friends of the Earth, Inc. The action, a citizen's suit brought under Section 505 of the Federal Water Pollution Control Act, alleges violations by Basis of the monitoring, record keeping and discharge limitations of its Houston refinery wastewater discharge permit during the period from September 1989 to the date of the suit. Subsequent to the filing of the lawsuit, the EPA filed an Administrative Complaint against Basis, alleging substantially the same violations under the Clean Water Act and implementing regulations. Basis settled the EPA's claim. In March 1995, Basis' motion for summary judgment against the plaintiff was granted, and judgment was entered in favor of Basis. Plaintiff appealed to the United States Court of Appeals for the Fifth Circuit, which reversed and remanded to allow additional discovery. The parties have agreed to stay proceedings pending determination of an appeal by Friends of the Earth, Inc., in a similar action brought against another defendant. Accordingly, Basis' liability, if any, with respect to the claim alleged in the lawsuit cannot be determined at this time.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers of the Registrant at December 31, 1996

Name and Age                                     Office
------------                                     ------

Jerome H. Bailey (44)         Chief Financial Officer since June 1993;
                              previously employed at Morgan Stanley in various executive capacities for more than five years

Richard J. Carbone (49)       Controller since June 1995; previously employed by
                              Bankers Trust Company in various executive capacities for more than five years

Robert E. Denham (51)*        Chairman and Chief Executive Officer since June

                              1992; previously General Counsel from September
                              1991

Gedale B. Horowitz (64)*      Executive Vice President since 1981

Thomas W. Jasper (48)         Treasurer of the Company and Salomon Brothers Inc
                              since April 1, 1996 and Managing Director of
                              Salomon Brothers for more than five years

Deryck C. Maughan (49)*       Executive Vice President since May 1993; Chairman
                              and Chief Executive Officer of Salomon Brothers
                              Inc since May 1992; previously Chief Operating
                              Officer of Salomon Brothers Inc from August 1991;
                              Vice Chairman of Salomon Brothers Inc from January
                              1991 to August 1991; Chairman of Salomon Brothers
                              Asia Limited from 1986 to 1991

Robert H. Mundheim (64)       Executive Vice President and General Counsel since
                              December 1993; General Counsel since September
                              1992; previously co-chairman of the law firm
                              Fried, Frank, Harris, Shriver and Jacobson, from
                              March 1990


*    Also a Director of Salomon Inc

Officers of the Registrant are elected annually at the May meeting of the Company's Board of Directors that follows the Annual Meeting of Stockholders.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         Information concerning the market for the Registrant's common equity and related stockholder matters in Exhibit 13, "Salomon Inc 1996 Annual Report Financial Information," under the following captions, is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

                      Note 10 - Preferred Stock (on pages 70 through 71)
                                     Exemption from registration claimed
                                     pursuant to 3(a)(9) of the Securities Act of 1933, as amended.

                      Note 11 - Common Stock (on page 71)

                      Common Stock Data (on page 90)

Item 6.  Selected Financial Data


         Selected financial data in Exhibit 13, "Salomon Inc 1996 Annual Report Financial Information," under the caption "Five-Year Summary of Selected Financial Information" on pages 88 and 89, is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations contained under the following captions in
         Exhibit 13, "Salomon Inc 1996 Annual Report Financial Information," is deemed part of this Annual Report on Form 10-K and is hereby incorporated herein by reference:

                      Financial Highlights (page 1)

                      Salomon Inc - Overview of 1996 (on pages 11 through 13)

                      Business Unit Information (on pages 14 through 20)

                      Derivative Instruments (on pages 21 through 26)

                      Capital and Liquidity Management (on pages 27 through 36)

                      Risk Management (on pages 37 through 44)

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements of the Company and subsidiaries, together with the Consolidated Summary of Options and Contractual Commitments, the Summary of Accounting Policies, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, contained in Exhibit 13, "Salomon Inc 1996 Annual Report Financial Information" on pages 47 through 86, and the information appearing under the caption "Selected Quarterly Financial Data (Unaudited)" on page 87 of such Exhibit are deemed part of this Annual Report on Form 10-K and are hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements with accountants reportable herein.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant


         (a)     Directors -

                 Information concerning directors of the Registrant is contained under the caption "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

         (b)     Executive Officers -

                 Information concerning executive officers of the Registrant is presented in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

         Information concerning executive compensation is contained under the captions "Election of Directors - Executive Compensation" and "Election of Directors - Board of Directors' Role, Meetings, Committees and Fees" in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is contained under the caption "Election of Directors - Information as to Certain Stockholdings" in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is contained under the caption "Election of Directors - Certain Transactions" in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules

(1)  Financial Statements

The Consolidated Financial Statements of the Company and subsidiaries, together with the Consolidated Summary of Options and Contractual Commitments, Summary of Accounting Policies, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, dated March 13, 1997, are contained in Exhibit 13, "Salomon Inc 1996 Annual Report Financial Information," and are hereby incorporated herein by reference.

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

10.a Lease between 7 World Trade Center Company and Salomon Inc dated November 23, 1988 (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K, as amended, for the year ended December 31, 1991)

10.b Foundation Agreement for the creation of the Joint Enterprise "White Nights" between Varyeganneftegaz Production Association, Phibro Energy Production, Inc. and Anglo-Suisse (U.S.S.R.) L.P. dated November 1, 1990 (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K, as amended, for the year ended December 31, 1991)

10.c Charter of the Joint Enterprise "White Nights" (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K, as amended, for the year ended December 31, 1991)

10.d Non-Qualified Stock Option Plan of 1984 (incorporated by reference to Exhibit A to the Proxy Statement for the 1988 Annual Meeting of the Stockholders)

10.e Salomon Inc Stock Incentive Plan (incorporated by reference to Exhibit C to the Proxy Statement for the 1994 Annual Meeting of the Stockholders)

12.a*         Calculation of Ratio of Earnings to Fixed Charges

12.b* Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

13* Salomon Inc 1996 Annual Report Financial Information (furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Report except for those portions which are expressly incorporated by reference)


21*           Subsidiaries of the Registrant

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



*             Filed herewith

(b)           Reports on Form 8-K

              The Company filed a Current Report on Form 8-K dated January 21, 1997, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits").

              The Company filed a Current Report on Form 8-K dated March 17, 1997, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits").

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.

          SALOMON INC                               By /s/ Arnold S. Olshin
---------------------------------                ------------------------------
          (Registrant)                                    (Secretary)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert E. Denham              Chief Executive Officer            March 31, 1997
                                 and Director

Jerome H. Bailey              Chief Financial Officer            March 31, 1997

Richard J. Carbone            Chief Accounting Officer           March 31, 1997

Dwayne O. Andreas*            Director                           March 31, 1997

Warren E. Buffett*            Director                           March 31, 1997

Claire M. Fagin*              Director                           March 31, 1997

John L. Haseltine*            Director                           March 31, 1997

Gedale B. Horowitz*           Director                           March 31, 1997

Deryck C. Maughan*            Director                           March 31, 1997

David O. Maxwell*             Director                           March 31, 1997

William F. May*               Director                           March 31, 1997

Charles T. Munger*            Director                           March 31, 1997

Shigeru Myojin*               Director                           March 31, 1997

Louis A. Simpson*             Director                           March 31, 1997

Robert G. Zeller*             Director                           March 31, 1997

*The undersigned, by signing his or her name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney, executed on behalf of each such director, on the 31st day of March, 1997.

                                             By /s/ Arnold S. Olshin
                                     ------------------------------------------
                                               (Attorney-In-Fact)

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

       13             Salomon Inc 1996 Annual Report Financial Information

       21             Subsidiaries of the Registrant

       23             Consent of Independent Public Accountants

       24             Powers of Attorney

       27             Financial Data Schedule