Form 10-Q/A
period 1996-09-30
SALOMON INC
filed 1997-04-25
CIK 200245

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly periods ended
               March 31, 1996, June 30, 1996 and September 30, 1996
                                   and
               March 31, 1995, June 30, 1995 and September 30, 1995

                                    or

[]   Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the  transition  period from _____to_____


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


                                    Yes X   No


                                Salomon Inc
                                 Form 10-Q/A

OTHER INFORMATION
Item 6.  Exhibits filed herewith:                                       Page
         27(A) Restated Financial Data Schedule -
               March 31, 1996, June 30, 1996 and September 30, 1996      5
         27(B) Restated Financial Data Schedule -
               March 31, 1995, June 30, 1995 and September 30, 1995      6

SIGNATURES                                                               4


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          Salomon Inc
                                                         (Registrant)



Date     April 25, 1997                              /s/ Richard Carbone
                                                     Controller and Chief
                                                       Accounting Officer



Date     April 25, 1997                              /s/ Arnold S. Olshin
                                                             Secretary