Form 10-Q
period 1997-03-31
SALOMON INC
filed 1997-05-15
CIK 200245

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                           --------------------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.
                                       or

[   ]   Transition  Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition  period from _____to_____.


                          Commission File Number 1-4346

                                     Salomon Inc
        ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                             22-1660266
       ----------------------------------   ------------------------------------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
        of incorporation or organization)



        Seven World Trade Center, New York, New York          10048
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

                             Yes     X               No ____



                  Number of shares of common stock outstanding
                         at April 30, 1997: 108,105,048




                                 Salomon Inc
                                  Form 10-Q



Part I      FINANCIAL INFORMATION                                                                          Page No.
-------------------------------------------------------------------------------------------------------------------

Item 1.           Financial Statements (unaudited):

                  Consolidated Statement of Income -
                           Three months ended March 31, 1997 and 1996                                             3

                  Condensed Consolidated Statement of Financial Condition -
                           March 31, 1997 and December 31, 1996                                                 4-5

                  Consolidated Summary of Options and Contractual Commitments -
                           March 31, 1997 and December 31, 1996                                                   6

                  Consolidated Statement of Cash Flows -
                           Three months ended March 31, 1997 and 1996                                             7

                  Notes to Unaudited Condensed Consolidated Financial Statements                               8-10

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   11-14


Part II     OTHER INFORMATION
-------------------------------------------------------------------------------------------------
Item 4.           Submission of Matters to a Vote of Security Holders                                            15

Item 6.           Exhibits and Reports on Form 8-K                                                               15



SIGNATURES                                                                                                       16
-----------------------




                                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
Dollars in millions, except per share amounts
-------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                              1997             1996
-------------------------------------------------------------------------------------------------------------------
Revenues from continuing operations:
   Interest and dividends                                                         $      1,367     $      1,572
   Principal transactions                                                                  484              651
   Investment banking                                                                      220              181
   Commissions                                                                              99               90
   Other                                                                                    14               11
-------------------------------------------------------------------------------------------------------------------
    Total revenues                                                                       2,184            2,505
    Interest expense                                                                     1,162            1,267
-------------------------------------------------------------------------------------------------------------------
 Revenues, net of interest expense                                                       1,022            1,238
-------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and employee-related                                                       565              550
   Technology                                                                               56               46
   Professional services and business development                                           40               43
   Occupancy                                                                                40               43
   Clearing and exchange fees                                                               18               17
   Other                                                                                    24               23
-------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                                 743              722
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                                      279              516
Income tax expense                                                                         106              206
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                          173              310
Loss from discontinued operations, net of taxes                                              -              (34)
-------------------------------------------------------------------------------------------------------------------
Net income                                                                        $        173     $        276
===================================================================================================================
Earnings available for fully diluted earnings per common share
   from continuing operations                                                     $        166     $        303
===================================================================================================================
Per common share:
 Primary earnings from continuing operations                                      $       1.44     $       2.75
 Primary earnings                                                                         1.44             2.44
 Fully diluted earnings from continuing operations*                                       1.37             2.49
 Fully diluted earnings*                                                                  1.37             2.21
 Cash dividends                                                                           0.16             0.16
===================================================================================================================

Weighted average shares of common stock outstanding (in thousands):
For primary earnings per common share                                                  109,500          106,600
For fully diluted earnings per common share                                            120,900          121,800
===================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Consolidated Summary of Options and Contractual Commitments are integral parts of this statement.

* Assumes conversion of redeemable preferred stock unless such assumption results in higher earnings per share than determined under the primary method.


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)

Dollars in millions
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                      March 31, 1997                   December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash and interest bearing equivalents                                                 $     1,278                      $     1,230

Financial instruments and contractual commitments:
     Government and government agency securities - U.S.                 $      45,437                   $       45,123
     Government and government agency securities - non-U.S.                    38,659                           35,189
     Corporate debt securities                                                 13,435                           12,415
     Equity securities                                                          7,201                            7,094
     Options and contractual commitments                                        6,290                            6,592
     Mortgage loans and collateralized mortgage securities                      3,606                            3,126
     Other                                                                      3,742                            2,947
                                                                          ------------                      -----------
                                                                                          118,370                          112,486

Commodities and related products and instruments:
     Physical commodities inventory                                             1,150                              995
     Options and contractual commitments                                          209                              315
                                                                          ------------                      -----------
                                                                                            1,359                            1,310

Collateralized short-term financing agreements:
     Securities purchased under agreements to resell                           70,318                           56,536
     Securities borrowed and other                                             15,785                           16,162
                                                                          ------------                      -----------
                                                                                           86,103                           72,698

Receivables                                                                                 4,903                            5,118

Assets securing collateralized mortgage obligations                                           378                              394

Property, plant and equipment, net                                                            506                              521

Net realizable value of discontinued operations (Note 2)                                      490                              490

Other assets, including intangibles                                                           664                              634
-----------------------------------------------------------------------------------------------------------------------------------

     Total assets                                                                     $   214,051                      $   194,881
===================================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Consolidated Summary of Options and Contractual Commitments are integral parts of this statement.


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)


Dollars in millions
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                        March 31, 1997                December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
Collateralized short-term financing agreements:
     Securities sold under agreements to repurchase                      $      88,792                 $     77,632
     Securities loaned                                                           2,967                        1,495
                                                                           ------------                  -----------
                                                                                       $     91,759                  $      79,127
Short-term borrowings                                                                         8,587                          6,817

Financial and  commodities-related  instruments  sold,
  not yet  purchased,  and contractual commitments:
     Government and government agency securities - U.S.                         40,306                       34,311
     Government and government agency securities - non-U.S.                     29,097                       31,699
     Financial options and contractual commitments                               9,175                        9,391
     Equity securities                                                           6,106                        5,840
     Corporate debt securities and other                                         1,760                        1,942
     Commodities, including options and  contractual commitments                   184                          324
                                                                           ------------                  -----------
                                                                                             86,628                         83,507

Payables and accrued liabilities                                                              6,439                          6,054
Collateralized mortgage obligations                                                             368                            384
Term debt                                                                                    14,511                         13,370
                                                                                         -----------                    -----------
     Total liabilities                                                                      208,292                        189,259

Commitments and contingencies (Note 3)
Redeemable preferred stock, Series A                                                            420                            420
Guaranteed preferred beneficial interests in Company subordinated
  debt securities (Note 4)                                                                      345                            345
Stockholders' equity:
     Preferred stock, Series D and E                                               450                          450
     Common stock                                                                  159                          159
     Additional paid-in capital                                                    438                          437
     Retained earnings                                                           5,622                        5,482
     Cumulative translation adjustments                                             (1)                           6
     Common stock held in treasury, at cost                                     (1,674)                      (1,677)
                                                                           ------------                  -----------
           Total stockholders' equity                                                         4,994                          4,857
-----------------------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                                        $    214,051                  $     194,881
===================================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Consolidated Summary of Options and Contractual Commitments are integral parts of this statement.


SALOMON INC AND SUBSIDIARIES
CONSOLIDATED SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
                                                                March 31, 1997                          December 31, 1996

                                                     ------------------------------------     ------------------------------------
                                                                      Current Market or                        Current Market or
                                                       Notional          Fair Value              Notional           Fair Value
                                                                 ------------------------                 ------------------------
Dollars in billions                                     Amounts      Assets   Liabilities       Amounts      Assets   Liabilities
----------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts*                                  $  636.6         $  -         $  -      $  525.3        $  -          $  -

   Other exchange-issued products:
     Equity contracts                                      12.0           .1           .3          12.9          .1            .2
     Fixed income contracts                               128.7            -            -          59.0           -             -
     Foreign exchange contracts                              .2            -            -             -           -             -
     Commodities-related contracts                          3.9            -            -           4.9           -             -
----------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                            781.4           .1           .3         602.1          .1            .2
----------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options,
  caps and floors:
   Swaps**                                                919.2                                   852.4
   Swap options written                                    14.9                                     9.7
   Swap options purchased                                  26.7                                    23.3
   Caps and floors                                        120.1                                   114.4
----------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps and floors          1,080.9          3.5          5.7         999.8         4.2           6.5
----------------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
   Forward currency contracts**                            90.8           .7           .5          68.3          .5            .5
   Options written                                         35.5            -           .4          31.6           -            .2
   Options purchased                                       34.9           .5            -          32.9          .4             -
----------------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options          161.2          1.2           .9         132.8          .9            .7
----------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and
     equity indices***                                     51.8          1.2          2.0          45.6         1.1           1.8
   Options and forward contracts on
     fixed-income securities***                           262.3           .3           .3         179.0          .3            .2
   Commodities-related contracts****                       20.9           .2           .2          22.0          .3            .3
----------------------------------------------------------------------------------------------------------------------------------
Total                                                  $2,358.5         $6.5         $9.4      $1,981.3        $6.9          $9.7
----------------------------------------------------------------------------------------------------------------------------------

   * Margin on futures contracts is included in receivables or payables on the Condensed Consolidated Statement of Financial Condition.
  ** Includes  notional values of swap agreements or forward currency  contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt, TruPS and preferred stock) of $16.9 billion and $.9 billion at March 31, 1997 and $15.5 billion and $1.3 billion at December 31, 1996, respectively.
 *** The  fair  value  of  such   instruments   recorded   as  assets   includes
     approximately $.7 billion at March 31, 1997 and $.6 billion at December 31, 1996 respectively, of over-the-counter instruments primarily with investment grade counterparties. The remainder consists primarily of highly liquid instruments actively traded on organized exchanges.
**** A substantial majority of these over-the-counter contracts are with investment grade counterparties.



CONSOLIDATED CREDIT EXPOSURE, NET OF SECURITIES AND CASH COLLATERAL ON OTC SWAPS, SWAP OPTIONS, CAPS AND FLOORS AND OTC FOREIGN
EXCHANGE CONTRACTS AND OPTIONS, BY RISK CLASS*
Note:  Amounts represent current exposure and do not include potential credit exposure that may result from factors that influence market risk.
                                                                                                                     Transactions
                                                                                                                       with over
Dollars in billions                                            All Transactions                                       3 years to
                                                                                                                       maturity
----------------------------------------------------------------------------------------------------------------------------------
                             Other Major
                             Derivatives              Financial    Governments/                          Year-to-date
March 31, 1997                 Dealers    Corporates Institutions Supranationals    Other       Total       Average         Total
--------------------------------------------------------------------------------------------------------------------- ------------
Swaps, swap options,
 caps and floors:
   Risk classes 1 and 2           $  .4       $  .1      $  .3        $  .1         $   -     $   .9          $  1.0       $  .7
   Risk class 3                      .7          .2         .1            -            .1        1.1             1.2          .7
   Risk classes 4 and 5              .2          .2         .2            -             -         .6              .6          .3
   Risk classes 6, 7 and 8            -          .1          -            -             -         .1              .1           -
                             ------------ ---------- ----------- ------------- ----------- ---------- --------------- ------------
                                  $ 1.3       $  .6      $  .6        $  .1         $  .1     $  2.7          $  2.9       $ 1.7
                             ============ ========== =========== ============= =========== ========== =============== ============
Foreign exchange
 contracts and options:
   Risk classes 1 and 2           $  .7       $   -      $   -        $  .1         $   -     $   .8          $   .8       $   -
   Risk class 3                      .3           -          -            -             -         .3              .3           -
   Risk classes 4 and 5               -           -          -            -            .1         .1              .1           -
                             ------------ ---------- ----------- ------------- ----------- ---------- --------------- ------------
                                  $ 1.0       $   -      $   -        $  .1         $  .1     $  1.2          $  1.2       $   -
                             ============ ========== =========== ============= =========== ========== =============== ============

* To monitor credit risk, the Company utilizes a series of eight internal designations of counterparty credit quality. These designations are analogous to external credit ratings whereby risk classes one through three are high quality investment grades. Risk classes four and five include counterparties ranging from the lowest investment grade to the highest non-investment grade level. Risk classes six, seven and eight represent higher risk counterparties.


SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
Dollars in millions
----------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                                1997                 1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income adjusted for noncash and non-operating activities -
   Net income                                                                        $       173          $       276
   Depreciation, amortization and other                                                       24                   44
----------------------------------------------------------------------------------------------------------------------
   Cash items included in net income                                                         197                  320
----------------------------------------------------------------------------------------------------------------------
 Net (increase) decrease in operating assets -
   Financial instruments and contractual commitments                                      (5,884)               8,419
   Commodities and related products and instruments                                          (49)                   4
   Collateralized short-term financing agreements                                        (13,405)              (3,389)
   Receivables                                                                               112               (1,432)
   Other                                                                                    (200)                 (70)
----------------------------------------------------------------------------------------------------------------------
Net (increase) decrease in operating assets                                              (19,426)               3,532
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
   Collateralized short-term financing agreements                                         12,632              (16,075)
   Short-term borrowings                                                                   1,770               (2,053)
   Financial and commodities-related instruments sold,
      not yet purchased, and contractual commitments                                       3,121               15,421
   Payables and accrued liabilities                                                          384                 (756)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in operating liabilities                                          17,907               (3,463)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                       (1,322)                 389
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of term debt                                                                   2,195                1,271
   Issuance of preferred stock, Series E                                                       -                  250
   Employee stock purchase and option plans                                                    4                    -
   Term debt maturities and repurchases                                                     (780)              (1,132)
   Collateralized mortgage obligations                                                       (17)                (134)
   Purchase of common stock for treasury                                                      (6)                   -
   Dividends on common stock                                                                 (17)                 (17)
   Dividends on preferred stock*                                                             (15)                 (16)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  1,364                  222
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Assets securing collateralized mortgage obligations                                        17                  128
   Property, plant and equipment                                                             (11)                 (30)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                      6                   98
----------------------------------------------------------------------------------------------------------------------
Net increase in cash and interest bearing equivalents                                         48                  709
Cash and interest bearing equivalents at January 1,                                        1,230                1,454
----------------------------------------------------------------------------------------------------------------------
Cash and interest bearing equivalents at March 31,                                   $     1,278          $     2,163
======================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Consolidated Summary of Options and Contractual Commitments are integral parts of this statement.

* For the three months ended March 31, 1997 and 1996, dividends on preferred stock were reduced by the aftertax impact ( $4 million and $6 million) of interest rate swaps that effectively convert the Company's fixed-rate obligations to variable-rate obligations.

                             Salomon Inc and Subsidiaries
             Notes to Unaudited Condensed Consolidated Financial Statements
                                     March 31, 1997

1.       Basis of Presentation

         The Unaudited Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the U.S. and prevailing industry practice, both of which require the use of management's best judgment and estimates. They include all normal recurring adjustments necessary for a fair presentation of financial condition, results of operations and cash flows. Estimates, including the fair value of financial instruments, may vary from actual results. The Unaudited Condensed Consolidated Financial Statements include the accounts of Salomon Inc and all majority-owned subsidiaries (collectively, the "Company"), with the exception of Basis Petroleum, Inc. ("Basis"), which is shown as a discontinued operation as discussed in Note 2 below. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       Discontinued Operations

         On May 1, 1997, the Company completed the sale of all of the outstanding stock of Basis Petroleum, Inc. to Valero Energy Corporation ("Valero"). The Company received cash proceeds of $365 million (subject to increase or decrease to the extent that net working capital as of the closing date is determined to have been more or less than $200 million), and Valero common stock with a market value of $120 million. In addition, the Company is entitled to participation payments based on a fixed notional throughput and the difference, if any, between an average market crackspread, as defined, and a base crackspread, as defined, over each of the next ten years, but subject to the limitation that the total of the participation payments is capped at $200 million, with a maximum of $35 million per year. Basis is classified as a discontinued operation in the Company's Condensed Consolidated Financial Statements.

3.       Commitments and Contingencies

         Outstanding legal matters are discussed in Note 17 to the Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Management of the Company, after consultation with outside legal counsel, believes that the ultimate resolution of legal proceedings and environmental matters (taking into consideration applicable reserves) will not have a material adverse effect on the Company's financial condition; however, there could be a material adverse impact on operating results in future periods depending in part on the results for such periods.

         The Company has initiated a long-term and ongoing process of upgrading its financial and operating systems. This effort is focused on: supporting the multi-entity, multi-currency, multi-time zone aspects of the Company's businesses; improving control over complex, cross-entity transactions; facilitating standardized technology platforms, operating procedures, and fungibility of resources around the world; eliminating redundant regional applications; reducing technology and operations costs; efficiently meeting market and regulatory changes. Expenditures relating to these technology initiatives are expected to occur over the next four to five years.

         Additionally, in order to adapt systems for year 2000 processing and the European Monetary Union, the Company anticipates incurring $100 million to $150 million in additional expenses through the year 2000.

4. Guaranteed preferred beneficial interests in Company subordinated debt securities ("TruPS")

         The Company has $345 million, or 13,800,000 TruPS units outstanding. Each TruPS unit includes a 9 1/4% mandatorily redeemable preferred security of the SI Financing Trust I (the "Trust") and a purchase contract which requires the holder to purchase, in 2021 (or earlier if the Company elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of Salomon Inc's
         9 1/2% Cumulative Preferred Stock, Series F. The Trust, which is a wholly-owned subsidiary of the Company, was established for the sole purpose of issuing the 9 1/4% preferred securities and common securities and investing the proceeds in $356 million aggregate principal amount of 9 1/4% subordinated debt securities issued by Salomon Inc due June 30, 2026.


5.       Net Capital

         Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's principal regulated subsidiaries are discussed below.

         Salomon Brothers Inc ("SBI") is registered as a broker-dealer with the U.S. Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at March 31, 1997, SBI's net capital was $1.0 billion, $978 million in excess of regulatory requirements.

         Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures Authority ("SFA") in accordance with the Financial Services Act 1986. The SFA requires SBIL to have available at all times financial resources, as defined, sufficient to demonstrate continuing compliance with its rules. At March 31, 1997, SBIL's financial resources were $583 million in excess of regulatory requirements.

         Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers AG ("SBAG") are also subject to requirements to maintain specified levels of net capital or its equivalent. At March 31, 1997, SBAL's net capital was $372 million above the minimum required by Japan's Ministry of Finance. SBAG's net capital was $7 million above the minimum required by Germany's Banking Supervisory Authority.

         In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco") must maintain minimum levels of capital in accordance with agreements with its rating agencies. At March 31, 1997, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.



6.       Summary of Revenues from Continuing Operations

The following tables present revenues, net of interest expense for the three months ended March 31, 1997 and 1996.

Three Months Ended March 31, 1997
                                                         Principal
                                                      Transactions
                                                             & Net
                                                      Interest and      Investment
(Dollars in millions)                                    Dividends         Banking     Commissions            Other           Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed income sales and trading                     $           517   $           -   $           2   $            -  $          519
Equity sales and trading                                       146               -              97                -             243
Global investment banking                                        -             220               -                -             220
Commodities trading                                             25               -               -                -              25
Asset management                                                 3               -               -               14              17
Other                                                           (2)              -               -                -              (2)
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense            $           689   $         220   $          99   $           14  $        1,022
====================================================================================================================================

Three Months Ended March 31, 1996
                                                         Principal
                                                      Transactions
                                                             & Net
                                                      Interest and      Investment
(Dollars in millions)                                    Dividends         Banking     Commissions            Other           Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed income sales and trading                     $           727   $           -   $           5   $            -  $          732
Equity sales and trading                                       (21)              -              85                -              64
Global investment banking                                        -             181               -                -             181
Commodities trading                                            235               -               -                -             235
Asset management                                                 1               -               -               11              12
Other                                                           14               -               -                -              14
------------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense            $           956   $         181   $          90   $           11  $        1,238
====================================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SUMMARY OF CONSOLIDATED OPERATING RESULTS
Dollars in millions, except per share amounts                                                           Percent
Three months ended March 31,                                                1997               1996      Change
----------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense:
   Global investment banking:
       Advisory                                                       $       72         $       60          20%
       Equity underwriting                                                    58                 53           9
       Debt underwriting                                                      90                 68          32
----------------------------------------------------------------------------------------------------------------
   Total global investment banking                                           220                181          22
   Fixed income sales and trading                                            519                732         (29)
   Equity sales and trading                                                  243                 64         280
   Commodities trading                                                        25                235         (89)
   Asset management                                                           17                 12          42
   Other                                                                      (2)                14        (114)
----------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                               $    1,022         $    1,238         (17)%
================================================================================================================
Income from continuing operations                                     $      173         $      310         (44)%
================================================================================================================
Per common share:
Primary earnings from continuing operations                           $     1.44         $     2.75
Fully diluted earnings from continuing operations*                          1.37               2.49
Cash dividends                                                              0.16               0.16
Book value at period-end*                                                  41.13              37.98
====================================================================================================
Annualized  return  on  average  common  stockholders'
  equity  from  continuing operations:
Primary                                                                     14.0%              33.4%
Fully diluted*                                                              13.4               29.7
====================================================================================================

* Assumes conversion of redeemable preferred stock unless such assumption results in higher earnings per share, book value or return on equity than determined under the primary method.

The Company recorded income from continuing operations of $173 million, or $1.37 per common share on a fully diluted basis, for the first quarter of 1997, compared with $310 million, or $2.49 per common share for the first quarter of 1996.

Global investment banking revenues (underwriting plus advisory) for the three months ended March 31, 1997, were $220 million, up 22% from $181 million in the first quarter of 1996. Results for debt underwriting were particularly strong. On a lead-managed basis, Salomon Brothers ranked third in underwriting U.S. debt and equity public issues, fourth in U.S. investment grade debt underwriting and third in U.S. high-yield underwriting for the quarter.

Fixed income sales and trading net revenues were $519 million in the first quarter of 1997, down from $732 million in the year ago quarter. Results for the 1997 first quarter reflect continued strengthening in customer sales and trading as well as positive proprietary trading results. The year-to-year decrease is indicative of exceptionally strong proprietary trading results in the first quarter of 1996.

Equity sales and trading net revenues were $243 million in the 1997 first quarter, up significantly from $64 million in the first quarter of 1996. This increase reflects improved results in both customer sales and trading and proprietary trading activities.

Net revenues from commodities trading activities, which are conducted by Phibro Inc., were $25 million in the first quarter of 1997, down significantly from the exceptionally strong result of $235 million in the year ago quarter. As a consequence of its cost structure, Phibro was still modestly profitable for the quarter.

Asset management revenues for the 1997 first quarter were $17 million compared with $12 million in the first quarter of 1996.

For the three months ended March 31, 1997, compensation and employee-related expenses were $565 million, or 67% of earnings from continuing operations before income taxes and compensation and employee-related expenses, compared with $550 million, or 52% in the year ago quarter. The increase was primarily driven by higher levels of market compensation and increased headcount. Noncompensation expenses were $178 million in the 1997 first quarter, or 17% of revenues, net of interest expense, compared with $172 million or 14% in the year ago quarter. The increase in technology expenses was primarily due to higher office automation costs and technology consulting.


Capital and Liquidity Management

Dollars in millions
-----------------------------------------------------------------------------------------------------------------------------------
                                                              March 31,    December 31,  September 30,      June 30,      March 31,
Quarter ended                                                   1997           1996          1996             1996           1996
-----------------------------------------------------------------------------------------------------------------------------------
Average Weekly Balance Sheet Information:
Government and government agency securities - U.S.         $     48,983   $     48,978   $    45,464   $     43,106   $     44,470
Government and government agency securities - non-U.S.           35,928         35,946        32,017         34,770         35,001
Financial options and contractual commitments                     6,936          6,637         5,061          5,619          6,230
Other financial instruments owned                                25,867         25,594        21,481         20,372         19,206
-----------------------------------------------------------------------------------------------------------------------------------
Total financial instrument inventories                          117,714        117,155       104,023        103,867        104,907
-----------------------------------------------------------------------------------------------------------------------------------
Securities purchased under agreements to resell                  69,983         64,573        60,971         60,087         56,909
Securities borrowed                                              13,201         16,488        16,672         15,170         16,783
Other assets                                                      9,638         11,245         9,300         13,380         12,472
-----------------------------------------------------------------------------------------------------------------------------------
Average total assets                                       $    210,536   $    209,461   $   190,966   $    192,504   $    191,071
===================================================================================================================================
Period-end total assets                                    $    214,051   $    194,881   $   190,987   $    181,445   $    185,341
===================================================================================================================================
Period-end net assets*                                     $    143,733   $    138,345   $   129,335   $    125,434   $    128,484
===================================================================================================================================
Average net assets*                                        $    140,553   $    144,888   $   129,995   $    132,417   $    134,162
===================================================================================================================================
Average net assets, excluding securities borrowed and
  government and government agency securities*             $     42,441   $     43,476   $    35,842   $     39,371   $     37,908
===================================================================================================================================
Average equity**                                           $      5,728   $      5,700   $     5,612   $      5,295   $      4,934
===================================================================================================================================
Ratios at period-end:**
Working capital coverage***                                        1.13           1.12          1.11           1.13           1.10
Total capital basis double leverage                                 .74            .76           .81            .82            .88
Average net assets to average equity*                              24.5           25.4          23.2           25.0           27.2
===================================================================================================================================
Common shares outstanding (in millions)                           109.2          109.0         105.3          105.2          106.5
===================================================================================================================================

  * Net assets are total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase.
 ** Average equity is based on month-end balances; for equity-based ratios, total equity includes common equity, perpetual preferred stock, TruPS and redeemable preferred stock.
*** As a result of the completion of the sale of Basis Petroleum on May 1, 1997, the majority of Basis' working capital usage is short-term at March 31, 1997 and is therefore not included in the calculation of the working capital coverage ratio.


Average assets for the first quarter of 1997 were $211 billion, compared with $209 billion in the fourth quarter of 1996. Due to the nature of the Company's trading and funding activities, including its matched-book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

The Company's long-term capital includes common equity, redeemable preferred stock, perpetual preferred stock, TruPS, unsecured obligations and long-term deferred taxes. Long-term capital includes all amounts maturing beyond one year and a portion of amounts maturing between six months and one year (weighted by maturity), and excludes all amounts scheduled to mature within six months.

Long-term capital increased from $16.8 billion at December 31, 1996 to $18.1 billion at March 31, 1997, principally due to the net increase of approximately $1.1 billion in the level of term debt since year-end. The Company manages the level of long-term capital to be the greater of 110% of working capital or the capital required to maintain a total capital basis double leverage ratio of 1.0.

As of April 30, 1997 the Company's credit ratings were as follows:

                                                                                        Duff &                          Thomson
                                       Moody's            S&P             Fitch         Phelps            IBCA          Bankwatch
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                          Baa1              BBB              A-             A-               A-                A
Commercial paper                         P-2               A2              F-1            D-1              A1              TBW-1
Issuer                                    -                -                -              -               B/C              B/C
----------------------------------------------------------------------------------------------------------------------------------

Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $4.9 billion at March 31, 1997, compared with $4.4 billion at December 31, 1996. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high-yield securities exclude the collateralized portion of "Brady Bonds," but include such securities to the extent they are not collateralized. Unrated securities with market yields comparable to entities rated below "triple B-" are also included in high-yield securities. The largest single high-yield exposure to a single counterparty was $323 million at March 31, 1997.

Book  value per share  increased  to $41.13 at March 31,  1997,  from  $40.03 at
December 31, 1996. Through April 30, 1997, the Company repurchased 1,281,000 common shares for treasury in 1997 at an average price of $51.66 per share. At April 30, 1997, remaining shares authorized for repurchase totaled approximately
7.2 million shares.


SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                    Three Months Ended
------------------------------------------------------------------------------------------------------------------------------
                                                                 March 31,  December 31,  September 30,   June 30,    March 31,
Dollars in millions, except per share amounts                        1997        1996           1996         1996         1996
------------------------------------------------------------------------------------------------------------------------------
For the quarter:
Revenues, net of interest expense:
   Global investment banking:
       Advisory                                                $       72   $       75  $        65  $        72  $        60
       Equity underwriting                                             58           66           83          132           53
       Debt underwriting                                               90           93           39           47           68
------------------------------------------------------------------------------------------------------------------------------
   Total global investment banking                                    220          234          187          251          181
   Fixed income sales and trading                                     519          588          598          706          732
   Equity sales and trading                                           243           83          (26)         268           64
   Commodities trading                                                 25          100           36          (18)         235
   Asset management                                                    17           15           13           11           12
   Other                                                               (2)          33           45            5           14

------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                   1,022        1,053          853        1,223        1,238
------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
     Compensation and employee-related                                565          502          441          546          550
     Other noninterest expenses                                       178          186          180          180          172
------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                            743          688          621          726          722
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                 279          365          232          497          516
Income tax expense                                                    106          131           92          199          206
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                     173          234          140          298          310
Loss from discontinued operations, net of tax                           -         (296)         (28)          (7)         (34)
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $      173   $      (62) $       112  $       291  $       276
==============================================================================================================================
Annualized  return  on  average  common  stockholders'
    equity  from  continuing operations:
       Primary                                                       14.0%        21.1%        12.4%        29.7%        33.4%
       Fully diluted*                                                13.4         19.6         11.7         26.7         29.7
==============================================================================================================================
Per common share:
     Primary earnings from continuing operations               $     1.44   $     2.03  $      1.15  $      2.65  $      2.75
     Primary earnings (loss)                                         1.44        (0.71)        0.88         2.58         2.44
     Fully diluted earnings from continuing operations*              1.37         1.88         1.08         2.40         2.49
     Fully diluted earnings (loss)*                                  1.37        (0.71)        0.85         2.34         2.21
     Cash dividends                                                  0.16         0.16         0.16         0.16         0.16
     High market price                                             61 3/8           49       46 7/8       44 1/4       39 1/4
     Low market price                                                  46       44 1/8           38       36 1/8       34 7/8
     Ending market price                                           49 7/8       47 1/8       45 5/8           44       37 1/2
     Book value at period-end                                       41.13        40.03        40.67        40.08        37.98
==============================================================================================================================

* Assumes conversion of redeemable preferred stock outstanding unless such assumption results in higher returns on equity or earnings per share than determined under the primary method.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 Annual meeting of shareholders was held on May 7, 1997. A Proxy Statement, dated April 4, 1997, was distributed by management pursuant to Regulation 14 of the Securities and Exchange Act of 1934.

The shareholders voted on a proposal to approve the Board of Directors; all nominees for the board were elected.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

         12.a     Calculation of ratio of earnings to fixed charges*

         12.b Calculation of ratio of earnings to combined fixed charges and preferred dividends*

         27       Financial Data Schedule*

         *filed herewith

(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated April 15, 1997, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            Salomon Inc
                                                            (Registrant)



Date     May 15, 1997                                  /s/ Richard Carbone
                                                       Controller and Chief
                                                        Accounting Officer



Date     May 15, 1997                                  /s/ Arnold S. Olshin
                                                            Secretary

                              Form 10-Q Exhibit Index


The following exhibits are filed herewith:


Exhibit Number

12.a              Calculation of ratio of earnings to fixed charges

12.b Calculation of ratio of earnings to combined fixed charges and preferred dividends

27                Financial Data Schedule