Form 10-Q
period 1997-06-30
SALOMON INC
filed 1997-08-12
CIK 200245

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.
                                       or

[  ]    Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
        Exchange Act of 1934 for the transition period from _____ to _____.


                          Commission File Number 1-4346

                                     SALOMON INC
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                              22-1660266
       -----------------------------------  ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        of incorporation or organization)



       Seven World Trade Center, New York, New York            10048
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

                        Yes X                     No ____



                  Number of shares of common stock outstanding
                          at July 31, 1997: 107,418,248



                                   SALOMON INC
                                    Form 10-Q


Part I       FINANCIAL INFORMATION                                                                    Page No.
-------------------------------------------------------------------------------------------------- -----------------

Item 1.           Financial Statements (unaudited):

                  Consolidated Statement of Income -
                         Three and Six months ended June 30, 1997 and 1996                                   3

                  Condensed Consolidated Statement of Financial Condition -
                         June 30, 1997 and December 31, 1996                                               4-5

                  Consolidated Summary of Options and Contractual Commitments -
                         June 30, 1997 and December 31, 1996                                                 6

                  Consolidated Statement of Cash Flows -
                         Six months ended June 30, 1997 and 1996                                             7

                  Notes to Unaudited Condensed Consolidated Financial Statements                          8-12

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              13-17


Part II      OTHER INFORMATION
-------------------------------------------------------------------------------------------------
Item 1.           Legal Proceedings                                                                         18

Item 6.           Exhibits and Reports on Form 8-K                                                          18



SIGNATURES                                                                                                  19
-----------------------



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
Dollars in millions, except per share amounts                                Three months                         Six months
-----------------------------------------------------------------------------------------------------------------------------------
Period ended June 30,                                                     1997           1996                  1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues from continuing operations:
   Interest and dividends                                             $     1,678    $    1,436            $     3,045  $    3,008
   Principal transactions                                                     443           584                    927       1,235
   Investment banking                                                         221           251                    441         432
   Commissions                                                                100            75                    199         165
   Other                                                                       13            11                     27          22
-----------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                          2,455         2,357                  4,639       4,862
    Interest expense                                                        1,365         1,134                  2,527       2,401
-----------------------------------------------------------------------------------------------------------------------------------
 Revenues, net of interest expense                                          1,090         1,223                  2,112       2,461
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and employee-related                                          546           546                  1,111       1,096
   Technology                                                                  59            50                    115          96
   Professional services and business development                              50            49                     90          92
   Occupancy                                                                   42            42                     82          85
   Clearing and exchange fees                                                  22            17                     40          34
   Other                                                                       21            22                     45          45
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                    740           726                  1,483       1,448
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                         350           497                    629       1,013
Income tax expense                                                            130           199                    236         405
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                             220           298                    393         608
Loss from discontinued operations, net of taxes                                 -            (7)                     -         (41)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                            $       220    $      291            $       393  $      567
===================================================================================================================================
Earnings available for fully diluted earnings per common share
   from continuing operations                                         $       212    $      289            $       378  $      593
===================================================================================================================================
Per common share:
 Primary earnings from continuing operations                          $      1.89    $     2.65            $      3.34  $     5.41
 Primary earnings                                                            1.89          2.58                   3.34        5.02
 Fully diluted earnings from continuing operations*                          1.77          2.40                   3.14        4.89
 Fully diluted earnings*                                                     1.77          2.34                   3.14        4.55
 Cash dividends                                                              0.16          0.16                   0.32        0.32
===================================================================================================================================

Weighted average shares of common stock outstanding (in thousands):
For primary earnings per common share                                     108,200       105,400                108,800     106,000
For fully diluted earnings per common share                               119,700       120,600                120,300     121,200
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


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)

Dollars in millions
------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                June 30, 1997                       December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Cash and interest bearing equivalents                                              $      2,081                       $       1,230

Financial instruments and contractual commitments:
     Government and government agency securities - U.S.             $      53,364                     $       45,123
     Government and government agency securities - non-U.S.                43,407                             35,189
     Corporate debt securities                                             14,235                             12,415
     Equity securities                                                      7,851                              7,094
     Options and contractual commitments                                    7,145                              6,592
     Mortgage loans and collateralized mortgage securities                  3,234                              3,126
     Other                                                                  3,612                              2,947
                                                                     ------------                        -----------
                                                                                        132,848                             112,486

Commodities and related products and instruments:
     Physical commodities inventory                                         1,366                                995
     Options and contractual commitments                                      167                                315
                                                                     ------------                        -----------
                                                                                          1,533                               1,310

Collateralized short-term financing agreements:
     Securities purchased under agreements to resell                       62,547                             56,536
     Securities borrowed and other                                         28,773                             16,162
                                                                     ------------                        -----------
                                                                                         91,320                              72,698

Receivables                                                                               6,638                               5,118

Assets securing collateralized mortgage obligations                                         337                                 394

Property, plant and equipment, net                                                          505                                 521

Net realizable value of discontinued operations (Note 3)                                      -                                 490

Other assets, including intangibles                                                         691                                 634
-----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                 $    235,953                       $     194,881
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


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)


Dollars in millions
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                        June 30, 1997                 December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Collateralized short-term financing agreements:
     Securities sold under agreements to repurchase                       $     105,999                 $     77,632
     Securities loaned                                                            2,815                        1,495
                                                                            ------------                  -----------
                                                                                         $    108,814                  $     79,127
Short-term borrowings                                                                           8,036                         6,817

Financial and  commodities-related  instruments  sold,
  not yet  purchased,  and contractual commitments:
     Government and government agency securities - U.S.                          31,857                       34,311
     Government and government agency securities - non-U.S.                      36,126                       31,699
     Financial options and contractual commitments                               10,037                        9,391
     Equity securities                                                            7,027                        5,840
     Corporate debt securities and other                                          1,834                        1,942
     Commodities, including options and contractual commitments                     177                          324
                                                                            ------------                  -----------
                                                                                               87,058                        83,507

Payables and accrued liabilities                                                                9,785                         6,054
Collateralized mortgage obligations                                                               327                           384
Term debt                                                                                      16,080                        13,370
                                                                                          -----------                   -----------
     Total liabilities                                                                        230,100                       189,259

Commitments and contingencies (Note 4)
Redeemable preferred stock, Series A                                                              420                           420
Guaranteed preferred beneficial interests in Company subordinated
  debt securities (Note 5)                                                                        345                           345
Stockholders' equity:
     Preferred stock, Series D and E                                                450                          450
     Common stock                                                                   159                          159
     Additional paid-in capital                                                     438                          437
     Retained earnings                                                            5,811                        5,482
     Cumulative translation adjustments                                              (1)                           6
     Common stock held in treasury, at cost                                      (1,769)                      (1,677)
                                                                            ------------                  -----------
           Total stockholders' equity                                                           5,088                         4,857
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                          $    235,953                  $    194,881
===================================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Consolidated Summary of Options and Contractual Commitments are integral parts of this statement.






SALOMON INC AND SUBSIDIARIES
CONSOLIDATED SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
(unaudited)
                                                                  June 30, 1997                         December 31, 1996

                                                       ------------------------------------    ------------------------------------
                                                                      Current Market or                        Current Market or
                                                         Notional        Fair Value              Notional         Fair Value
                                                                   ------------------------                ------------------------
Dollars in billions                                       Amounts      Assets   Liabilities       Amounts     Assets   Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                               $  567.5       $    -       $    -      $  525.3      $    -        $    -
   Other exchange-issued products:
     Equity contracts                                      15.1           .2           .5          12.9          .1            .2
     Fixed income contracts                                89.4            -            -          59.0           -             -
     Foreign exchange contracts                              .1            -            -             -           -             -
     Commodities-related contracts                          4.0            -            -           4.9           -             -
-----------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                            676.1           .2           .5         602.1          .1            .2
-----------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options,
  caps and floors:
   Swaps (b)                                            1,057.2                                   852.4
   Swap options written                                    15.5                                     9.7
   Swap options purchased                                  30.8                                    23.3
   Caps and floors                                        137.6                                   114.4
-----------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps and floors          1,241.1          3.7          6.2         999.8         4.2           6.5
-----------------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
   Forward currency contracts (b)                          82.3           .6           .4          68.3          .5            .5
   Options written                                         26.8            -           .3          31.6           -            .2
   Options purchased                                       29.9           .5            -          32.9          .4             -
-----------------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options          139.0          1.1           .7         132.8          .9            .7
-----------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options, warrants and forwards on equities
    and equity indices (c)                                 57.0          1.8          2.5          45.6         1.1           1.8
   Options and forward contracts on fixed-income
    securities (c)                                        244.6           .3           .1         179.0          .3            .2
   Commodities-related contracts (d)                       16.5           .2           .2          22.0          .3            .3
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                  $2,374.3       $  7.3       $ 10.2      $1,981.3      $  6.9        $  9.7
-----------------------------------------------------------------------------------------------------------------------------------

 (a) Margin on futures contracts is included in receivables or payables on the Condensed Consolidated Statement of Financial Condition.
 (b) Includes notional values of swap agreements or forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt, TRUPS and preferred stock) of $18.9 billion and $1.7 billion at June 30, 1997 and $15.5 billion and $1.3 billion at December 31, 1996, respectively.
 (c) The fair value of such instruments recorded as assets includes approximately $1.0 billion at June 30, 1997 and $.6 billion at December 31, 1996, respectively, of over-the-counter instruments, primarily with investment grade counterparties. The remainder consists primarily of highly liquid instruments actively traded on organized exchanges.
 (d) A substantial majority of these over-the-counter contracts are with investment grade counterparties.



CONSOLIDATED  CREDIT  EXPOSURE,  NET OF  SECURITIES  AND CASH  COLLATERAL ON OTC
SWAPS,  SWAP  OPTIONS,  CAPS AND FLOORS AND OTC FOREIGN  EXCHANGE  CONTRACTS AND
OPTIONS,  BY RISK CLASS*
Note:  Amounts  represent  current  exposure and do not include  potential credit  exposure that may result from factors that influence market risk.
                                                                                                                     Transactions
                                                                                                                       with over
Dollars in billions                                            All Transactions                                       3 years to
                                                                                                                       maturity
----------------------------------------------------------------------------------------------------------------------------------
                              Other Major
                              Derivatives             Financial     Governments/                          Year-to-date
June 30, 1997                  Dealers     Corporates Institutions Supranationals    Other     Total       Average       Total
--------------------------------------------------------------------------------------------------------------------- ------------
Swaps, swap options, caps
 and floors:
   Risk classes 1 and 2          $   .4      $    -     $   .5       $    -        $    -     $   .9         $   1.0     $    .8
   Risk class 3                      .7          .2         .1            -            .1        1.1             1.1          .6
   Risk classes 4 and 5              .3          .1         .2            -            .1         .7              .7          .4
   Risk classes 6, 7 and 8            -           -          -            -             -          -               -           -
                             ------------ ---------- ----------- ------------- ----------- ---------- --------------- ------------
                                 $  1.4      $   .3     $   .8       $    -        $   .2     $  2.7         $   2.8     $   1.8
                             ------------ ---------- ----------- ------------- ----------- ---------- --------------- ------------
Foreign exchange contracts
 and options:
   Risk classes 1 and 2          $   .5      $    -     $    -       $   .1        $    -     $   .6         $    .8     $     -
   Risk class 3                      .3           -         .1            -             -         .4              .3           -
   Risk classes 4 and 5              .1           -          -            -             -         .1              .1           -
                             ------------ ---------- ----------- ------------- ----------- ---------- --------------- ------------
                                 $   .9      $    -     $   .1       $   .1        $    -     $  1.1         $   1.2     $     -
                             ------------ ---------- ----------- ------------- ----------- ---------- --------------- ------------

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


SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
Dollars in millions
----------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                                   1997                 1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income adjusted for noncash and non-operating activities -
   Net income                                                                        $       393          $       567
   Depreciation, amortization and other                                                       42                   57
----------------------------------------------------------------------------------------------------------------------
   Cash items included in net income                                                         435                  624
----------------------------------------------------------------------------------------------------------------------
 Net (increase) decrease in operating assets -
   Financial instruments and contractual commitments                                     (20,362)              11,422
   Commodities and related products and instruments                                         (223)                 292
   Collateralized short-term financing agreements                                        (18,622)              (6,234)
   Receivables                                                                            (1,535)                (157)
   Other                                                                                     (71)                 (72)
----------------------------------------------------------------------------------------------------------------------
Net (increase) decrease in operating assets                                              (40,813)               5,251
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
   Collateralized short-term financing agreements                                         29,687              (16,448)
   Short-term borrowings                                                                   1,219               (3,014)
   Financial and commodities-related instruments sold,
      not yet purchased, and contractual commitments                                       3,551               14,175
   Payables and accrued liabilities                                                        3,733               (1,011)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in operating liabilities                                          38,190               (6,298)
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                     (2,188)                (423)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of term debt                                                                   4,055                2,621
   Issuance of preferred stock, Series E                                                       -                  250
   Employee stock purchase and option plans                                                    5                    -
   Term debt maturities and repurchases                                                   (1,192)              (1,969)
   Collateralized mortgage obligations                                                       (63)                (284)
   Purchase of common stock for treasury                                                    (103)                 (49)
   Dividends on common stock                                                                 (34)                 (34)
   Dividends on preferred stock*                                                             (30)                 (35)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  2,638                  500
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Assets securing collateralized mortgage obligations                                        63                  351
   Proceeds from sale of Basis Petroleum                                                     365                    -
   Property, plant and equipment                                                             (27)                 (69)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                    401                  282
----------------------------------------------------------------------------------------------------------------------
Net increase in cash and interest bearing equivalents                                        851                  359
Cash and interest bearing equivalents at January 1,                                        1,230                1,454
----------------------------------------------------------------------------------------------------------------------
Cash and interest bearing equivalents at June 30,                                    $     2,081          $     1,813
======================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Consolidated Summary of Options and Contractual Commitments are integral parts of this statement.

* For the six months ended June 30, 1997 and 1996, dividends on preferred stock were reduced by the aftertax impact ( $8 million and $12 million) of interest rate swaps that effectively convert the Company's fixed-rate obligations to variable-rate obligations.

                          Salomon Inc and Subsidiaries
            Notes to Unaudited Condensed Consolidated Financial Statements
                                 June 30, 1997

1.       Basis of Presentation

         The Unaudited Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the U.S. and prevailing industry practice, both of which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments, may vary from actual results. In the opinion of management, the statements of income, financial condition and cash flows include all normal recurring adjustments necessary for a fair presentation for the periods presented. Certain reclassifications have been made from amounts previously reported to conform to the current year presentation. The Unaudited Condensed Consolidated Financial Statements include the accounts of Salomon Inc and all majority-owned subsidiaries (collectively, the "Company"), with the exception of Basis Petroleum, Inc. ("Basis"), which is presented as discontinued operations as discussed in Note 3. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       Accounting Policies

         Derivatives Used for Trading Purposes
         Derivative instruments ("derivatives" or "contractual commitments") used for trading purposes are carried on the balance sheet at either market value or, when market prices are not readily available, fair value, with changes in value recognized currently in earnings. Contractual commitments used for trading purposes include interest rate swap agreements, swap options, caps and floors, options, warrants, futures and forward contracts as well as commodity swaps, options, futures and forward contracts. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Options and contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued, are reported as liabilities in "Financial options and contractual commitments" or "Commodities, including options and contractual commitments." This category also includes the Company's long-term obligations that have principal repayments directly linked to equity securities of unaffiliated issuers for which the Company holds in inventory a note exchangeable for the same equity securities. Margin on futures contracts is included in "Receivables" and "Payables and accrued liabilities." The market values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Revenues generated from derivative instruments used for trading purposes are reported as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

         Derivatives Used for Non-Trading Purposes
         Non-trading derivative instruments which are designated as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Accordingly, changes in the market or fair value of the derivative instrument must be highly correlated with changes in the market or fair value of the underlying hedged item. The Company monitors the effectiveness of its hedges by periodically comparing the change in value of the derivative instrument with the change in value of the underlying hedged item. Contractual commitments used as hedges include interest rate swaps, cross currency swaps and forward currency contracts.

         Interest rate swaps, including cross currency swaps, are utilized to effectively convert the Company's fixed rate preferred stock and guaranteed preferred beneficial interests in Company subordinated debt securities ("TRUPS"), a portion of its short-term borrowings and the majority of its fixed rate term debt to variable rate instruments. These swaps are recorded "off-balance sheet," with accrued inflows and outflows reflected as adjustments to interest expense and/or dividends, as appropriate. Adjustments to preferred stock dividends are recorded on an after tax basis. Upon early termination of an underlying hedged instrument, the derivative is accounted for at market or fair value. The impact of recording the market or fair value of the derivative instrument "on-balance sheet" is recognized immediately in earnings. Changes in market or fair value of such instruments, or realized gains or losses resulting from the termination of such instruments, are recognized currently in earnings.

         The Company utilizes forward currency contracts to hedge a portion of the currency exchange rate exposure relating to non-U.S. dollar term debt issued by Salomon Inc (Parent Company). The impact of translating the forward currency contracts and the related debt to prevailing exchange rates is recognized currently in earnings. The Company also utilizes forward currency contracts to hedge certain investments in subsidiaries with functional currencies other than the U.S. dollar. The impact of marking open contracts to prevailing exchange rates and the impact of realized gains or losses on maturing contracts, both net of the related tax effects, are included in "Cumulative translation adjustments" in Stockholders' equity as is the impact of translating the investments being hedged. Upon the disposition of an investment in a subsidiary with a functional currency other than the U.S. dollar, accumulated gains or losses previously included in "Cumulative translation adjustments" are recognized immediately in earnings.

         Derivative instruments that do not meet the criteria to be designated as a hedge are considered trading derivatives and are recorded at market or fair value.


3.       Discontinued Operations

         On May 1, 1997, the Company completed the sale of all of the outstanding stock of Basis Petroleum, Inc. to Valero Energy Corporation ("Valero"). Upon closing, the Company received cash proceeds of $365 million and Valero common stock with a market value of $120 million. In July 1997, the Company paid Valero $3 million in connection with the final determination of working capital. In addition, the Company is entitled to participation payments based on a fixed notional throughput and the difference, if any, between an average market crackspread, as defined, and a base crackspread, as defined, over each of the next ten years, but subject to the limitation that the total of the participation payments is capped at $200 million, with a maximum of $35 million per year. Basis is classified as a discontinued operation in the Company's Condensed Consolidated Financial Statements.

4.       Commitments and Contingencies

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

         The Company's ongoing process of upgrading its financial and operating systems is focused on: supporting the multi-entity, multi-currency, multi-time zone aspects of its businesses; improving control over complex, cross-entity transactions; facilitating standardized technology platforms, operating procedures, and fungibility of resources around the world; eliminating redundant regional applications; reducing future technology and operations costs; and efficiently meeting market and regulatory changes. Additionally, in order to adapt systems for Year 2000 processing and the European Monetary Union, the Company anticipates incurring $100 million to $150 million in additional expenses through the Year 2000.

5. Guaranteed preferred beneficial interests in Company subordinated debt securities

         The Company has $345 million, or 13,800,000 TRUPS units, outstanding. Each TRUPS unit includes a 9 1/4% mandatorily redeemable preferred security of the SI Financing Trust I (the "Trust") and a purchase contract which requires the holder to purchase, in 2021 (or earlier if the Company elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of Salomon Inc's 9 1/2% Cumulative Preferred Stock, Series F. The Trust, which is a wholly-owned subsidiary of the Company, was established for the sole purpose of issuing the 9 1/4% preferred securities and common securities and investing the proceeds in $356 million aggregate principal amount of 9 1/4% subordinated debt securities issued by Salomon Inc due June 30, 2026.


6.       Net Capital

         Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The Company's principal regulated subsidiaries are discussed below.

         Salomon Brothers Inc ("SBI") is registered as a broker-dealer with the U.S. Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at June 30, 1997, SBI's net capital was $1.0 billion, $938 million in excess of regulatory requirements.

         Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures Authority ("SFA") in accordance with the Financial Services Act 1986. The SFA requires SBIL to have available at all times financial resources, as defined, sufficient to demonstrate continuing compliance with its rules. At June 30, 1997, SBIL's financial resources were $483 million in excess of regulatory requirements.

         Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers AG ("SBAG") are also subject to requirements to maintain specified levels of net capital or its equivalent. At June 30, 1997, SBAL's net capital was $305 million above the minimum required by Japan's Ministry of Finance. SBAG's net capital was $1 million above the minimum required by Germany's Banking Supervisory Authority.

         In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco") must maintain minimum levels of capital in accordance with agreements with its rating agencies. At June 30, 1997,

         Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.


7.       Summary of Revenues from Continuing Operations

The following tables present revenues, net of interest expense for the three and six months ended June 30, 1997 and 1996.



Three Months Ended June 30, 1997
                                                      Principal
                                                   Transactions
                                                          & Net
                                                   Interest and      Investment
(Dollars in millions)                                 Dividends         Banking     Commissions          Other             Total
----------------------------------------------------------------------------------------------------------------------------------
Fixed income sales and trading                    $         529   $           -   $           3   $          -   $           532
Equity sales and trading                                    132               -              97              -               229
Global investment banking                                     -             221               -              -               221
Commodities trading                                          91               -               -              -                91
Asset management                                              5               -               -             15                20
Other                                                        (1)              -               -             (2)               (3)
----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense           $         756   $         221   $         100   $         13   $         1,090
==================================================================================================================================




Three Months Ended June 30, 1996
                                                      Principal
                                                   Transactions
                                                          & Net
                                                   Interest and      Investment
(Dollars in millions)                                 Dividends         Banking     Commissions          Other             Total
----------------------------------------------------------------------------------------------------------------------------------
Fixed income sales and trading                    $         703   $           -   $           3   $          -   $           706
Equity sales and trading                                    196               -              72              -               268
Global investment banking                                     -             251               -              -               251
Commodities trading                                         (18)              -               -              -               (18)
Asset management                                              -               -               -             11                11
Other                                                         5               -               -              -                 5
----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense           $         886   $         251   $          75   $         11   $         1,223
==================================================================================================================================






Six Months Ended June 30, 1997
                                                      Principal
                                                   Transactions
                                                          & Net
                                                   Interest and      Investment
(Dollars in millions)                                 Dividends         Banking     Commissions          Other             Total
----------------------------------------------------------------------------------------------------------------------------------
Fixed income sales and trading                    $       1,046   $           -   $           5   $          -   $         1,051
Equity sales and trading                                    278               -             194              -               472
Global investment banking                                     -             441               -              -               441
Commodities trading                                         116               -               -              -               116
Asset management                                              8               -               -             29                37
Other                                                        (3)              -               -             (2)               (5)
----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense           $       1,445   $         441   $         199   $         27   $         2,112
==================================================================================================================================




Six Months Ended June 30, 1996
                                                      Principal
                                                   Transactions
                                                          & Net
                                                   Interest and      Investment
(Dollars in millions)                                 Dividends         Banking     Commissions          Other             Total
----------------------------------------------------------------------------------------------------------------------------------
Fixed income sales and trading                    $       1,430   $           -   $           8   $          -   $         1,438
Equity sales and trading                                    175               -             157              -               332
Global investment banking                                     -             432               -              -               432
Commodities trading                                         217               -               -              -               217
Asset management                                              1               -               -             22                23
Other                                                        19               -               -              -                19
----------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense           $       1,842   $         432   $         165   $         22   $         2,461
==================================================================================================================================


8.       Impact of New Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is currently assessing these statements, which are effective for fiscal years beginning after December 15, 1997 and establish standards for the reporting and display of comprehensive income and disclosure related to segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SUMMARY OF CONSOLIDATED OPERATING RESULTS
Dollars in millions, except per share amounts                   Three Months       Percent             Six Months        Percent
Period ended June 30,                                          1997         1996    Change         1997          1996     Change
--------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense:
   Global investment banking:
       Advisory                                            $     83     $     72        15%    $    155     $     132        17%
       Equity underwriting                                       72          132       (45)         130           185       (30)
       Debt underwriting                                         66           47        40          156           115        36
--------------------------------------------------------------------------------------------------------------------------------
   Total global investment banking                              221          251       (12)         441           432         2
   Fixed income sales and trading                               532          706       (25)       1,051         1,438       (27)
   Equity sales and trading                                     229          268       (15)         472           332        42
   Commodities trading                                           91         (18)       n/m          116           217       (47)
   Asset management                                              20           11        82           37            23        61
   Other                                                         (3)           5       n/m           (5)           19       n/m
--------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                    $  1,090     $  1,223       (11)%   $  2,112     $   2,461       (14)%
================================================================================================================================
Income from continuing operations                          $    220     $    298       (26)%   $    393     $     608       (35)%
================================================================================================================================
Per common share:
Primary earnings from continuing operations                $   1.89     $   2.65               $   3.34     $    5.41
Fully diluted earnings from continuing operations*             1.77         2.40                   3.14          4.89
Cash dividends                                                 0.16         0.16                   0.32          0.32
Book value at period-end*                                     42.52        40.08                  42.52         40.08
================================================================================================================================
Annualized  return  on  average  common  stockholders'
  equity  from  continuing operations:
Primary                                                        17.9%        29.7%                  16.0%         31.5%
Fully diluted*                                                 17.0         26.7                   15.2          28.2
================================================================================================================================

 *Assumes conversion of redeemable preferred stock unless such assumption results in higher earnings per share, book value or return on equity than determined under the primary method.



The Company recorded income from continuing operations of $220 million, or $1.77 per common share on a fully diluted basis, for the second quarter of 1997, compared with $298 million, or $2.40 per common share for the second quarter of 1996. Income from continuing operations for the six months ended June 30, 1997 was $393 million, or $3.14 per common share on a fully diluted basis, compared with $608 million, or $4.89 per common share for the first half of 1996.

Global investment banking revenues (underwriting plus advisory) for the three months ended June 30, 1997, were $221 million, essentially unchanged from the 1997 first quarter though down from the record revenues of $251 million in the second quarter of 1996. Advisory and debt underwriting revenues improved year over year while equity underwriting revenues were below the record level of last year's second quarter. Investment banking revenues for the six months ended June 30, 1997 were $441 million, moderately above $432 million for the comparable 1996 period and slightly ahead of the record pace for all of 1996. On a lead managed basis, Salomon Brothers ranked fourth in underwriting U.S. debt and equity public issues for the first six months of 1997.

Fixed income sales and trading net revenues were $532 million in the second quarter of 1997, down from $706 million in the year ago quarter. The decrease reflects lower revenues in both proprietary trading and customer sales and trading compared with very strong results for the second quarter of 1996. Net revenues for the six months ended June 30, 1997 were $1,051 million compared with $1,438 million for the six months ended June 30, 1996. The year-to-year decrease was attributable entirely to lower proprietary trading revenues.

Equity sales and trading net revenues were $229 million in the 1997 second quarter compared with $268 million for the second quarter of 1996. Equity sales and trading results continued at a level well above the quarterly average for 1996. For the six months ended June 30, 1997, equity sales and trading net revenues were $472 million, up from $332 million in the year ago period, reflecting improved results in both customer sales and trading and proprietary trading.

Net revenues from non-financial commodities trading activities, which are conducted by Phibro Inc., were $91 million in the second quarter of 1997, compared with negative revenues of $18 million in the year ago quarter. Net revenues for the six months ended June 30, 1997 were $116 million compared with $217 million for the six months ended June 30, 1996.

Asset management revenues for the 1997 second quarter were $20 million, nearly double the $11 million recorded in the second quarter of 1996. Revenues for the six months ended June 30, 1997 were $37 million, up from $23 million in the six months ended June 30, 1996.


Noninterest Expenses
Dollars in millions
                                                                Three Months                       Six Months
Period ended June 30,                                         1997       1996                1997         1996
----------------------------------------------------------------------------------------------------------------
Compensation and employee-related expenses              $      546   $    546           $   1,111    $   1,096
================================================================================================================
Compensation expense ratio*                                     61%        52%                 64%          52%
================================================================================================================
Total non-compensation expenses                         $      194   $    180           $     372    $     352
================================================================================================================
Non-compensation expense ratio**                                18%        15%                 18%          14%
================================================================================================================

 *Compensation  and  employee-related  expenses  as a  percentage  of earnings before income taxes and compensation and employee-related expenses. **Non-compensation expenses as a percentage of revenues, net of interest expense.


Although operating results for the first six months of 1997 were lower than the comparable 1996 period, compensation and employee related expenses were about the same, due to increased headcount and higher levels of market compensation in 1997.

The increases in non-compensation expenses in 1997 are primarily the result of higher technology expenses and clearing and exchange fees. The increase in clearing and exchange fees reflects increased volume. The growth in technology expenses is due to increased technology consulting fees and desktop hardware and software costs. Higher levels of technology consulting costs will continue, given the systems related demands of Year 2000 and European Monetary Union.


Capital and Liquidity Management

Dollars in millions
------------------------------------------------------------------------------------------------------------------------------------
                                                                 June 30,      March 31,      December 31,  September 30, June 30,
Quarter ended                                                      1997           1997          1996          1996          1996
------------------------------------------------------------------------------------------------------------------------------------
Average Weekly Balance Sheet Information:
Government and government agency securities - U.S.             $    50,279   $     48,983   $    48,978   $    45,464   $    43,106
Government and government agency securities - non-U.S.              42,923         35,928        35,946        32,017        34,770
Financial options and contractual commitments                        6,700          6,936         6,637         5,061         5,619
Other financial instruments owned                                   28,032         25,867        25,594        21,481        20,372
------------------------------------------------------------------------------------------------------------------------------------
Total financial instrument inventories                             127,934        117,714       117,155       104,023       103,867
------------------------------------------------------------------------------------------------------------------------------------
Securities purchased under agreements to resell                     73,378         69,983        64,573        60,971        60,087
Securities borrowed                                                 13,749         13,201        16,488        16,672        15,170
Other assets                                                         9,443          9,638        11,245         9,300        13,380
------------------------------------------------------------------------------------------------------------------------------------
Average total assets                                           $   224,504   $    210,536   $   209,461   $   190,966   $   192,504
====================================================================================================================================
Period-end total assets                                        $   235,953   $    214,051   $   194,881   $   190,987   $   181,445
====================================================================================================================================
Period-end net assets*                                         $   173,406   $    143,733   $   138,345   $   129,335   $   125,434
====================================================================================================================================
Average net assets*                                            $   151,126   $    140,553   $   144,888   $   129,995   $   132,417
====================================================================================================================================
Average net assets, excluding securities borrowed and
  government and government agency securities*                 $    44,175   $     42,441   $    43,476   $    35,842   $    39,371
====================================================================================================================================
Average equity**                                               $     5,786   $      5,728   $     5,700   $     5,612   $     5,295
====================================================================================================================================
Ratios at period-end:**
Working capital coverage                                              1.14           1.13          1.12          1.11          1.13
Total capital basis double leverage                                    .65            .74           .76           .81           .82
Average net assets to average equity                                  26.1           24.5          25.4          23.2          25.0
====================================================================================================================================
Common shares outstanding (in millions)                              107.4          109.2         109.0         105.3         105.2
====================================================================================================================================

    * Net assets are total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase.
   ** Average equity is based on month-end balances; for equity-based ratios, "total equity" includes common equity, perpetual preferred stock, TRUPS and redeemable preferred stock.

Average assets for the second quarter of 1997 were $225 billion, up from $211 billion in the first quarter of 1997. Due to the nature of the Company's trading and funding activities, including its matched-book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

The Company's long-term capital includes common equity, redeemable preferred stock, perpetual preferred stock, TRUPS, unsecured obligations and long-term deferred taxes. Long-term capital includes all amounts maturing beyond one year and a portion of amounts maturing between six months and one year (weighted by maturity), and excludes all amounts scheduled to mature within six months. Long-term capital increased from $16.8 billion at December 31, 1996 to $19.3 billion at June 30, 1997, principally due to the net increase of approximately $2.7 billion in the level of term debt since year-end. The Company manages the level of long-term capital to be the greater of 110% of working capital or the capital required to maintain a total capital basis double leverage ratio of 1.0.

The Company's long-term debt to equity ratio was 2.5 at June 30, 1997. For this ratio, redeemable preferred stock is treated as common equity; preferred stock and TRUPS are treated as equity only to the extent that, in total, they are not greater than 15% of total equity. Amounts in excess of 15% are treated as long-term debt. Long-term debt excludes 50% of first year maturities.

As of July 31, 1997 the Company's credit ratings were as follows:

                                                                                        Duff &                            Thomson
                                       Moody's            S&P            Fitch          Phelps             IBCA           Bankwatch
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                          Baa1              BBB              A-              A-               A-                A
Commercial paper                         P-2              A2              F-1              D-1              A1              TBW-1
Issuer                                    -                -               -                -               B/C              B/C
-----------------------------------------------------------------------------------------------------------------------------------

Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $4.6 billion at June 30, 1997, compared with $4.4 billion at December 31, 1996. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high-yield securities exclude the collateralized portion of "Brady Bonds," but include such securities to the extent they are not collateralized. Unrated securities with market yields comparable to entities rated below "triple B-" are also included in high-yield securities. The largest single high-yield exposure to a single counterparty was $329 million at June 30, 1997. In addition, at June 30, 1997 the Company had $50 million in bank loan commitments outstanding.

Book value per share increased to $42.52 at June 30, 1997, from $40.03 at December 31, 1996. Through June 30, 1997, the Company repurchased two million common shares for treasury in 1997 at an average price of $51.65 per share. Shares authorized for additional repurchase by the Company's Board of Directors totaled approximately 6.5 million at June 30, 1997.


SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                       Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                     June 30,    March 31,     December 31, September 30,  June 30,
Dollars in millions, except per share amounts                            1997         1997          1996         1996          1996
------------------------------------------------------------------------------------------------------------------------------------
For the quarter:
Revenues, net of interest expense:
   Global investment banking:
       Advisory                                                  $         83  $        72  $         75  $        65   $        72
       Equity underwriting                                                 72           58            66           83           132
       Debt underwriting                                                   66           90            93           39            47
------------------------------------------------------------------------------------------------------------------------------------
   Total global investment banking                                        221          220           234          187           251
   Fixed income sales and trading                                         532          519           588          598           706
   Equity sales and trading                                               229          243            83          (26)          268
   Commodities trading                                                     91           25           100           36           (18)
   Asset management                                                        20           17            15           13            11
   Other                                                                   (3)          (2)           33           45             5
------------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                       1,090        1,022         1,053          853         1,223
------------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
     Compensation and employee-related                                    546          565           502          441           546
     Other noninterest expenses                                           194          178           186          180           180
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                740          743           688          621           726
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                     350          279           365          232           497
Income tax expense                                                        130          106           131           92           199
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                         220          173           234          140           298
Loss from discontinued operations, net of tax                               -            -          (296)         (28)           (7)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $        220  $       173  $        (62) $       112   $       291
====================================================================================================================================
Annualized  return  on  average  common  stockholders'
   equity  from  continuing operations:
       Primary                                                           17.9%        14.0%         21.1%        12.4%         29.7%
       Fully diluted*                                                    17.0         13.4          19.6         11.7          26.7
====================================================================================================================================
Per common share:
     Primary earnings from continuing operations                 $       1.89  $      1.44  $       2.03  $      1.15   $      2.65
     Primary earnings (loss)                                             1.89         1.44         (0.71)        0.88          2.58
     Fully diluted earnings from continuing operations*                  1.77         1.37          1.88         1.08          2.40
     Fully diluted earnings (loss)*                                      1.77         1.37         (0.71)        0.85          2.34
     Cash dividends                                                      0.16         0.16          0.16         0.16          0.16
     High market price                                                 58 5/8       61 3/8            49       46 7/8        44 1/4
     Low market price                                                      49           46        44 1/8           38        36 1/8
     Ending market price                                               55 5/8       49 7/8        47 1/8       45 5/8            44
     Book value at period-end                                           42.52        41.13         40.03        40.67         40.08
====================================================================================================================================
Full-time employees:
     Salomon Brothers                                                   7,027        6,858         6,808        6,683         6,370
     Salomon Inc (excluding Basis)                                      7,294        7,151         7,146        7,084         6,966
====================================================================================================================================

* Assumes conversion of redeemable preferred stock outstanding unless such assumption results in higher returns on equity or earnings per share than determined under the primary method.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         An action for civil penalties of up to $800,000 was filed on May 1, 1997 against Basis Petroleum, Inc. by the U. S. Department of Justice for alleged violations of the New Source Performance Standards ("NSPS") under the Clean Air Act at Basis' Texas City, Texas refinery. The action, United States v. Basis Petroleum, Inc. (S.D. Tex, Houston Div., Case No. H-97-1494), alleges that a certain process unit, oil and water separator and storage tank failed to meet applicable NSPS requirements on certain occasions or during specified periods from May 1990 to April 1994. Under the terms of the Company's sale of all of the outstanding stock of Basis Petroleum, Inc. to Valero Energy Corporation on May 1, 1997, the Company retains liability for certain pre-sale violations of environmental laws. The Company cannot determine at this time the extent of its liability, if any, for the violations alleged in the lawsuit.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         12.a     Calculation of ratio of earnings to fixed charges*

         12.b Calculation of ratio of earnings to combined fixed charges and preferred dividends*

         27       Financial Data Schedule*

         *filed herewith

(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated July 17, 1997, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

                                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           SALOMON INC
                                                           (Registrant)



Date     August 12, 1997                              /s/ Jerome H. Bailey
         --------------                              --------------------
                                                   Chief Financial Officer



Date     August 12, 1997                              /s/ Arnold S. Olshin
         --------------                              --------------------
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