Form 10-Q
period 1997-09-30
SALOMON INC
filed 1997-11-13
CIK 200245

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.


                         Commission File Number 1-4346

                                   SALOMON INC
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                          22-1660266
        ---------------------------------   -----------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)



        Seven World Trade Center, New York, New York              10048
        --------------------------------------------         -------------
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

                      Yes X                     No ____



                 Number of shares of common stock outstanding
                       at October 31, 1997: 111,171,954


                                 SALOMON INC
                                  Form 10-Q



Part I       FINANCIAL INFORMATION                                                                    Page No.
-------------------------------------------------------------------------------------------------- -----------------

Item 1.       Financial Statements (unaudited):

              Consolidated Statement of Income -
                        Three and Nine months ended September 30, 1997 and 1996                                 3

              Condensed Consolidated Statement of Financial Condition -
                        September 30, 1997 and December 31, 1996                                              4-5

              Consolidated Summary of Options and Contractual Commitments -
                        September 30, 1997 and December 31, 1996                                                6

              Consolidated Statement of Cash Flows -
                        Nine months ended September 30, 1997 and 1996                                           7

              Notes to Unaudited Condensed Consolidated Financial Statements                                 8-13

Item 2.       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                           14-18



Part II           OTHER INFORMATION
---------------------------------------------------------------------------------------------------

Item 1.       Legal Proceedings                                                                                19

Item 6.       Exhibits and Reports on Form 8-K                                                              19-20

SIGNATURES                                                                                                     21
-----------------------



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
Dollars in millions, except per share amounts                                  Three months                          Nine months
------------------------------------------------------------------------------------------------------------------------------------
Period ended September 30,                                                 1997           1996                   1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Revenues from continuing operations:
   Interest and dividends                                           $     1,651    $     1,366            $     4,696    $   4,374
   Principal transactions                                                   522            307                  1,449        1,542
   Investment banking                                                       233            187                    674          619
   Commissions                                                               90             69                    289          234
   Other                                                                     29             56                     56           78
------------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                        2,525          1,985                  7,164        6,847
    Interest expense                                                      1,417          1,132                  3,944        3,533
------------------------------------------------------------------------------------------------------------------------------------
 Revenues, net of interest expense                                        1,108            853                  3,220        3,314
------------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and employee-related                                        595            441                  1,706        1,537
   Technology                                                                61             59                    176          155
   Professional services and business development                            53             45                    143          137
   Occupancy                                                                 39             41                    121          126
   Clearing and exchange fees                                                23             21                     63           55
   Other                                                                     15             14                     60           59
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                  786            621                  2,269        2,069
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                       322            232                    951        1,245
Income tax expense                                                          116             92                    352          497
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                           206            140                    599          748
Loss from discontinued operations, net of taxes                               -            (28)                     -          (69)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $       206    $       112            $       599    $     679
====================================================================================================================================
Earnings available for fully diluted earnings per common share
   from continuing operations                                       $       198    $       131            $       576    $     723
====================================================================================================================================
Per common share:
 Primary earnings from continuing operations                        $      1.77    $      1.15            $      5.10    $    6.56
 Primary earnings                                                          1.77           0.88                   5.10         5.90
 Fully diluted earnings from continuing operations*                        1.66           1.08                   4.79         5.98
 Fully diluted earnings*                                                   1.66           0.85                   4.79         5.41
 Cash dividends                                                            0.16           0.16                   0.48         0.48
====================================================================================================================================

Weighted average shares of common stock outstanding (in thousands):
For primary earnings per common share                                   107,700        105,500                108,500      105,800
For fully diluted earnings per common share                             119,300        120,600                120,100      121,000
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


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)

Dollars in millions
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                September 30, 1997                  December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash and interest bearing equivalents                                              $      1,134                       $       1,230

Financial instruments and contractual commitments:
     Government and government agency securities - U.S.             $      48,216                     $       45,123
     Government and government agency securities - non-U.S.                49,493                             35,189
     Corporate debt securities                                             14,886                             12,415
     Options and contractual commitments                                    8,058                              6,592
     Equity securities                                                      6,587                              7,094
     Mortgage loans and collateralized mortgage securities                  3,615                              3,126
     Other                                                                  3,297                              2,947
                                                                     ------------                        -----------
                                                                                        134,152                             112,486

Commodities and related products and instruments:
     Physical commodities inventory                                         1,426                                995
     Options and contractual commitments                                      296                                315
                                                                     ------------                        -----------
                                                                                          1,722                               1,310

Collateralized short-term financing agreements:
     Securities purchased under agreements to resell                       69,078                             56,536
     Securities borrowed and other                                         20,800                             16,162
                                                                     ------------                        -----------
                                                                                         89,878                              72,698

Receivables                                                                               6,950                               5,118

Assets securing collateralized mortgage obligations                                         272                                 394

Property, plant and equipment, net                                                          499                                 521

Net realizable value of discontinued operations (Note 3)                                      -                                 490

Other assets, including intangibles                                                         620                                 634
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                  $    235,227                       $     194,881
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


SALOMON INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(unaudited)


Dollars in millions
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                          September 30, 1997            December 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
Collateralized short-term financing agreements:
     Securities sold under agreements to repurchase                         $     113,461                $      77,632
     Securities loaned                                                              5,638                        1,495
                                                                              ------------                  ----------
                                                                                           $    119,099                 $   79,127
Short-term borrowings                                                                             6,086                      6,817

Financial and  commodities-related  instruments  sold,
  not yet  purchased, and contractual commitments:
     Government and government agency securities - U.S.                            24,441                       34,311
     Government and government agency securities - non-U.S.                        35,920                       31,699
     Financial options and contractual commitments                                 10,246                        9,391
     Equity securities                                                              4,713                        5,840
     Corporate debt securities and other                                            1,644                        1,942
     Commodities, including options and contractual commitments                       209                          324
                                                                              ------------                  ----------
                                                                                                 77,173                     83,507

Payables and accrued liabilities                                                                  9,864                      6,054
Collateralized mortgage obligations                                                                 264                        384
Term debt                                                                                        16,710                     13,370
                                                                                              ---------                -----------
     Total liabilities                                                                          229,196                    189,259

Commitments and contingencies (Note 4)
Redeemable preferred stock, Series A                                                                420                        420
Guaranteed preferred beneficial interests in Company subordinated
  debt securities (Note 5)                                                                          345                        345
Stockholders' equity:
     Preferred stock, Series D and E                                                  450                          450
     Common stock                                                                     159                          159
     Additional paid-in capital                                                       439                          437
     Retained earnings                                                              5,985                        5,482
     Cumulative translation adjustments                                                 -                            6
     Common stock held in treasury, at cost                                        (1,767)                      (1,677)
                                                                              -----------                   ----------
           Total stockholders' equity                                                             5,266                      4,857
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                            $    235,227                  $ 194,881
==================================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Consolidated Summary of Options and Contractual Commitments are integral parts of this statement.




SALOMON INC AND SUBSIDIARIES
CONSOLIDATED SUMMARY OF OPTIONS AND CONTRACTUAL COMMITMENTS
(unaudited)
                                                               September 30, 1997                       December 31, 1996

                                                       ------------------------------------    ------------------------------------
                                                                      Current Market or                        Current Market or
                                                         Notional        Fair Value              Notional         Fair Value
                                                                   ------------------------                ------------------------
Dollars in billions                                       Amounts      Assets   Liabilities       Amounts     Assets   Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                               $  648.6       $    -       $    -      $  525.3    $               $    -
                                                                                                                  -
   Other exchange-issued products:
     Equity contracts                                      16.8           .2           .6          12.9          .1            .2
     Fixed income contracts                                81.0            -            -          59.0           -             -
     Foreign exchange contracts                               -            -            -             -           -             -
     Commodities-related contracts                          3.9            -            -           4.9           -             -
-----------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                            750.3           .2           .6         602.1          .1            .2
-----------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options,
 caps and floors:
   Swaps (b)                                            1,218.8                                   852.4
   Swap options written                                    20.1                                     9.7
   Swap options purchased                                  36.1                                    23.3
   Caps and floors                                        135.4                                   114.4
-----------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps and floors          1,410.4          4.5          5.8         999.8         4.2           6.5
-----------------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
   Forward currency contracts (b)                          98.7           .7           .8          69.0          .5            .5
   Options written                                         25.6            -           .2          31.6           -            .2
   Options purchased                                       28.0           .2            -          32.9          .4             -
-----------------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options          152.3           .9          1.0         133.5          .9            .7
-----------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options, warrants and forwards on equities and          60.9          2.1          2.7          45.6         1.1           1.8
   equity indices (c)
   Options and forward contracts on fixed-income          308.0           .4           .2         179.0          .3            .2
   securities (c)
   Commodities-related contracts (d)                       15.6           .3           .2          22.0          .3            .3
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                  $2,697.5       $  8.4       $ 10.5      $1,982.0    $    6.9        $  9.7
-----------------------------------------------------------------------------------------------------------------------------------

(a) Margin on futures contracts is included in receivables or payables on the Condensed Consolidated Statement of Financial Condition.
(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt, TruPS and preferred stock) of $19.0 billion and $3.5 billion at September 30, 1997 and $15.5 billion and $2.0 billion at December 31, 1996, respectively.
(c) The fair value of such instruments recorded as assets includes approximately $1.2 billion at September 30, 1997 and $.6 billion at December 31, 1996, respectively, of over-the-counter instruments, primarily with investment grade counterparties. The remainder consists primarily of highly liquid instruments actively traded on organized exchanges.
(d) A substantial majority of these over-the-counter contracts are with investment grade counterparties.




CONSOLIDATED  CREDIT  EXPOSURE,  NET OF  SECURITIES  AND CASH  COLLATERAL ON OTC
SWAPS,  SWAP  OPTIONS,  CAPS AND FLOORS AND OTC FOREIGN  EXCHANGE  CONTRACTS AND
OPTIONS,  BY RISK CLASS*

Note: Amounts represent current exposure and do not include potential credit exposure that may result from factors that influence market risk.

                                                                                                                     Transactions
                                                                                                                       with over
Dollars in billions                                            All Transactions                                       3 years to
                                                                                                                       maturity
----------------------------------------------------------------------------------------------------------------------------------
                             Other Major
                             Derivatives             Financial     Governments/                          Year-to-date
September 30, 1997             Dealers    Corporates Institutions  Supranationals    Other      Total      Average        Total
--------------------------------------------------------------------------------------------------------------------- ------------
Swaps, swap options, caps
 and floors:
   Risk classes 1 and 2          $   .5      $    -      $  .6        $   -        $    -     $  1.1          $  1.0     $    .8
   Risk class 3                      .8          .2         .1            -             -        1.1             1.1          .7
   Risk classes 4 and 5              .4          .2         .2            -            .1         .9              .7          .5
   Risk classes 6, 7 and 8            -           -          -            -             -          -              .1           -
                             ------------ ---------- ----------- ------------- ----------- ---------- --------------- ------------
                                 $  1.7      $   .4      $  .9        $   -        $   .1     $  3.1          $  2.9     $   2.0
                             ------------ ---------- ----------- ------------- ----------- ---------- --------------- ------------
Foreign exchange contracts
 and options:
   Risk classes 1 and 2          $   .4      $    -      $   -        $  .1        $    -     $   .5          $   .7     $     -
   Risk class 3                      .3           -          -            -             -         .3              .3           -
   Risk classes 4 and 5               -           -          -            -            .1         .1              .1           -
                             ------------ ---------- ----------- ------------- ----------- ---------- --------------- ------------
                                 $   .7      $    -      $   -        $  .1        $   .1     $   .9          $  1.1     $     -
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


SALOMON INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
Dollars in millions
----------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                             1997                 1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income adjusted for noncash and non-operating activities -
   Net income                                                                        $       599          $       679
   Depreciation, amortization and other                                                       61                   85
   Gain on sale of The Mortgage Corporation                                                    -                  (31)
----------------------------------------------------------------------------------------------------------------------
   Cash items included in net income                                                         660                  733
----------------------------------------------------------------------------------------------------------------------
 Net (increase) decrease in operating assets -
   Financial instruments and contractual commitments                                     (21,666)               6,602
   Commodities and related products and instruments                                         (412)                 (44)
   Collateralized short-term financing agreements                                        (17,180)             (10,884)
   Receivables                                                                            (1,966)                (266)
   Other                                                                                      11                 (126)
----------------------------------------------------------------------------------------------------------------------
Net (increase) in operating assets                                                       (41,213)              (4,718)
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
   Collateralized short-term financing agreements                                         39,972              (12,998)
   Short-term borrowings                                                                    (731)              (1,977)
   Financial and commodities-related instruments sold,
      not yet purchased, and contractual commitments                                      (6,334)              18,025
   Payables and accrued liabilities                                                        3,813                  507
----------------------------------------------------------------------------------------------------------------------
Net increase in operating liabilities                                                     36,720                3,557
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                     (3,833)                (428)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of term debt                                                                   6,433                2,914
   Issuance of guaranteed preferred beneficial interests
       in Company subordinated debt securities                                                 -                  345
   Issuance of preferred stock, Series E                                                       -                  250
   Employee stock purchase and option plans                                                    6                    4
   Term debt maturities and repurchases                                                   (2,830)              (2,708)
   Collateralized mortgage obligations                                                      (129)                (380)
   Purchase of common stock for treasury                                                    (103)                 (49)
   Redemption of Series C preferred stock                                                      -                 (112)
   Dividends on common stock                                                                 (51)                 (50)
   Dividends on preferred stock*                                                             (45)                 (54)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  3,281                  160
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Assets securing collateralized mortgage obligations                                       131                  456
   Proceeds from the sale of Basis Petroleum                                                 365                    -
   Proceeds from the sale of The Mortgage Corporation                                          -                   82
   Property, plant and equipment                                                             (40)                (104)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                    456                  434
----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and interest bearing equivalents                             (96)                 166
Cash and interest bearing equivalents at January 1,                                        1,230                1,454
---------------------------------------------------------------------------------------------------------------------
Cash and interest bearing equivalents at September 30,                               $     1,134          $     1,620
======================================================================================================================

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements and the Unaudited Consolidated Summary of Options and Contractual Commitments are integral parts of this statement.

* For the nine months ended September 30, 1997 and 1996, dividends on preferred stock were reduced by the aftertax impact ( $11 million and $16 million) of interest rate swaps that effectively convert the Company's fixed-rate obligations to variable-rate obligations.


                             Salomon Inc and Subsidiaries
              Notes to Unaudited Condensed Consolidated Financial Statements
                                 September 30, 1997


1.       Basis of Presentation

         The Unaudited Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the U.S. and prevailing industry practice, both of which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments, may vary from actual results. In the opinion of management, the statements of income, financial condition and cash flows include all normal recurring adjustments necessary for a fair presentation for the periods presented. Certain reclassifications have been made from amounts previously reported to conform to the current year presentation. The Unaudited Condensed Consolidated Financial Statements include the accounts of Salomon Inc and all majority-owned subsidiaries (collectively, the "Company"), with the exception of Basis Petroleum, Inc. ("Basis"), which is presented as a discontinued operation as discussed in Note 3. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


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


3.       Discontinued Operations

         On May 1, 1997, the Company completed the sale of all of the outstanding stock of Basis Petroleum, Inc. to Valero Energy Corporation ("Valero"). Upon closing, the Company received cash proceeds of $365 million and Valero common stock with a market value of $120 million, which was subsequently converted to common stock of PG&E Corporation and common stock of "New Valero". During the third quarter, the Company liquidated its interest in the PG&E and New Valero common stock. In July 1997, the Company paid Valero $3 million in connection with the final determination of working capital. In addition, the Company is entitled to participation payments based on a fixed notional throughput and the difference, if any, between an average market crackspread, as defined, and a base crackspread, as defined, over each of the next ten years, but subject to the limitation that the total of the participation payments is capped at $200 million, with a maximum of $35 million per year. Basis is classified as a discontinued operation in the Company's Condensed Consolidated Financial Statements.



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


         The Company's ongoing process of upgrading its financial and operating systems is focused on: supporting the multi-entity, multi-currency, multi-time zone aspects of its businesses; improving control over complex, cross-entity transactions; facilitating standardized technology platforms, operating procedures, and fungibility of resources around the world; eliminating redundant regional applications; reducing future technology and operations costs; and efficiently meeting market and regulatory changes. The Company also anticipates incurring additional expenses to adapt systems for Year 2000 processing and the European Monetary Union through the Year 2000.


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

         Salomon Brothers Inc ("SBI") is registered as a broker-dealer with the U.S. Securities and Exchange Commission ("SEC") and is subject to the SEC's Uniform Net Capital Rule, Rule 15c3-1, which requires net capital, as defined under the alternative method, of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. Although net capital, aggregate debit items and funds required to be segregated change from day to day, at September 30, 1997, SBI's net capital was $1.2 billion, $1.0 billion in excess of regulatory requirements.

         Salomon Brothers International Limited ("SBIL") is authorized to conduct investment business in the United Kingdom by the Securities and Futures Authority ("SFA") in accordance with the Financial Services Act 1986. The SFA requires SBIL to have available at all times financial resources, as defined, sufficient to demonstrate continuing compliance with its rules. At September 30, 1997, SBIL's financial resources were $614 million in excess of regulatory requirements.

         Salomon Brothers Asia Limited ("SBAL") and Salomon Brothers AG ("SBAG") are also subject to requirements to maintain specified levels of net capital or its equivalent. At September 30, 1997, SBAL's net capital was $255 million above the minimum required by Japan's Ministry of Finance. SBAG's net capital was $40 million above the minimum required by Germany's Banking Supervisory Authority.

         In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco") must maintain minimum levels of capital in accordance with agreements with its rating agencies. At September 30, 1997, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.



7.       Summary of Revenues from Continuing Operations

The following tables present revenues, net of interest expense for the three and nine months ended September 30, 1997 and 1996.


Three Months Ended September 30, 1997
                                                            Principal
                                                         Transactions
                                                                & Net
                                                         Interest and     Investment
(Dollars in millions)                                       Dividends        Banking    Commissions        Other           Total
----------------------------------------------------------------------------------------------------------------------------------
Fixed income sales and trading                      $             737   $          -    $         3     $     11     $       751
Equity sales and trading                                            5              -             86            5              96
Global investment banking                                           -            233              -            -             233
Commodities trading                                                16              -              -            -              16
Asset management                                                    1              -              1           15              17
Other                                                              (3)             -              -           (2)             (5)
==================================================================================================================================
Total revenues, net of interest expense             $             756   $        233    $        90     $     29     $     1,108
==================================================================================================================================



Three Months Ended September 30, 1996
                                                            Principal
                                                         Transactions
                                                                & Net
                                                         Interest and     Investment
(Dollars in millions)                                       Dividends        Banking    Commissions        Other         Total
----------------------------------------------------------------------------------------------------------------------------------
Fixed income sales and trading                        $           595   $          -    $         3     $      -      $    598
Equity sales and trading                                          (87)             -             65           (4)          (26)
Global investment banking                                           -            187              -            -           187
Commodities trading                                                36              -              -            -            36
Asset management                                                    1              -              -           12            13
Other                                                              (4)             -              1           48            45
==================================================================================================================================
Total revenues, net of interest expense               $           541   $        187    $        69     $     56      $    853
==================================================================================================================================





Nine Months Ended September 30, 1997
                                                            Principal
                                                         Transactions
                                                                & Net
                                                         Interest and     Investment
(Dollars in millions)                                       Dividends        Banking    Commissions        Other         Total
----------------------------------------------------------------------------------------------------------------------------------
Fixed income sales and trading                        $         1,783   $          -    $         8     $     11      $  1,802
Equity sales and trading                                          283              -            280            5           568
Global investment banking                                           -            674              -            -           674
Commodities trading                                               132              -              -            -           132
Asset management                                                    9              -              1           44            54
Other                                                              (6)             -              -           (4)          (10)
==================================================================================================================================
Total revenues, net of interest expense               $         2,201   $        674    $       289     $     56      $  3,220
==================================================================================================================================



Nine Months Ended September 30, 1996
                                                            Principal
                                                         Transactions
                                                                & Net
                                                         Interest and     Investment
(Dollars in millions)                                       Dividends        Banking    Commissions        Other         Total
----------------------------------------------------------------------------------------------------------------------------------
Fixed income sales and trading                        $         2,025   $          -    $        11     $      -      $  2,036
Equity sales and trading                                           88              -            222           (4)          306
Global investment banking                                           -            619              -            -           619
Commodities trading                                               253              -              -            -           253
Asset management                                                    2              -              -           34            36
Other                                                              15              -              1           48            64
==================================================================================================================================
Total revenues, net of interest expense               $         2,383   $        619    $       234      $    78      $  3,314
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


9.       Recent Developments

         The Company's Board of Directors has approved a merger in which the Company will become a wholly-owned subsidiary of Travelers Group Inc. ("Travelers"). Following the merger, the Company will be combined with Travelers' subsidiary, Smith Barney Holdings Inc., to form Salomon Smith Barney Holdings Inc. as a wholly-owned subsidiary of Travelers.

         In the merger, each share of the Company's common stock will be exchanged for 1.695 shares of Travelers common stock (after the three-for-two split of Travelers' common stock to be completed on November 19, 1997). Each share of the Company's preferred stock will be exchanged for a share of Travelers' preferred stock with substantially identical terms, except that all the Travelers' preferred stock will have general voting rights.

         Travelers and the Company expect that the merger, which is expected to close before the end of the year, will be accounted for using the pooling of interests method of accounting. Travelers has informed Salomon Inc that as a result of the merger, they expect Salomon Smith Barney Holdings Inc. to record a restructuring charge of between $400 million and $500 million (after-tax) primarily for severance and costs related to excess or unused office space and other facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SUMMARY OF CONSOLIDATED OPERATING RESULTS
Dollars in millions, except per share amounts                      Three Months    Percent             Nine Months      Percent
Period ended September 30,                                     1997          1996   Change           1997         1996   Change
--------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense:
   Global investment banking:
       Advisory                                            $     87     $      65       34 %    $     242    $     197       23 %
       Equity underwriting                                       82            83       (1)           212          268      (21)
       Debt underwriting                                         64            39       64            220          154       43
--------------------------------------------------------------------------------------------------------------------------------
   Total global investment banking                              233           187       25            674          619        9
   Fixed income sales and trading                               751           598       26          1,802        2,036      (11)
   Equity sales and trading                                      96           (26)     n/m            568          306       86
   Commodities trading                                           16            36      (56)           132          253      (48)
   Asset management                                              17            13       31             54           36       50
   Other                                                         (5)           45      n/m            (10)          64      n/m
--------------------------------------------------------------------------------------------------------------------------------
Total revenues, net of interest expense                    $  1,108     $     853       30 %    $   3,220    $   3,314       (3)%
================================================================================================================================
Income from continuing operations                          $    206     $     140       47 %    $     599    $     748      (20)%
================================================================================================================================
Per common share:
Primary earnings from continuing operations                $   1.77     $    1.15               $    5.10    $    6.56
Fully diluted earnings from continuing operations*             1.66          1.08                    4.79         5.98
Cash dividends                                                 0.16          0.16                    0.48         0.48
Book value at period-end*                                     43.93         40.67                   43.93        40.67
================================================================================================================================
Annualized  return  on  average  common  stockholders'
 equity  from  continuing operations:
Primary                                                        16.2 %        12.4 %                  16.1 %       24.9 %
Fully diluted*                                                 15.4          11.7                    15.3         22.5
================================================================================================================================

 *Assumes conversion of redeemable preferred stock unless such assumption results in higher earnings per share, book value or return on equity than determined under the primary method.


The Company recorded income from continuing operations of $206 million, or $1.66 per common share on a fully diluted basis, for the third quarter of 1997, compared with $140 million, or $1.08 per common share for the third quarter of 1996. Income from continuing operations for the nine months ended September 30, 1997 was $599 million, or $4.79 per common share on a fully diluted basis, compared with $748 million, or $5.98 per common share for the first nine months of 1996.

Global investment banking revenues (underwriting plus advisory) for the three months ended September 30, 1997, were $233 million, a 25% increase over $187 million reported in last year's third quarter. Advisory and debt underwriting revenues strengthened year over year while equity underwriting revenues were about even with last year's third quarter. Investment banking revenues for the nine months ended September 30, 1997 were $674 million, up from $619 million for the comparable 1996 period.

Fixed income sales and trading net revenues were $751 million in the third quarter of 1997, up from $598 million in the year ago quarter. The increase reflects continued strength in customer sales and trading as well as strong proprietary trading results. Net revenues for the nine months ended September 30, 1997 were $1,802 million compared with $2,036 million for the nine months ended September 30, 1996. The year-to-year decrease was attributable to lower proprietary trading revenues partially offset by increased revenues from customer sales and trading.

Equity sales and trading net revenues were $96 million in the 1997 third quarter compared with negative revenues of $26 million for the third quarter of 1996. Revenues for the third quarter of 1997 were adversely affected by a loss on a risk arbitrage position in British Telecommunications PLC and MCI Communications Corporation which has been largely liquidated, partially offset by a gain on the sale of Valero Energy Corporation common stock received earlier this year in connection with the sale of Basis Petroleum, Inc. Revenues for the third quarter of 1996 were adversely affected by losses on long-term proprietary equity strategies. For the nine months ended September 30, 1997, equity sales and trading net revenues were $568 million, up from $306 million in the year ago period, principally reflecting improved results in proprietary trading.

Net revenues from commodities trading activities, which are conducted by Phibro Inc., were $16 million in the third quarter of 1997, compared with $36 million in the year ago quarter. Net revenues for the nine months ended September 30, 1997 were $132 million compared with $253 million for the nine months ended September 30, 1996.

Asset management revenues for the 1997 third quarter were $17 million compared with $13 million in the year ago quarter. Revenues for the nine months ended September 30, 1997 were $54 million, up from $36 million in the nine months ended September 30, 1996.


Noninterest Expenses
(Dollars in millions)
                                                                   Three Months                    Nine Months
Period ended September 30,                                    1997             1996            1997             1996
------------------------------------------------------------------------------------------------------------------------
Compensation and employee-related expenses               $     595        $     441       $   1,706        $   1,537
========================================================================================================================
Compensation expense ratio *                                    65 %             66 %            64 %             55 %
========================================================================================================================
Total non-compensation expenses                          $     191        $     180       $     563        $     532
========================================================================================================================
Non-compensation expense ratio **                               17 %             21 %            17 %             16 %
========================================================================================================================

 * Compensation and employee-related expenses as a percentage of earnings before income taxes and compensation and employee-related expenses.
** Non-compensation expenses as a percentage of revenues, net of interest expense.


Although operating results for the first nine months of 1997 were lower than the comparable 1996 period, compensation and employee-related expenses were higher, due to increased headcount and higher levels of market compensation in 1997.

The increases in non-compensation expenses in the first nine months of 1997 are primarily the result of higher technology expenses. The growth in technology expenses is due to increased technology consulting fees and desktop hardware and software costs.




Capital and Liquidity Management

Dollars in millions
------------------------------------------------------------------------------------------------------------------------------------
                                                              September 30,    June 30,      March 31,   December 31,  September 30,
Quarter ended                                                     1997           1997          1997          1996          1996
------------------------------------------------------------------------------------------------------------------------------------
Average Weekly Balance Sheet Information:
Government and government agency securities - U.S.          $       55,470   $    50,279   $    48,983   $    48,978   $      45,464
Government and government agency securities - non-U.S.              43,172        42,923        35,928        35,946          32,017
Financial options and contractual commitments                        7,982         6,700         6,936         6,637           5,061
Other financial instruments owned                                   29,175        28,032        25,867        25,594          21,481
------------------------------------------------------------------------------------------------------------------------------------
Total financial instrument inventories                             135,799       127,934       117,714       117,155         104,023
------------------------------------------------------------------------------------------------------------------------------------
Securities purchased under agreements to resell                     76,738        73,378        69,983        64,573          60,971
Securities borrowed                                                 12,544        13,749        13,201        16,488          16,672
Other assets                                                        11,968         9,443         9,638        11,245           9,300
====================================================================================================================================
Average total assets                                        $      237,049   $   224,504   $   210,536   $   209,461   $     190,966
====================================================================================================================================
Period-end total assets                                     $      235,227   $   235,953   $   214,051   $   194,881   $     190,987
====================================================================================================================================
Period-end net assets*                                      $      166,149   $   173,406   $   143,733   $   138,345   $     129,335
====================================================================================================================================
Average net assets*                                         $      160,311   $   151,126   $   140,553   $   144,888   $     129,995
====================================================================================================================================
Average net assets, excluding securities borrowed and
  government and government agency securities*              $       49,125   $    44,175   $    42,441   $    43,476   $      35,842
====================================================================================================================================
Average equity**                                            $        5,919   $     5,786   $     5,728   $     5,700   $       5,612
====================================================================================================================================
Ratios at period-end:**
Working capital coverage                                              1.15          1.14          1.13          1.12            1.11
Total capital basis double leverage                                    .63           .65           .74           .76             .81
Average net assets to average equity                                  27.1          26.1          24.5          25.4            23.2
====================================================================================================================================
Common shares outstanding (in millions)                              107.5         107.4         109.2         109.0           105.3
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


Average assets for the third quarter of 1997 were $237 billion, up from $225 billion in the second quarter of 1997. Due to the nature of the Company's trading and funding activities, including its matched-book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

The Company's long-term capital includes common equity, redeemable preferred stock, perpetual preferred stock, TRUPS, unsecured obligations and long-term deferred taxes. Long-term capital includes all amounts maturing beyond one year and a portion of amounts maturing between six months and one year (weighted by maturity), and excludes all amounts scheduled to mature within six months. Long-term capital increased from $16.8 billion at December 31, 1996 to $19.3 billion at September 30, 1997, principally due to the net increase of approximately $3.3 billion in the level of term debt since year-end. The Company manages the level of long-term capital to be the greater of 110% of working capital or the capital required to maintain a total capital basis double leverage ratio of 1.0.

On October 17, 1997, Berkshire Hathaway, Inc. converted 140,000 shares ($140 million) of Series A cumulative preferred stock into Salomon Inc common stock (3.7 million shares).

The Company's long-term debt to equity ratio was 2.4 at September 30, 1997. For this ratio, redeemable preferred stock is treated as common equity; preferred stock and TRUPS are treated as equity only to the extent that, in total, they are not greater than 15% of total equity. Amounts in excess of 15% are treated as long-term debt. Long-term debt excludes 50% of first year maturities.

As of October 31, 1997, the Company's credit ratings were as follows:


                                                                                                                          Thomson
                                       Moody's            S&P            Fitch        Duff & Phelps        IBCA           Bankwatch
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                          Baa1              BBB              A-              A-               A-                A
Commercial paper                         P-2              A2              F-1              D-1              A1              TBW-1
Issuer                                    -                -               -                -               B/C              B/C
------------------------------------------------------------------------------------------------------------------------------------


Salomon Brothers' trading portfolio of high-yield securities, carried at market value, totaled $6.4 billion at September 30, 1997, compared with $4.4 billion at December 31, 1996. High-yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies as well as sovereign debt issued by less developed countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high-yield securities exclude the collateralized portion of "Brady Bonds," but include such securities to the extent they are not collateralized. Unrated securities with market yields comparable to entities rated below "triple B-" are also included in high-yield securities. The largest single high-yield exposure to a single counterparty was $554 million at September 30, 1997. In addition, at September 30, 1997 the Company had $166 million in bank loan commitments outstanding.

Book value per share increased to $43.93 at September 30, 1997, from $40.03 at December 31, 1996. Through September 30, 1997, the Company repurchased two million common shares for treasury in 1997 at an average price of $51.65 per share. Shares authorized for additional repurchase by the Company's Board of Directors totaled approximately 6.5 million at September 30, 1997.



SUMMARY OF SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                                                    Three Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                                 September 30, June 30,    March 31,    December 31, September 30,
Dollars in millions, except per share amounts                         1997         1997         1997         1996         1996
----------------------------------------------------------------------------------------------------------------------------------
For the quarter:
Revenues, net of interest expense:
   Global investment banking:
       Advisory                                                $        87  $        83  $        72  $        75  $        65
       Equity underwriting                                              82           72           58           66           83
       Debt underwriting                                                64           66           90           93           39
----------------------------------------------------------------------------------------------------------------------------------
   Total global investment banking                                     233          221          220          234          187
   Fixed income sales and trading                                      751          532          519          588          598
   Equity sales and trading                                             96          229          243           83          (26)
   Commodities trading                                                  16           91           25          100           36
   Asset management                                                     17           20           17           15           13
   Other                                                                (5)          (3)          (2)          33           45
----------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                    1,108        1,090        1,022        1,053          853
----------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
     Compensation and employee-related                                 595          546          565          502          441
     Other noninterest expenses                                        191          194          178          186          180
----------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                             786          740          743          688          621
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                  322          350          279          365          232
Income tax expense                                                     116          130          106          131           92
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                      206          220          173          234          140
Loss from discontinued operations, net of tax                            -            -            -         (296)         (28)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $       206  $       220  $       173  $       (62) $       112
==================================================================================================================================
Annualized  return  on  average  common  stockholders'
  equity  from  continuing operations:
       Primary                                                        16.2%        17.9%        14.0%        21.1%        12.4%
       Fully diluted*                                                 15.4         17.0         13.4         19.6         11.7
==================================================================================================================================
Per common share:
     Primary earnings from continuing operations               $      1.77  $      1.89  $      1.44  $      2.03  $      1.15
     Primary earnings (loss)                                          1.77         1.89         1.44        (0.71)        0.88
     Fully diluted earnings from continuing operations*               1.66         1.77         1.37         1.88         1.08
     Fully diluted earnings (loss)*                                   1.66         1.77         1.37        (0.71)        0.85
     Cash dividends                                                   0.16         0.16         0.16         0.16         0.16
     High market price                                            79 15/16       58 5/8       61 3/8           49       46 7/8
     Low market price                                             53 13/16           49           46       44 1/8           38
     Ending market price                                          75  3/16       55 5/8       49 7/8       47 1/8       45 5/8
     Book value at period-end                                        43.93        42.52        41.13        40.03        40.67
==================================================================================================================================
Full-time employees:
     Salomon Brothers                                                7,269        7,027        6,858        6,808        6,683
     Salomon Inc (excluding Basis)                                   7,514        7,294        7,151        7,146        7,084
==================================================================================================================================

* Assumes conversion of redeemable preferred stock outstanding unless such assumption results in higher returns on equity or earnings per share than determined under the primary method.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 9, 1997, the Company's subsidiary, Philipp Brothers, Inc., received an information request from USEPA pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) regarding activities relating to the Bunker Hill
         Superfund Site in Kellogg, Idaho. On June 26, 1997, the U.S. Departments of Agriculture and Interior and the Coeur D'Alene Tribe gave notice to Philipp Brothers, Inc. of their intention to join Philipp Brothers, Inc. as a defendant in an action brought, under CERCLA, in the Federal District Court in Idaho to recover natural resource damages caused by activities in the "Coeur D'Alene Basin," an area in northern Idaho encompassing the Bunker Hill Superfund Site. On August 29, 1997, the United States moved, in the Federal District Court in Idaho, for leave to amend its complaint in United States v. Asarco Incorporated et al (D.C. Ida., Civ. No. 96-0122-N-EJL) to join 23 additional parties, including Philipp Brothers, Inc., as defendants in an action brought by the United States to recover response costs and natural resource damages under CERCLA. On the same date, the Coeur D'Alene Tribe moved, in the same court, for leave to amend its complaint in Coeur D'Alene Tribe v. Asarco Incorporated et al (D.C. Ida., Civ. No. 91-0342-N-EJL) to join 13 additional parties, including Philipp Brothers, Inc., as defendants in an action brought by the Tribe to recover natural resource damages under CERCLA. The court has not ruled on plaintiff's motion in either action. The Company cannot determine at this time the extent of its liability, if any, under CERCLA with respect to the Bunker Hill Superfund Site, although the Company believes that it conducted no activities which give rise to such liability.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         12.a     Calculation of ratio of earnings to fixed charges*

         12.b Calculation of ratio of earnings to combined fixed charges and preferred dividends*

         27       Financial Data Schedule*

         *filed herewith

(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated September 24, 1997, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") exhibit 2, Agreement and Plan of Merger and exhibit 99, the issuance of a press release announcing the execution and delivery of the Merger Agreement.

         The Company filed a Current Report on Form 8-K dated September 24, 1997, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") exhibit
         23.01 and 23.02,  Consents of Independent  Certified  Public  Accounts,
         exhibit 99.01, Travelers Group Inc. December 31, 1996 Annual Report on Form 10-K, exhibit 99.02, Travelers Group Inc. June 30, 1997 Quarterly Report of Form 10-Q, exhibit 99.03, Smith Barney Holdings Inc. December 31, 1996 Annual Report on Form 10-K, exhibit 99.04, Smith Barney Holdings Inc. June 30, 1997 Quarterly Report on Form 10-Q, exhibit 99.05, Travelers Pro Forma Financials and exhibit 99.06, Smith Barney Pro Forma Financials.

         The Company filed a Current Report on Form 8-K dated October 21, 1997, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the issuance of a press release.

         The Company filed a Current Report on Form 8-K dated October 28, 1997, reporting under Item 5 ("Other Events") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") exhibit 23, Consent of KPMG Peat Marwick LLP and exhibit 99, Form 10-K/A-2 of Travelers Group Inc.

                                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SALOMON INC
                                  (Registrant)



Date     November 13, 1997                           /s/ Jerome H. Bailey
         -----------------                           --------------------
                                                   Chief Financial Officer



Date     November 13, 1997                           /s/ Arnold S. Olshin
         -----------------                           --------------------
                                                          Secretary

                                   Form 10-Q Exhibit Index


The following exhibits are filed herewith:


Exhibit Number

12.a              Calculation of ratio of earnings to fixed charges

12.b Calculation of ratio of earnings to combined fixed charges and preferred dividends

27                Financial Data Schedule