Form 10-K405
period 1997-12-31
SALOMON SMITH BARNEY HOLDINGS INC
filed 1998-03-24
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


                          COMMISSION FILE NUMBER 1-4346

                       SALOMON SMITH BARNEY HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                        22-1660266
(STATE OR OTHER JURISDICTION OF INCORPORATION     (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

                 388 GREENWICH STREET, NEW YORK, NEW YORK 10013
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (212) 816-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         TITLE OF EACH CLASS                                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                         -------------------                                      -----------------------------------------
9 1/2% TRUST PREFERRED STOCK (SM) ("TRUPS (SM)") UNITS OF SUBSIDIARY                       NEW YORK STOCK EXCHANGE
       TRUST (AND REGISTRANT'S GUARANTY WITH RESPECT THERETO)
                  6.25% EXCHANGEABLE NOTES DUE 2001                                        NEW YORK STOCK EXCHANGE
                    6 5/8% NOTES DUE JUNE 1, 2000                                          NEW YORK STOCK EXCHANGE
    SMITH BARNEY S&P 500 EQUITY LINKED NOTES DUE AUGUST 13, 2001         CHICAGO BOARD OPTIONS EXCHANGE AND NEW YORK STOCK EXCHANGE
     SMITH BARNEY S&P 500 EQUITY LINKED NOTES DUE MARCH 11, 2002                       CHICAGO BOARD OPTIONS EXCHANGE
           NIKKEI 225 INDEX SECURITIES DUE AUGUST 20, 2002                                 NEW YORK STOCK EXCHANGE
 SENIOR FLOATING INTEREST NOTES (FINS) DUE 2003 (MEDIUM-TERM NOTES,                        NEW YORK STOCK EXCHANGE
                             SERIES D)
  RESETTABLE EXCHANGEABLE STANDARD & POOR'S 500 INDEX NOTES (SPINS)                        AMERICAN STOCK EXCHANGE
                              DUE 2001
     U.S. DOLLAR INCREASE WARRANTS ON THE JAPANESE YEN EXPIRING                            AMERICAN STOCK EXCHANGE
                            JUNE 25, 1998
 7.200% TRUST PREFERRED SECURITIES ("TRUPS(R)") OF SUBSIDIARY TRUST                        NEW YORK STOCK EXCHANGE
          (AND REGISTRANT'S GUARANTY WITH RESPECT THERETO)
EQUITY LINKED NOTES BASED UPON THE DOW JONES INDUSTRIAL AVERAGE (SM)                   CHICAGO BOARD OPTIONS EXCHANGE
                        DUE SEPTEMBER 6, 2005


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                           [COVER PAGE 1 OF 2 PAGES.]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                        ---     ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

BECAUSE THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF TRAVELERS GROUP INC., NONE OF THE REGISTRANT'S OUTSTANDING VOTING STOCK IS HELD BY NONAFFILIATES OF THE REGISTRANT. AS OF THE DATE HEREOF, 1,000 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE ISSUED AND OUTSTANDING.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           [COVER PAGE 2 OF 2 PAGES.]

                       SALOMON SMITH BARNEY HOLDINGS INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                  ------------

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                         PAGE
-----------                                                                         ----
            PART I
            ------
1.          Business...........................................................        1
2.          Properties.........................................................       13
3.          Legal Proceedings..................................................       13
4.          Omitted Pursuant to General Instruction I

            PART II
            -------
5.          Market for Registrant's Common Equity and
                  Related Stockholder Matters..................................       17
6.          Omitted Pursuant to General Instruction I
7.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................       18
7A.         Quantitative and Qualitative Disclosures About Market Risk.........       37
8.          Financial Statements and Supplementary Data........................       37
9.          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..........................       37

            PART III
            --------
10-13       Omitted Pursuant to General Instruction I

            PART IV
            -------
14.         Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K..................................................       38
            Exhibit Index......................................................       40
            Signatures.........................................................       42
            Index to Consolidated Financial Statements and Schedules...........      F-1

                                     PART I


ITEM 1.     BUSINESS.

                                   THE COMPANY

Salomon Smith Barney Holdings Inc. ("SSBH"; formerly known as Salomon Inc) provides investment banking, securities and commodities trading, brokerage, asset management and other financial services through its subsidiaries. As used in this Form 10-K, unless the context otherwise requires, "Salomon Smith Barney" and the "Company" refer to SSBH and its consolidated subsidiaries. Investment banking and securities trading activities are principally conducted by Salomon Brothers Holding Company Inc ("SBHC") and Smith Barney Inc. ("Smith Barney") and their subsidiaries and affiliated companies. Salomon Smith Barney provides capital raising, advisory, research and brokerage services to its customers, and executes proprietary trading strategies on its own behalf. Asset management services are provided principally through Mutual Management Corp. (formerly Smith Barney Mutual Funds Management Inc.) ("MMC"), Smith Barney and Salomon Brothers Asset Management Inc. ("Salomon Brothers Asset Management"). The Company's commodities trading business is conducted principally by Phibro Inc. and its subsidiaries (collectively, "Phibro").

On November 28, 1997, a newly formed wholly owned subsidiary of Travelers Group Inc. was merged into Salomon Inc ("Salomon"). Pursuant to the merger agreement, stockholders of Salomon received shares of stock of Travelers Group Inc. ("Travelers Group") and Salomon became a wholly owned subsidiary of Travelers Group. Also on November 28, Salomon and Smith Barney Holdings Inc. were merged (the "Merger"), with SSBH continuing as the surviving corporation of the Merger. The Consolidated Financial Statements of the Company included in this report give retroactive effect to the Merger as a combination of entities under common control in a transaction accounted for in a manner similar to a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Salomon and Smith Barney Holdings Inc. had always been combined. See Note 1 of Notes to Consolidated Financial Statements.

In May 1997, SSBH sold all of the outstanding stock of Basis Petroleum, Inc. ("Basis") to Valero Energy Corporation ("Valero"). Basis owned and operated three oil refineries in the U.S. Gulf Coast region. Basis is presented as a discontinued operation in the Company's Consolidated Financial Statements. See
Note 4 of Notes to Consolidated Financial Statements for additional information about the sale of Basis.

Travelers Group, the Company's parent, is a diversified financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services (primarily through the Company), including Asset Management; (ii) Consumer Finance Services; (iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services. The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries.

The principal offices of the Company are located at 388 Greenwich Street, New York, New York 10013, telephone number (212) 816-6000. The Company was incorporated in Delaware in 1960.(1)

SALOMON SMITH BARNEY

Salomon Smith Barney is a global investment bank and broker-dealer that operates through over 450 offices throughout the United States and 45 offices in 26 foreign countries. Its principal U.S. operating companies for the investment banking, brokerage and trading operations are Smith Barney and Salomon Brothers Inc ("SBI") in New York, as well as SBHC and Salomon Swapco Inc ("Swapco") in New York, which act as counterparties for many of the derivative transactions to which Salomon Smith Barney is a party, and The Robinson-Humphrey Company, LLC ("R-H"), a regional broker-dealer based in Atlanta. Salomon Forex Inc acts as counterparty in many foreign exchange transactions. With approximately 10,300 Financial Consultants and approximately 875 institutional brokers, the Company believes that it is currently the second largest brokerage firm in the United States.

Salomon Smith Barney also maintains branches, subsidiaries, representative offices or other operations in Australia, Bahrain, Canada, the Cayman Islands, China, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Republic of Korea, Mexico, the Netherlands, Russia, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom, and affiliates in Argentina, Brazil, Indonesia and Republic of Korea. The principal operating companies for these international operations are Salomon Brothers International Limited ("SBIL"), Salomon Brothers Asia Limited ("SBAL"), Salomon Brothers Hong Kong Limited ("SBHK") and Salomon Brothers AG ("SBAG"). SBIL is based in London and primarily acts as a dealer and market maker in fixed income and equity securities and related products, including derivative instruments, in the international capital markets, as well as an underwriter and provider of corporate finance services. SBAL, based in Tokyo, and SBHK, based in Hong Kong, act as agent and for their own account in trading of fixed income and equity securities, primarily in securities of issuers based in Japan and the Asia Pacific region, respectively. SBAG, a German bank based in Frankfurt with branches in Tokyo and Milan, acts as a broker and dealer in primarily domestic German fixed income and equity securities and related products, including derivative instruments, as well as an underwriter and provider of corporate finance advisory services to international clients.



--------

(1) Certain items in this Form 10-K, including certain matters discussed under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in "Outlook" in the MD&A.

            INVESTMENT BANKING AND TRADING

Salomon Smith Barney's global investment banking services encompass a full range of capital market activities, including the underwriting and distribution of debt and equity securities for United States and foreign corporations and for state, local and other governmental and government sponsored authorities. The Company frequently acts as an underwriter or private placement agent in corporate and public securities offerings and provides alternative financing options through bank and bridge loans. It also provides financial advice to investment banking clients on a wide variety of transactions including mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings and a variety of cross-border transactions.

Salomon Smith Barney executes securities and commodity futures brokerage transactions on all major United States securities and futures exchanges and major international exchanges on behalf of customers and for its own account. The Company's significant capital base and extensive distribution capabilities also enable it to provide liquidity to investors across a broad range of markets and financial instruments, and to execute capital-intensive transactions on behalf of its customers and for its own account. It executes transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in over 1,550 equity securities traded on the NASDAQ system. Additionally, the firm makes markets in convertible and preferred stocks, warrants and other equity securities.

Salomon Smith Barney also engages in principal transactions in fixed income securities. Through its subsidiaries, it is a major dealer in government securities in New York, London, Frankfurt and Tokyo. Salomon Smith Barney makes inter-dealer markets and trades as principal in corporate debt and equity securities, including those of United States and foreign corporate issuers, United States and foreign government and agency securities, mortgage-related securities, whole loans, municipal and other tax-exempt securities, commercial paper and other money market instruments as well as emerging market debt securities and foreign exchange. It also enters into repurchase and reverse repurchase agreements to provide financing for itself and its customers, and engages in securities lending and borrowing transactions.

Salomon Smith Barney is a major participant in the over-the-counter ("OTC") market for derivative instruments involving a wide range of products, including interest rate, equity and currency swaps, caps and floors, options, warrants and other derivative products. It also creates and sells various types of structured securities. The Company's ability to execute transactions is enhanced by its established presence in international capital markets, its use of information technology and quantitative risk management tools, its research capabilities, and its knowledge and experience in various derivative markets.

Salomon Smith Barney also trades for its own account in various markets throughout the world, and uses many different strategies involving a broad spectrum of financial instruments and derivative products. Historically, these trading strategies have primarily involved the fixed income securities of the G-7 countries, but they also involve the trading of fixed income securities globally (including emerging markets) as well as currencies and equities. Because these trading strategies are often designed with time horizons of one year or more, profits or losses reported in interim periods can be volatile and may not reflect the ultimate success or failure of these strategies. For a discussion of certain of the risks involved in Salomon Smith Barney's securities trading and investment activities, and the firm's strategies to manage these risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            RETAIL BROKERAGE AND RELATED SERVICES

The Private Client Division provides investment advice and financial planning and brokerage services for over five million client accounts, primarily through the network of Salomon Smith Barney Financial Consultants.
A significant portion of Salomon Smith Barney's revenues is generated from the commissions that it earns as a broker for its clients in the purchase and sale of securities. Financing customers' securities transactions provides Salomon Smith Barney with an additional source of income. While credit losses may arise as a result of this financing activity, to date such losses have not been material. The Financial Consultants also sell proprietary mutual funds and a large number of mutual funds sponsored and managed by unaffiliated entities, and Salomon Smith Barney receives commissions and other sales and services revenues from these activities.

Qualified Salomon Smith Barney Financial Consultants also offer individual insurance products, primarily variable annuities. These products include, among others, Travelers Life and Annuity's Vintage Life(R) and Vintage Annuity(R), single premium variable annuity and universal life products, 401(k) Blueprint(R) and Travelers Target Maturity(R), a market value-adjusted fixed annuity.

The Company's Corporate Client Group provides retirement plan services and stock plan services to a wide variety of corporations. These services involve the management of defined benefit and defined contribution plan products such as 401(k) plans, as well as the administration of stock option and other stock-based benefit plans.

In addition to more traditional brokerage services, Salomon Smith Barney Financial Consultants also deliver the programs and services offered by Salomon Smith Barney's Consulting Group ("CG"). CG, which has become an area of specialization for many Salomon Smith Barney Financial Consultants, provides a variety of investment management and consulting services to institutional and individual clients. CG sponsors a number of different "wrap fee" programs, in which CG and Salomon Smith Barney typically provide a range of services, such as an analysis of the client's financial situation, investment needs and risk tolerance; a recommendation and ongoing monitoring of the performance and suitability of the investment manager(s) retained; and securities execution, custody, reporting and recordkeeping. In such programs, the client generally pays a single bundled fee for these services. CG also offers "wrap fee" programs in which separate accounts are managed by selected, specially trained Salomon Smith Barney Financial Consultants. Assets in the Financial Consultant managed programs at December 31, 1997, totaled $11.6 billion, as compared to $7.9 billion and $5.6 billion at year-end 1996 and 1995, respectively. In addition, CG provides traditional investment management consulting services to institutions, including assisting clients in formulating investment objectives and policies and in selecting investment management firms for the day-to-day management of client portfolios. As of December 31, 1997, the Company provided consulting services with respect to externally managed client assets aggregating approximately $49.2 billion, excluding the TRAK(R) program described below, as compared to approximately $37.5 billion at December 31, 1996 and approximately $30.5 billion at December 31, 1995.

Salomon Smith Barney's TRAK(R) program provides clients with non-discretionary asset allocation advice based on the client's identification of investment objectives and risk tolerances. TRAK(R) clients include both individuals and institutions, including participant-directed 401(k) plans. Clients can choose to allocate assets among the CG Capital Markets funds, a series of 13 mutual funds each corresponding to a particular asset class and investment style, or from among the selected fund offerings of 37 no-load or load-waived mutual fund families (including Smith Barney proprietary funds) corresponding to the same asset class and investment style criteria. At December 31, 1997, TRAK(R) assets exceeded $10.5 billion, as compared to approximately $6.6 billion at December 31, 1996 and approximately $4.8 billion at December 31, 1995. Salomon Smith Barney also offers a separate offshore TRAK(R) program to non-resident alien clients, which includes client investment in a series of asset class/investment style funds domiciled outside the United States.

            SALOMON SMITH BARNEY ASSET MANAGEMENT

The Company provides discretionary and non-discretionary asset management services to a wide array of mutual funds and institutional and individual investors, with respect to domestic and foreign equity and debt securities, municipal bonds, money market instruments, and related options and futures contracts. The Company receives ongoing fees, generally stated as a percentage of the client's assets, from asset management clients. At December 31, 1997, client assets managed by Salomon Smith Barney Asset Management were approximately $152.5 billion, as compared to approximately $126.5 billion at December 31, 1996 and approximately $107.1 billion at December 31, 1995. These amounts include managed accounts with assets of approximately $54.1 billion at December 31, 1997, $44.5 billion at December 31, 1996 and $35.2 billion at December 31, 1995.

The table on the next page shows the aggregate assets in, and number of, mutual funds managed by Salomon Smith Barney Asset Management at December 31 for each of the last three years.

                                     MUTUAL FUND ASSETS UNDER MANAGEMENT
                                                 DECEMBER 31,
                             ---------------------------------------------------
                                   1997              1996              1995
                             ---------------   ---------------   ---------------
                                            (Dollars in billions)
                             NO. OF            NO. OF            NO. OF
                             FUNDS    ASSETS   FUNDS    ASSETS   FUNDS    ASSETS
                             -----    ------   -----    ------   -----    ------
Money market                   15     $46.5      13     $41.6      13      $35.8
Mutual funds                  124      48.7     120      38.1     121       34.3
Annuities                      26       3.2      25       2.3      26        1.8
                              ---     -----     ---     -----     ---      -----
            Total             165     $98.4     158     $82.0     160      $71.9
                              ===     =====     ===     =====     ===      =====

                  Smith Barney Asset Management

At December 31, 1997, Smith Barney sponsored 68 mutual funds (open-end investment companies), including taxable and tax-exempt money market funds, equity funds, taxable fixed income funds and tax-exempt fixed income funds distributed primarily through Salomon Smith Barney Financial Consultants and the PFS sales force, affiliates of the Company. MMC serves as the primary investment manager to these mutual funds, as well as to eleven closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. In addition, at December 31, 1997, Salomon Smith Barney managed 26 mutual fund portfolios serving as funding vehicles for variable annuity contracts, including certain variable annuities and other individual products of the Travelers Life and Annuity unit of Travelers Group, which are sold by Salomon Smith Barney Financial Consultants. Smith Barney Asset Management also sponsors and manages ten mutual funds domiciled outside the United States, which are offered to Salomon Smith Barney's non-resident alien client base as well as to the general public.

In December 1997, the Company acquired the mutual fund advisory contracts for the Common Sense(R) Trust from Van Kampen American Capital. This series of mutual funds is marketed exclusively by the PFS sales force, and had $5.9 billion in assets at December 31, 1997. In January 1998 the name of these funds was changed to Concert Investment Series(SM).

Smith Barney Asset Management also provides separate account discretionary and non-discretionary investment management services to a wide variety of individual and institutional clients, including private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations and governmental agencies. Client relationships may be introduced either through Salomon Smith Barney's network of Financial Consultants or independently of that network.

Smith Barney Asset Management also sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by Smith Barney Asset Management; other trusts are jointly sponsored through a syndicate of major broker-dealers of which Smith Barney is a member. At December 31, 1997, outstanding unit trust assets held by Smith Barney's clients were approximately $11.8 billion, as compared to approximately $8.6 billion at December 31, 1996 and approximately $7.2 billion at December 31, 1995.

                  Salomon Brothers Asset Management

Salomon Brothers Asset Management provides separate account discretionary and non-discretionary investment management services to pension funds, investment companies, endowments, foundations, banks, central banks, insurance companies, other corporations, governmental agencies and individuals. Client relationships may be introduced through traditional independent consultant evaluations as well as through the individual and institutional client relationships of SBI.

At December 31, 1997, Salomon Brothers Asset Management sponsored 18 mutual funds and investment companies, including taxable and tax-exempt money market funds, equity funds, taxable fixed income funds and tax-exempt fixed income funds distributed primarily through dealer agreements with a variety of national and regional brokerage firms, including Smith Barney. Salomon Brothers Asset Management serves as investment manager to these mutual funds, as well as to 16 closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. Salomon Brothers Asset Management also manages 16 mutual funds domiciled outside the United States, which are offered to Salomon Smith Barney's non-resident alien client base as well as to the general public.

            TRUST SERVICES

Certain subsidiaries of Travelers Group are chartered as trust companies and provide a full range of fiduciary services with a particular emphasis on personal trust services. Another Travelers Group subsidiary offers a broad range of trustee services for qualified retirement plans, with particular emphasis on the 401(k) plan market. Each of these trust companies is subject to the supervision of the state banking authority where it was chartered and uses the distribution network of Salomon Smith Barney to market its services. Salomon Smith Barney provides certain advisory and support services to the trust companies and receives fees for such services. Certain subsidiaries of SSBH also operate a private trust services business that is licensed as a bank and trust company in the Cayman Islands.

PHIBRO AND OTHER

Phibro conducts a global commodities dealer business through its principal offices in Westport (Connecticut), London and Singapore. Commodities traded include crude oil, refined oil products, natural gas, electricity, metals and various soft commodities. In December 1997, Phibro began implementing a downsizing plan that will significantly reduce the scope of some of its activities. In 1996, Phibro discontinued trading coal, coke and fertilizers. Phibro makes extensive use of futures markets and is a participant in the OTC derivatives market. Its principal competitors are major integrated oil companies, other commodity trading companies, certain investment banks and other financial institutions.

As a dealer, Phibro's strategy is to focus on taking positions in commodities on a longer-term horizon while also engaging in counterparty flow business on a short-term basis. Phibro's operating results are subject to a high degree of volatility, particularly on a quarterly basis, due to the predominance of directional positions in commodities that have a longer-term horizon until realization. Thus, results are better evaluated over the longer term.

For a summary of the Company's operations by geographic area, see Note 5 of Notes to Consolidated Financial Statements.

DERIVATIVES AND RISK MANAGEMENT

Derivative instruments are contractual commitments or payment exchange agreements between counterparties that "derive" their value from some underlying asset, index, interest rate or exchange rate. The Company enters into various bilateral financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward purchase and sale agreements, option contracts and warrants. Derivatives activities, like Salomon Smith Barney's other ongoing business activities, give rise to market, credit and operational risks, although the Company also uses derivative instruments to manage these risks in its other businesses. For a more complete discussion of Salomon Smith Barney's use of derivative financial instruments and certain of the related risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2, 3, 7, 15 and 16 of Notes to Consolidated Financial Statements.

COMPETITION

The businesses in which Salomon Smith Barney is engaged are highly competitive. The principal factors affecting competition in the investment banking and brokerage industry are the quality and ability of professional personnel and the relative prices of services and products offered. In addition to competition from other investment banking firms, both domestic and international, and securities brokerage companies and discount securities brokerage operations, including regional firms in the United States, there has been increasing competition from other sources, such as commercial banks, insurance companies and other major companies that have entered the investment banking and securities brokerage industry, in many cases through acquisitions. Certain of those competitors may have greater capital and other resources than the Company. The Federal Reserve Board has substantially removed the barrier originally erected by the Glass-Steagall Act restricting investment banking activities of commercial banks and their affiliates, by permitting certain commercial banks to engage, through affiliates, in the underwriting of and dealing in certain types of securities, subject to certain limitations. Proposed legislation has been introduced in Congress from time to time that would modify certain other provisions of the Glass-Steagall Act and other laws and regulations affecting the financial services industry. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.

Competitors of the Salomon Brothers and Smith Barney mutual funds and asset management groups include a large number of mutual fund management and sales companies, asset management firms and banks. Competition in mutual fund sales and investment management is based on investment performance, service to clients and product design.

REGULATION

Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate. SSBH's principal regulated subsidiaries are discussed below.

Certain of SSBH's subsidiaries are registered as broker-dealers and as investment advisers with the U.S. Securities and Exchange Commission (the "SEC") and as futures commission merchants and as commodity pool operators with the Commodity Futures Trading Commission ("CFTC"). SBI, Smith Barney and R-H are members of the New York Stock Exchange, Inc. (the "NYSE") and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"), a not-for-profit membership corporation designated as a registered futures association by the CFTC. SBI, Smith Barney and R-H are registered as broker-dealers in all 50 states, the District of Columbia and Puerto Rico, and in addition are registered as investment advisers in certain states that require such registration. Smith Barney is also a registered broker-dealer in Guam. Smith Barney and SBI are also reporting dealers to the Federal Reserve Bank of New York and members of the principal United States futures exchanges. SBI, Smith Barney and R-H are subject to extensive regulation, primarily for the benefit of their customers, including minimum capital requirements, which are promulgated and enforced by, among others, the SEC, the CFTC, the NFA, the NYSE, various self-regulatory organizations of which these subsidiaries are members and the securities administrators of the 50 states, the District of Columbia and Puerto Rico and, in Smith Barney's case, Guam. The SEC and the CFTC also require certain registered broker-dealers (including SBI and Smith Barney) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

Salomon Smith Barney's operations abroad are conducted through various subsidiaries, principally SBIL in London, SBAL in Tokyo and SBAG in Frankfurt. Its activities in the United Kingdom, which include investment banking, trading, brokerage and asset management services, are subject to the Financial Services Act 1986, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Securities and Futures Authority and the Investment Management Regulatory Organisation. SBAL is a licensed foreign securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to non-Japanese securities firms and are regulated by the Japanese Ministry of Finance. SBAG is a German bank, principally engaged in securities trading and investment banking and is regulated by Germany's Banking Supervisory Authority. These and other subsidiaries of SSBH are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Salomon Smith Barney's other offices are also subject to the jurisdiction of local financial services regulatory authorities.

In connection with the mutual funds business, SSBH and its subsidiaries must comply with regulations of a number of regulatory agencies and organizations, including the SEC, the NASD and regulatory agencies in the United Kingdom and Germany. SSBH is the direct or indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940, and of companies that distribute shares of mutual funds pursuant to distribution agreements subject to regulation under the Investment Company Act of 1940. Under those Acts, the advisory contracts between SSBH's investment adviser subsidiaries and the mutual funds they serve ("Affiliated Funds"), as well as the mutual fund distribution agreements, would automatically terminate upon an assignment of such contracts by the investment adviser or the fund distribution company, as the case may be. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of Travelers Group's voting securities. In that event, consent to the assignment from the shareholders of the Affiliated Funds involved would be needed for the advisory and distribution relationships to continue. In addition, Smith Barney, SBI, MMC, Salomon Brothers Asset Management and the Affiliated Funds are subject to certain restrictions in their dealings with each other. For example, Smith Barney or SBI may act as broker to an Affiliated Fund in a transaction involving an exchange-traded security only when that fund maintains procedures that govern, among other things, the execution price of the transaction and the commissions paid; it may not, however, conduct principal transactions with an Affiliated Fund. Further, an Affiliated Fund may acquire securities during the existence of an underwriting where Smith Barney or SBI is a principal underwriter only in certain limited situations.

SBI, Smith Barney and R-H are members of the Securities Investor Protection Corporation ("SIPC"), which, in the event of liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. In addition, SSBH has purchased additional coverage of up to $150 million for eligible customers, approximately $50 million of which is from a subsidiary of Travelers Group.

President Clinton's recent budget proposal (the "Budget Proposal") contains a number of tax provisions that could adversely impact Salomon Smith Barney, including provisions relating to tax-exempt interest obligations and variable annuities. The Budget Proposal, which is in its early stages of consideration, has not yet been introduced as part of any legislation in Congress but has engendered considerable opposition from the public and members of Congress.

            CAPITAL REQUIREMENTS

As registered broker-dealers, SBI, Smith Barney and R-H are subject to the SEC's net capital rule, Rule 15c3-1 (the "Net Capital Rule"), promulgated under the Exchange Act. These companies compute net capital under the alternative method of the Net Capital Rule, which requires the maintenance of minimum net capital, as defined. A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such debit balances.

The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of the SEC in certain circumstances, including when net capital after the withdrawal would be less than (i) 120% of the minimum net capital required by the Net Capital Rule, or (ii) 25% of the broker-dealer's securities position "haircuts," i.e., deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition. In addition, the Net Capital Rule requires broker-dealers to notify the SEC and the appropriate self-regulatory organization two business days before a withdrawal of excess net capital if the withdrawal would exceed the greater of $500,000 or 30% of the broker-dealer's excess net capital, and two business days after a withdrawal that exceeds the greater of $500,000 or 20% of excess net capital. Finally, the Net Capital Rule authorizes the SEC to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the SEC believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers.

Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict SSBH's ability to withdraw capital from its broker-dealer subsidiaries, which in turn could limit SSBH's ability to pay dividends and make payments on its debt. See Note 10 of Notes to Consolidated Financial

Statements. At December 31, 1997, SBI and Smith Barney had net capital, computed in accordance with the Net Capital Rule, of $1.047 billion and $1.086 billion, respectively, which exceeded the minimum net capital requirement by $974 million and $884 million, respectively. The net capital of R-H was $66 million above its minimum requirement.

SBAL, SBIL and SBAG are also subject to regulation in the countries in which they do business. Such regulations include requirements to maintain specified levels of net capital or its equivalent. At December 31, 1997, SBAL's regulatory capital was $307 million above the minimum required by Japan's Ministry of Finance. SBIL's regulatory capital was $699 million above the minimum required by the Securities and Futures Authority, and SBAG's regulatory capital was $32 million above the minimum required by Germany's Banking Supervisory Authority.

In addition, in order to maintain its triple-A rating, Swapco, an indirect wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At December 31, 1997, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.


                                OTHER INFORMATION

GENERAL BUSINESS FACTORS

In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

At December 31, 1997, the Company had approximately 34,400 full-time and 1,850 part-time employees.

SOURCE OF FUNDS

For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company and its subsidiaries, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Notes 6 and 7 of Notes to Consolidated Financial Statements.

TAXATION

For a discussion of tax matters affecting the Company and its operations, see
Note 12 of Notes to Consolidated Financial Statements.

ITEM 2.     PROPERTIES.

The Company's principal executive offices are located in New York City. In addition, the Company owns two office buildings in New York City, which total approximately 627,000 square feet. The Company also owns an office building in Rutherford, New Jersey, totaling approximately 249,000 square feet and an office building in Tampa, Florida, totaling approximately 135,000 square feet. In addition, the Company owns an office building in London, England, that contains approximately 212,760 net square feet. The building is subject to a mortgage that becomes due in 2007, but which may be prepaid without premium at any time with notice. Most of the Company's other offices are located in leased premises, the leases for which expire at various times.

The Company leases two buildings located at 388 and 390 Greenwich Street, New York and totaling approximately 2,300,000 square feet, through 1999. The Company expects to extend the lease term to 2003. The Company has a purchase option with respect to these properties. The Company also leases approximately 1,018,000 square feet of office space at Seven World Trade Center in New York City, through 2010.

The Company believes that these facilities are adequate for the purposes for which they are used and are well maintained. For further information concerning leases, see Note 8 of Notes to Consolidated Financial Statements.

ITEM 3.     LEGAL PROCEEDINGS.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject. As a result of the Merger, certain other pending matters previously reported by the Company or Smith Barney Holdings Inc. are no longer required to be disclosed herein.

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against SBI and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participation interests in transactions in which it purchased as principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three such interests and 100% of one such interest were sold to APT for purchase prices aggregating approximately $20.9 million. Plaintiffs' second amended complaint seeks (i) a judgment on the ERISA claims for the purchase prices of the four participation interests (approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (ii) a judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. SBI and SBRC answered the second amended complaint in part, moved to dismiss in part and asserted counterclaims against plaintiff Ameritech Corp. In August 1993 the Court (i) dismissed the RICO claims as well as plaintiffs' claims for breach of contract and unjust enrichment; (ii) denied SBI's motion to dismiss one of the ERISA claims (which alleges that SBI participated in a fiduciary's breach); and
(iii) denied Ameritech's motion to dismiss SBI's counterclaims.

In June 1996, the Court (i) granted in part defendants' motion for summary judgment on the ERISA claims, dismissing Counts I and III of the second amended complaint and any claims contained in Count II that are premised on an alleged breach of fiduciary duty; (ii) otherwise denied defendants' motion for summary judgment as it related to the remaining portions of the claims in Count II;
(iii) denied plaintiffs' motion for partial summary judgment with respect to Count II; and (iv) granted plaintiffs' motion for summary judgment dismissing defendants' counterclaims against Ameritech for contribution. In September 1997, the Court granted defendants' alternative motion for summary judgment on plaintiffs' remaining state law claims, dismissing Counts VIII-X of the second amended complaint. In January 1998, the Court certified for interlocutory appeal on that portion of its June 1996 order denying defendants' motion for summary judgment on Count III. Also in January 1998, defendants filed, in the U.S. Court of Appeals for the Seventh Circuit, a petition for permission to appeal, and that petition remains pending.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the transactions in which APT acquired such participation interests. With respect to the Internal Revenue Service review, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue 30-day letters with respect to the transactions.

In the fall of 1994, various federal and state lawsuits brought as purported class actions against SBI, Smith Barney, R-H, and 34 other broker-dealers were consolidated for pre-trial purposes as In re Nasdaq Market-Makers Antitrust Litigation in the U.S. District Court for the Southern District of New York. In the consolidated action, plaintiffs allege that broker-dealers making markets in securities traded on NASDAQ violated antitrust laws by conspiring to maintain a minimum spread between the bid and asked price for certain securities, and seek unspecified monetary damages, subject to trebling under the antitrust laws, injunctive relief, attorneys' fees and court costs. In late 1996, the Court certified a class. In

December 1997, SBI, Smith Barney, R-H, and all but one of the other 34 broker-dealer defendants executed a settlement agreement with the plaintiffs that has been preliminarily approved by the Court subject to final approval following a hearing scheduled for September 1998. If approved, the settlement will not have a material effect on the Company's results of operations, financial condition or liquidity.

In July 1996, the Antitrust Division of the Department of Justice filed a complaint containing similar allegations to the above-described action against 24 market makers in certain NASDAQ stocks. When the complaint was filed, and with no admission of liability, SBI, Smith Barney and the other defendants entered into a settlement pursuant to which the defendants agreed not to engage in certain practices relating to the quoting and trading of NASDAQ securities and to implement additional compliance procedures. There are no fines, penalties or other payments of money in connection with this settlement, which the Court approved in April 1997. In May 1997, plaintiffs in the above-described related civil action (who were permitted to intervene for limited purposes) appealed the Court's approval of the settlement. The appeal was argued before the U.S. Court of Appeals, Second Circuit in March 1998.

In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleges, among other things, that defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al v. Bear Stearns & Co. Inc. et al.) has been stayed by agreement of the parties.

ENVIRONMENTAL MATTERS

Because of now discontinued industrial operations previously conducted by subsidiaries of Salomon, SSBH is subject to uncertain remedial liability under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), and comparable environmental laws. Under CERCLA, in certain circumstances, a potentially responsible party ("PRP") may be held jointly and severally liable, without regard to fault, for the costs of investigation and cleanup of contamination. In most cases, such remediation expenditures are incurred over a number of years.

In 1988, a subsidiary of Salomon, The S.W. Shattuck Chemical Company, Inc. ("Shattuck"), along with over 350 industrial, municipal and other entities, was named by the federal Environmental Protection Agency ("EPA") as a PRP at Section 6 of the Lowry Landfill in Arapaho County, Colorado ("Lowry"), a federal Superfund site owned by the City and County of Denver ("Denver"). Based on current EPA estimates, that remediation at Lowry will cost approximately $94 million. Under the terms of settlements among Salomon, Shattuck and certain PRPs, Salomon's share is not expected to exceed $13 million, of which approximately 60% has been paid into a trust fund.

In August 1992, EPA issued an administrative order for remedial studies and action to be performed by Shattuck under CERCLA at a Superfund site (Denver Radium Site,

Operable Unit VIII), which includes property owned by, and a metal processing plant previously operated by, Shattuck in Denver, Colorado. Shattuck has since performed significant remediation activities at the site and has maintained financial assurance of $26.6 million to guarantee performance of the remediation, both in accordance with the order.

In July 1996, Denver enacted an ordinance imposing a substantial "fee" on any radioactive waste or radium-contaminated material disposed of in the City of Denver. Under this ordinance, Denver assessed Shattuck $9.35 million for certain disposal already carried out. This "fee," and any additional "fees," if upheld, would greatly increase remediation costs for the Denver Radium Site. Shattuck has sued to enjoin enforcement of the "fee." The United States has also sued, seeking to enjoin imposition of the "fee" on constitutional grounds. Denver has counterclaimed and has moved to add SSBH as a defendant. These cases, which have been consolidated, are now pending before the U.S. District Court in Colorado.

In another matter, in May 1993, the National Zinc site in Bartlesville, Oklahoma, defined by EPA to include a smelter facility that had been owned by a former subsidiary of Salomon, and an eight square mile area surrounding the smelter, was proposed for listing as a Superfund site. Salomon and one other PRP, Cyprus Amax Minerals Company ("Cyprus"), removed contamination from the site pursuant to an order from EPA in 1994.

In 1994, Salomon, Cyprus and the City of Bartlesville entered into a consent agreement with the Oklahoma regulatory authorities to conduct further investigation of the site. In August 1995, Cyprus and the City of Bartlesville (but not Salomon) entered into a consent agreement with state regulatory authorities to perform remediation of Operable Unit 1 at the site, related to protection of human health. These remediation activities are nearing completion. The remedy selected to protect ecologically sensitive areas, known as Operable Unit 2, is estimated to cost approximately $2.8 million. In February 1997, Cyprus (but not Salomon) entered into a consent agreement to perform this remediation, but these remediation activities have not commenced.

In March 1998, SSBH and Cyprus received letters from EPA demanding reimbursement of past response costs of $12.3 million allegedly incurred by EPA at the National Zinc site. SSBH intends to contest vigorously this claim asserted by EPA to the extent it exceeds amounts which SSBH may be obligated to pay to EPA under the 1994 EPA order and the 1994 consent agreement with Oklahoma regulatory authorities.

In February 1994, Horseheads Industries, Inc. d/b/a/ Zinc Corporation of America ("ZCA"), the current owner of the facility, filed suit in the U.S. District Court for the Northern District of Oklahoma against former owners or operators of the smelters, including Salomon, St. Joe Minerals Company ("St. Joe"), Fluor Corporation ("Fluor") and Cyprus seeking recovery of response costs under CERCLA. In August 1994, a settlement agreement was entered into among ZCA, Fluor/St. Joe and Salomon (collectively, the "Settling Parties"), allocating both past and future response costs and establishing a committee to study future corrective action at the smelter under the Resource Conservation and Recovery Act ("RCRA"). Cyprus did not join in the settlement. In April 1996, the Court allocated past and future response costs at the National Zinc site 70% to the Settling Parties and 30% to Cyprus, except for response costs relating to certain residue piles stored at the facility, which the Court allocated 100% to the Settling Parties. Salomon subsequently entered into an agreement with Cyprus that satisfies certain of the liabilities and obligations of the parties as set forth in the Court's decision. In November 1997, ZCA's modified RCRA permit became effective, approving a corrective action at the facility. SSBH's share of the cost of the corrective action is not expected to exceed $15 million.

Philipp Brothers, Inc. ("Philipp Brothers"), a subsidiary of Salomon, together with 23 other parties, is the subject of a motion brought by the United States in August 1997 seeking to join them as additional defendants in an action under CERCLA to recover response costs and natural resource damages allegedly caused by activities in the "Coeur D'Alene Basin," an area in northern Idaho encompassing the Bunker Hill Superfund site in Kellogg, Idaho. At the same time, the Coeur D'Alene Tribe moved the Court to join 13 additional parties, including Philipp Brothers, as defendants in an action brought by the Tribe to recover natural resource damages under CERCLA. Philipp Brothers believes that it conducted no activities with respect to the Bunker Hill Superfund site which would give rise to such liability.

The Company and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which the Company's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  All of the outstanding common stock of the Company is owned by Travelers Group.

ITEM 6. SELECTED FINANCIAL DATA.

                  Pursuant to General Instruction I of Form 10-K, the information required by Item 6 is omitted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MERGER

On November 28, 1997, a newly formed wholly owned subsidiary of Travelers Group Inc. was merged into Salomon Inc ("Salomon"). Pursuant to the merger agreement, Salomon common stockholders received 1.695 shares of Travelers Group Inc. common stock for each share of Salomon common stock; each share of preferred stock of Salomon was exchanged for a share of Travelers Group Inc. preferred stock having substantially identical terms, except that the Travelers Group Inc. preferred stock has certain voting rights; and Salomon became a wholly owned subsidiary of Travelers Group Inc. Following this merger, Salomon and Smith Barney Holdings Inc. ("Smith Barney") were merged (the "Merger") to form Salomon Smith Barney Holdings Inc. (collectively, with its subsidiaries the "Company"). The transaction is a tax-free exchange. The consolidated financial statements give retroactive effect to the Merger in a transaction accounted for in a manner similar to a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Salomon and Smith Barney had always been combined. Certain reclassifications have been made to conform the accounting policies of Salomon and Smith Barney.

As a result of the Merger, the Company booked a pre-tax restructuring charge of $838 million ($496 million after tax) in 1997. Approximately $663 million of this charge is related to excess or unused office space and other facilities-related write-offs and approximately $161 million is related to severance.

RESULTS OF OPERATIONS

The Company's income from continuing operations for 1997, which includes the restructuring charge, was $1,145 million compared to $1,865 million and $1,108 million for the years ended December 31, 1996 and 1995, respectively. The Company's income from continuing operations excludes the results of Basis Petroleum, Inc. ("Basis Petroleum" or "Basis"). The Company's 1996 results also reflect losses from discontinued operations, including a $290 after-tax loss in 1996 related to the sale of Basis Petroleum. As discussed in the Discontinued Operations section that follows, Basis Petroleum is reflected as a discontinued operation in this report.

Revenues, net of interest in 1997 were $10.9 billion, a 3% improvement over $10.7 billion in 1996, primarily reflecting increases in commissions and asset management and administration fees offset by a decline in principal transaction revenues from equities, fixed income and commodities trading. Revenues, net of interest in 1996 reflect improvements over 1995 in most businesses, including fixed income trading, investment banking, asset management and retail sales, and were partially offset by a decrease in revenues from equities trading.

Commission revenues increased 14% in 1997 to $2.97 billion, from $2.61 billion in 1996 and $2.38 billion in 1995. The 1997 and 1996 increases reflect growth in sales of listed and over-the-counter ("OTC") securities, as well as increased insurance and annuity sales. The 1997 results also reflect higher commissions from mutual funds activity.

Investment banking revenues were $2.12 billion in 1997 compared to $2.00 billion in 1996 and $1.32 billion in 1995. The 6% increase in 1997 reflects revenue growth in unit trust, public finance, high yield and high grade debt underwritings, and mergers and acquisitions. This was offset somewhat by a decline in equity underwritings. For 1997, the Company was ranked #1 in the industry in municipal and mortgage debt underwritings, and #2 in both domestic and global debt and equity underwriting, according to Securities Data Corp. The 52% increase in 1996 was attributable to significant improvements in equity and debt underwriting, combined with a higher level of advisory fees.

Principal transaction revenues from fixed income were $1.88 billion in 1997 compared to $2.05 billion in 1996 and $900 million in 1995. The 8% decrease in 1997 was the result of a decrease in long-term trading strategies, partially offset by an increase in customer sales and trading. The 128% increase in 1996 reflects strong performances in customer sales and trading, favorable market conditions, and excellent results from long-term trading strategies.

Principal transaction revenues from equities were $397 million in 1997 compared to $576 million in 1996 and $995 million in 1995. The 31% decrease in 1997 reflects the volatility in the global equity markets and a loss on a risk arbitrage position in British Telecommunications PLC and MCI Communications Corporation, partially offset by improved results in long-term equity strategies. The 42% decrease in 1996 primarily reflects losses associated with long-term equity strategies.

Principal transaction revenues from commodities were $218 million in 1997 compared with $393 million in 1996 and $238 million in 1995.

Asset management and administration fees were $1.72 billion in 1997 compared to $1.39 billion in 1996 and $1.09 billion in 1995. The 23% increase in 1997 reflects broad growth in all recurring fee-based products, led by a 36% increase in revenues from managed accounts, a 28% increase in externally managed Consulting Group and other accounts revenues, and an 11% increase in money market and mutual fund revenues. Internally managed assets reached $164.1 billion, and total assets under fee-based management were $223.8 billion at the end of 1997, representing increases of 22% and 25%, respectively, compared with the prior year. The 28% increase in asset management and administration fees in 1996 is due to growth in assets under management, as well as bringing in-house all of the administrative functions for Smith Barney proprietary mutual funds and money funds in the third quarter of 1995.

Total assets under fee-based management at December 31, were as follows:

        ---------------------------------------------------------------------------
        Dollars in billions
        At December 31,                                  1997       1996       1995
        ---------------------------------------------------------------------------
        Money market funds                            $  46.5    $  41.6    $  35.8
        Mutual funds                                     51.9       40.4       36.1
        Managed accounts                                 54.1       44.5       35.2
        ---------------------------------------------------------------------------
        Salomon Smith Barney Asset Management           152.5      126.5      107.1
        Financial Consultant managed accounts            11.6        7.9        5.6
        ---------------------------------------------------------------------------
        Total internally managed accounts               164.1      134.4      112.7
        Consulting Group externally managed assets       59.7       44.1       35.3
        ---------------------------------------------------------------------------
        Total assets under fee-based management       $ 223.8    $ 178.5    $ 148.0
        ---------------------------------------------------------------------------

Net interest and dividends were $1.51 billion in 1997 compared to $1.49 billion in 1996 and $1.64 billion in 1995. The 10% decrease in 1996 is primarily due to a decrease in average net inventory balances, partially offset by increased margin lending to clients.

Gain on sale of subsidiaries and affiliates in 1996 includes a pre-tax gain of $48 million related to the sale of the Company's indirect wholly owned subsidiary The Mortgage Corporation Limited, which originated and serviced residential mortgages in the United Kingdom.

Total expenses, excluding interest and the Merger-related restructuring charge, were $8.29 billion in 1997 compared to $7.65 billion in 1996 and $6.87 billion in 1995. The 8% increase in 1997 and 11% increase in 1996 primarily reflects an increase in production-related compensation and benefits expense, reflecting increased revenues as well as higher floor brokerage and other production related costs. Compensation and benefits expenses as a percentage of revenues, net of interest expense was 55% in 1997, compared with 52% in 1996 and 56% in 1995. The ratio of non-compensation expenses (before the restructuring charge) to revenues, net of interest expense was 21% in 1997, 20% in 1996 and 23% in 1995. The Company continues to maintain its focus on controlling fixed expenses.

OUTLOOK

The Company's business is significantly affected by the levels of activity in the securities markets, which in turn are influenced by the level and trend of interest rates, the general state of the global economy and the national and worldwide political environments, among other factors.

As Salomon's operations are integrated with the existing operations of Smith Barney, management expects to achieve, by the end of a two-year period, annualized after-tax cost savings in excess of $200 million from the reduction of overhead expenses, changes in corporate infrastructure and the elimination of certain redundant expenses. There can be no assurance that these projected cost savings will be achieved.

DISCONTINUED OPERATIONS

In March 1997, Salomon's Board of Directors approved a non-binding letter of intent to sell all of the outstanding stock of Basis Petroleum, the Company's oil refining and marketing business, to Valero Energy Corporation and a plan of disposition for Basis. Consequently, the Company recorded an after-tax loss of $290 million in the fourth quarter of 1996. For a description of the terms of the sale see Note 4 to the consolidated financial statements.

In 1996, Basis and Howell Corporation contributed their respective crude oil gathering, marketing and transportation activities to form Genesis Energy, L.P. ("Genesis"). The Company's investment in Genesis was not transferred to Valero.

Basis Petroleum had after-tax operating losses of $75 million and $56 million in 1996 and 1995, respectively. Basis' 1996 results included an after-tax gain of $37 million ($60 million pretax) related to a Genesis public offering and an after-tax gain of $14 million ($23 million pretax) related to the reduction of its minimum physical inventories needed to support its refining operations. In addition, 1996 results include an after-tax charge of $13 million ($22 million pretax) related to the shutdown of Basis' chemical processing facility in Houston.

                        CAPITAL AND LIQUIDITY MANAGEMENT


Capital is an expensive resource. To maximize the return on equity, it is essential that the Company deploy its capital in an efficient manner. Liquidity management is integral to capital management and is especially critical for a financial institution such as the Company. Access to funding must be assured under all market conditions. The confidence of creditors and counterparties in the Company's ability to perform pursuant to its contractual obligations is important to the Company's continued success.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $277 billion at December 31, 1997, up from $246 billion at year-end 1996. Due to the nature of the Company's trading activities, including its matched book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). The Company's balance sheet is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The Company monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, trust preferred securities, and its equity. Collateralized short-term financing, including repurchase agreements and collateralized loans, is the Company's principal funding source. Such borrowings totaled $120.3 billion at December 31, 1997. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to collateralized financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, uncollateralized bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowing totaled $10.7 billion at December 31, 1997.

The Company and Phibro Inc. have committed uncollateralized revolving lines of credit totaling $2.0 billion and $550 million, respectively. In addition, Salomon Brothers Inc has a $2.1 billion committed secured standby bank credit facility for financing securities positions, which enables it to borrow on a secured basis using a variety of financial instruments as collateral. Salomon Brothers International Limited has a similar committed securities repurchase facility in the amount of $1.0 billion. At December 31, 1997 there were no outstanding borrowings under these facilities. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements. Uncollateralized term debt is a significant component of the Company's long-term capital. Term debt totaled $19.1 billion at December 31, 1997, compared with $15.7 billion at December 31, 1996. The Company utilizes interest rate swaps to convert the majority of its fixed rate term debt used to fund inventory-related working capital requirements into variable rate obligations. Term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts. The average remaining maturity of the Company's term debt was 3.7 years at December 31, 1997 and
3.6 years at December 31, 1996. See Note 7 to the consolidated financial statements for additional information regarding term debt and an analysis of the impact of interest rate swaps on term debt.

As a result of the Merger, the components of equity have changed. On the date of the Merger, Salomon's preferred stock, including the redeemable preferred, was exchanged for substantially identical preferred stock of Travelers Group. The equivalent amount of equity was then added to the Company's additional paid-in capital. In addition, Salomon's treasury stock was retired. These transactions had no impact on the total long-term capitalization of the Company.

In July 1996, the Company issued $345 million of trust preferred securities, which pay interest at an annual rate of 9.50%. In January 1998, the Company issued $400 million of trust preferred securities, which pay interest at an annual rate of 7.20%. For a detailed description of these securities see Note 9 to the consolidated financial statements.

The Company's borrowing relationships are with a broad range of banks, financial institutions and other firms from which it draws funds. The volume of the Company's borrowings generally fluctuates in response to changes in the level of the Company's financial instruments, commodities and contractual commitments, customer balances, the amount of reverse repurchase transactions outstanding and securities borrowed transactions. As the Company's activities increase, borrowings generally increase to fund the additional activities. Availability of financing to the Company can vary depending upon market conditions, credit ratings, and the overall availability of credit to the securities industry. The Company seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that the Company's access to uncollateralized financing is impaired. The Company's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to uncollateralized funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis used to determine the Company's ability to withstand varying levels of stress, which could impact its liquidation horizons and required margins. In addition, the Company monitors its leverage and capital ratios on a daily basis. The ratio of total assets less securities purchased under agreements to resell to equity (including trust preferred securities) at December 31, 1997 and 1996 was 22.7x and 20.7x, respectively.

OTHER

HIGH YIELD PORTFOLIO

The Company's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies, unrated securities with market yields comparable to entities rated below "triple B-," as well as sovereign debt issued by certain countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high yield securities exclude the collateralized portion of the Company's holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. The Company's trading portfolio of high yield securities owned is carried at market or fair value and totaled $6.8 billion at December 31, 1997; the largest high yield exposure to one counterparty was $785 million.

                             DERIVATIVE INSTRUMENTS


Derivatives are an integral element of the world's financial and commodity markets. Globalization of economic activity has brought more market participants in contact with foreign exchange and interest rate risk at a time when market volatility has increased. The Company has developed many techniques using derivatives to enhance the efficiency of capital and trading risk management.

DERIVATIVE INSTRUMENTS - OVERVIEW

Derivative instruments are contractual commitments or payment exchange agreements between counterparties that "derive" their value from some underlying asset, index, interest rate or exchange rate. The markets for these instruments have grown tremendously over the past decade. A vast increase in the types of derivative users and their motivations in using these products has resulted in an expansion of geographic coverage, transaction volume and liquidity, and the number of underlying products and instruments.

Derivatives have been used quite successfully by multinational corporations to hedge foreign currency exposure, by financial institutions to manage gaps in maturities between assets and liabilities, by investment companies to reduce transaction costs and take positions in foreign markets without assuming currency risk, and by non-financial companies to fix the prices of inputs into the manufacturing process or prices of the products they sell. Derivatives are also used by investors when, considering such factors as taxes, regulations, capital, and liquidity, they provide the most efficient means of taking a desired market position. These are just a few of the business objectives for which derivatives are used. The list of objectives is large and continues to grow.

Derivatives are accounted for and settled differently than cash instruments and their use requires special management oversight. Such oversight should ensure that management understands the transactions to which it commits the firms and that the transactions are executed in accordance with sensible corporate risk policies and procedures.

Derivatives activities, like the Company's other ongoing business activities, give rise to market, credit, and operational risks. Market risk represents the risk of loss from adverse market price movements. While market risk relating to derivatives is clearly an important consideration for intermediaries such as the Company, such risk represents only a component of overall market risk, which arises from activities in non-derivative instruments as well. Consequently, the scope of the Company's market risk management procedures extends beyond derivatives to include all financial instruments and commodities. Credit risk is the loss that the Company would incur if counterparties failed to perform pursuant to their contractual obligations. While credit risk is not a principal consideration with respect to exchange-traded instruments, it is a major factor with respect to non-exchange-traded OTC instruments. Whenever possible, the Company uses industry master netting agreements to reduce aggregate credit exposure. Swap and foreign exchange agreements are documented utilizing counterparty master netting agreements supplemented by trade confirmations. Over the past several years, the Company has enhanced the funding and risk management of its derivatives activities through the increased use of bilateral security agreements. The Company, in particular, has been an industry leader in promoting the use of this risk reduction technique. Based on notional amounts, at both December 31, 1997 and 1996 approximately 80% of the Company's swap portfolio was subject to the bilateral exchange of collateral. This initiative, combined with the success of Salomon Swapco Inc, the Company's triple-A rated derivatives subsidiary, has greatly strengthened the liquidity profile of the Company's derivative trading activities. See "Risk Management" for discussions of the Company's management of market, credit, and operational risks.

NATURE AND TERMS OF DERIVATIVE INSTRUMENTS

The Company and its subsidiaries enter into various bilateral financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward purchase and sale agreements, option contracts and warrants. Transactions are conducted either through organized exchanges or OTC. For a discussion of the nature and terms of these instruments see Note 15 to the consolidated financial statements.

THE COMPANY'S USE OF DERIVATIVE INSTRUMENTS

The Company's use of derivatives can be broadly classified between trading and non-trading activities. The vast majority of the Company's derivatives use is in its trading activities, which include market-making activities for customers and the execution of trading strategies for its own account ("proprietary trading"). The Company's derivative counterparties consist primarily of other major derivative dealers, financial institutions, insurance companies, pension funds and investment companies, and other corporations. The scope of permitted derivatives activities both for trading and non-trading purposes for each of the Company's businesses is defined by senior management.

TRADING ACTIVITIES

A fundamental activity of the Company is to provide market liquidity to its customers across a broad range of financial instruments, including derivatives. The Company also seeks to generate returns by executing proprietary trading strategies which are generally longer term in nature. By their very nature, proprietary trading activities represent the assumption of risk. However, trading positions are constructed in a manner that seeks to define and limit risk taking only to those risks that the Company intends to assume. The most significant derivatives-related activity conducted by the Company is in fixed income derivatives, which includes interest rate swaps, financial futures, swap options, and caps and floors. Other derivative transactions, such as currency swaps, forwards and options as well as derivatives linked to equities, are also regularly executed by the Company. The Company generally earns a spread from market-making transactions involving derivatives, as it generally does from its market-making activities for non-derivative transactions. The Company also utilizes derivatives to manage the market risk inherent in the securities inventories and derivative portfolios it maintains for market-making purposes as well as its "book" of swap agreements and related transactions with customers. The Company conducts its commodities dealer activities in organized futures exchanges as well as in OTC forward markets. The Company executes transactions involving commodities options, forwards and swaps, much in the same manner as it does in the financial markets.

NON-TRADING ACTIVITIES

The Company also makes use of financial derivatives for non-trading, or end user, purposes. As an end user, these instruments provide the Company with added flexibility in the management of its capital and funding costs. Interest rate swaps are utilized to effectively convert the majority of the Company's fixed-rate term debt and a portion of its short-term borrowings to variable-rate obligations. Cross-currency swaps and forward currency contracts are utilized to effectively convert a portion of its non-U.S. dollar denominated term debt to U.S. dollar denominated obligations and to minimize the variability in equity otherwise attributable to exchange rate movements.

For additional derivatives-related disclosures contained in the consolidated financial statements see the following:

         -        Note 2 - Summary of Significant Accounting Policies

         -        Note 3 - Principal Transaction Revenues

         -        Note 7 - Term Debt

         - Note 15 - Financial Instruments, Commodities and Contractual Commitments and Related Risks

         -        Note 16 - Fair Value Information

                                 RISK MANAGEMENT


Effective management of the risks inherent in the Company's businesses is critical. The following section discusses certain of the risks inherent in the Company's businesses, procedures in place to manage such risks, and initiatives underway to continue to enhance the Company's management of risk.

MARKET RISK

Market risk represents the potential loss the Company may incur as a result of absolute and relative price movements in financial instruments, commodities and contractual commitments due to price volatility, changes in yield curves, currency fluctuations and changes in market liquidity. The Company manages aggregate market risk across both on- and off-balance sheet products and, therefore, separate discussion of market risk for individual products, including derivatives, is not meaningful. The distinguishing risks relative to derivatives are credit risk and funding (liquidity) risk, which is roughly equivalent to the risk of margin calls. Each type of risk can be increased or decreased by market movements. See "Risk Management - Credit Risk - Credit Exposure from Derivatives Activities."

Within the Company's trading businesses, sound management of market risk has always been a critical consideration. The sections that follow discuss organizational elements of market risk management, as well as specific risk management tools and techniques. The Company has sought to institutionalize these elements across all its businesses. Efforts to further strengthen the Company's management of market risk are ongoing and the enhancement of risk management systems and reporting, including the development and utilization of quantitative tools, is of major importance. Nevertheless, the basis for strong risk management is the expertise and judgment of the Company's trading professionals and senior management, and open lines of communication.

THE COMPANY'S RISK MANAGEMENT CONTROL FRAMEWORK

The Company's risk management control framework is based upon the ongoing participation of senior management, business unit managers and the coordinated efforts of various support units throughout the firm.

The Company's risk management capabilities meet or exceed the risk management requirements of the major regulatory and reporting bodies. These requirements include the establishment of appropriate market and credit risk controls, policies and procedures; appropriate senior management risk oversight with thorough risk analysis and reporting; and independent risk management with capabilities to evaluate and monitor risk limits.

VALUATION AND CONTROL OF TRADING INVENTORY

With regard to the Company's trading inventory (financial instruments, commodities and contractual commitments), the Chairmen and Chief Executive Officers determine the appropriate risk profile of the Company with assistance from the Risk Management Committee. This committee is comprised of the Chief Executive Officers, senior business managers, the Chief Financial Officer, the Chief Risk Officer and the Global Risk Manager and reviews and recommends appropriate levels of risk, reviews risk capital allocations, balance sheet and regulatory capital usage by business units and recommends overall risk policies and controls. Lastly, an independent Global Risk Management Group provides technical and quantitative analysis of the market risk associated with trading inventory to the Chairmen and Chief Executive Officers and members of the Risk Management Committee on a frequent basis.

Trading inventory is necessary for an active market maker, but can be a major source of liquidity risk. Monitoring the Company's trading inventory levels and composition and oversight for pricing is the responsibility of the Global Risk Management Group and various support units, which monitor trading inventory on a position by position level, and employ specific risk models to track inventory exposure in credit markets, emerging markets and the mortgage market. The Company also provides for liquidity risk by imposing markdowns as the age of the inventory increases. Inventory event risk, both for issuer credit and emerging markets, is analyzed with the involvement of senior traders, economists and credit department personnel. Market scenarios for the major emerging markets are maintained and updated to reflect the event risk for the emerging market inventory. In addition, the Company, as a dealer of securities in the global capital markets, has risk to issuers of fixed income securities for the timely payment of principal and interest. Principal risk is reviewed by the Global Risk Management Group, which identifies and reports major risks undertaken by the trading businesses. The Credit Department (the "Department") combines principal risk positions with credit risks resulting from market and delivery risk to review aggregate exposures by counterparty, industry and country.

RISK LIMITS

The Company's trading businesses have implemented business unit limits on exposure to risk factors. These limits, which are intended to enforce the discipline of communicating and gaining approval for higher risk positions, are periodically reviewed by the Global Risk Management Group. Business units may not exceed risk limits without the approval of the appropriate member of the Risk Management Committee.

THEORETICAL REVENUE RECONCILIATION

The trading units of the Company, the Global Risk Management Group and various support units perform periodic revenue reconciliations, comparing actual revenues with the revenue outcome that would have been expected based on risk factor exposures. A discrepancy between the expected revenue impact for a given market event and the actual revenues may indicate an unexplained dimension of market risk. Comparing the two thus provides a fundamental check that risk management is capturing all the material market risk factors and that the sources of trading risk and trading revenue are consistent with the realized revenue.

TOOLS FOR RISK MANAGEMENT AND REPORTING

The Company's market risk measurement begins with the identification of relevant market risk factors. These core risk factors vary from market to market, and region to region. Risk factors are used in three types of analysis: stress analysis, scenario analysis and value-at-risk analysis.

STRESS ANALYSIS The Company performs stress analysis by repricing inventory positions for specified upward and downward moves in risk factors, and computing the revenue implications of these repricings. Stress analysis is a useful tool for identifying exposures that appear to be relatively small in the current environment but grow more than proportionately with changes in risk factors. Such risk is typical of a number of derivative instruments, including options sold, many mortgage derivatives and a number of structured products. Stress analysis provides for the measurement of the potential impact of extremely large moves in risk factors, which, though infrequent, can be expected to occur from time to time.

SCENARIO ANALYSIS Scenario analysis is a tool that generates forward-looking "what-if" simulations for specified changes in market factors. For example, a scenario analysis could simulate the impact of a dramatic tightening of interest rates by the Federal Reserve Board. The revenue implications of the specified scenario are quantified not only for the Company as a whole, but on a business unit basis and on a geographic basis. The risk management system keeps track of many scenarios developed by both members of the Group and the Company's economists and strategists.

VALUE AT RISK Value at risk ("VAR") is a statistical tool for measuring the variability of trading revenue. The VAR reported reflects a potential range of revenue loss, over a one day period, at the "95% confidence level." This level implies that on 95 trading days out of 100, the mark-to-market of the portfolio will likely result in either (1) an increase in revenue, or (2) a decrease from average revenue that is less than the VAR estimate; and that on 5 trading days out of 100, a decrease from average revenue that will likely exceed the VAR estimate.

Value at risk is calculated by performing simulation analysis of the volatilities and correlations of key underlying market risk factors (e.g., interest rates, interest rate spreads, equity prices, foreign exchange rates, commodity prices, option volatilities) to estimate the range of possible changes in the market value of the Company's market risk sensitive financial instruments.

Measuring market risk using statistical risk management models has recently become the main focus of risk management efforts by many companies whose earnings are exposed to changes in the fair value of financial instruments. Management believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. While VAR models are relatively sophisticated, they are of limited value for internal risk management in that they do not give any indication of which individual exposures are problematic or which of the many risk simulations are particularly worrisome. Therefore, such models do not substitute for the experience or judgment of senior management and the Global Risk Management Group, who have extensive knowledge of the markets and revise strategies as they deem necessary. These models are used by the Company only as a supplement to other risk management tools.

The Company engages in long-term trading activities. The horizon of these activities can vary and is often in excess of a fiscal quarter. Therefore, daily VAR is of limited use in measuring the true risk over longer horizons. For long-term strategies that have convergence or mean-reverting characteristics, the daily VAR will overestimate the risk that these strategies will have over a longer horizon. The Company believes that this feature of the horizon makes comparisons of VAR across different firms problematic.

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments and commodities owned and sold, contractual commitments, repurchase and resale agreements, and related funding at December 31, 1997. The VAR relating to non-trading financial instruments has been excluded from this analysis.

Dollars in millions                         December 31, 1997
-------------------------------------------------------------
Interest rate                               $41
Equities                                    $ 8
Commodities                                 $ 8
Currency                                    $ 9
Total                                       $44
-------------------------------------------------------------


The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating the above market risk amounts, the Company used a 95% confidence level and a one day interval. The standard deviations and correlation assumptions are based on historical data and reflect a horizon of one year or more and no more than five years. Over 100 risk factors are used in the simulations. VAR reflects the risk profile of the Company at December 31, 1997 and is not a predictor of future results.

The following describes the components of market risk:

INTEREST RATE RISK

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. In connection with the Company's dealer and arbitrage activities, including market-making in OTC derivative contracts, the Company is exposed to interest rate risk, arising from changes in the level or volatility of interest rates, mortgage prepayment speeds or the shape and slope of the yield curve. The Company's corporate bond activities expose it to the risk of loss related to changes in credit spreads. When appropriate, the

Company attempts to hedge its exposure to interest rate risk by entering into transactions such as interest rate swaps, options, U.S. and non-U.S. government securities and futures and forwards contracts designed to mitigate such exposure.

EQUITY PRICE RISK

The Company is exposed to equity price risk as a consequence of making markets in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments that derive their value from a particular stock, a basket of stock or a stock index. The Company attempts to reduce the risk of loss inherent in its inventory in equity securities by entering into hedging transactions, including equity options and futures, designed to mitigate the Company's market risk profile.

COMMODITY PRICE RISK

Commodity price risk results from the possibility that the price of the underlying commodity may rise or fall. Cash flows from commodity contracts are based on the difference between an agreed-upon fixed price and a price that varies with changes in a specified commodity price or index. Commodity contracts principally relate to energy, precious metals, and base metals.

CURRENCY RISK

Currency risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When the Company buys or sells a foreign currency or financial instrument denominated in a currency other than U.S. dollars, exposure exists from a net open currency position. Until the position is covered by selling or buying an equivalent amount of the same currency or by entering into a financing arrangement denominated in the same currency, the Company is exposed to a risk that the exchange rate may move against it.

CREDIT RISK

Credit risk represents the loss the Company could incur if an issuer or counterparty is unable or unwilling to perform on its commitments, including the timely payment of principal and interest or settlement of swap and foreign exchange transactions, repurchase agreements, securities purchases and sales, and other contractual obligations. The Company's credit risk management process considers the many factors that influence the probability of a potential loss, including, but not limited to, the issuer's or counterparty's financial profile, its business prospects and reputation, the specific terms and duration of the transactions, the exposure of the transactions to market risk, macroeconomic developments and sovereign risk.

ORIGIN OF CREDIT RISK

In the normal course of its operations, the Company and its subsidiaries enter into various transactions that give rise to credit risk. Credit risk is generally attributable to one or more of the following risks: market, delivery and default of principal. Market and delivery risks create credit risk with respect to transactions with counterparties. Default of principal risk is the risk of nonpayment of the principal and interest of a security.

The components of market risk such as absolute and relative price movements, price volatility, changes in yield curves, currency fluctuations, and changes in market liquidity, result in credit risk when a counterparty's obligation to the Company exceeds the obligation of the Company to the counterparty. Delivery risk arises from the requirement, in certain circumstances, to release cash or securities before receiving payment. For both market and delivery risk, the Department sets credit limits or requires specific approvals that anticipate the potential exposure of transactions.

CREDIT RISK MANAGEMENT AT SALOMON SMITH BARNEY HOLDINGS INC.

The Chief Credit Officer, who is independent of any revenue-generating function, manages the Department, whose professionals assess, approve, monitor, and coordinate the extension of credit on a global basis. In considering such risk, the Department evaluates the risk/return trade-offs as well as current and potential credit exposures to a counterparty or to groups of counterparties that are related because of industry, geographic, or economic characteristics. The Department also has established various credit policies and control procedures used singularly or in combination, depending upon the circumstances.

CREDIT RISK MANAGEMENT OF COMMODITIES-RELATED TRANSACTIONS

Phibro's credit department determines the credit limits for counterparties in its commodities-related activities. Exposure reports, which contain detailed information about cash flows with customers, goods in transit and forward mark-to-market positions, are reviewed daily.

CREDIT EXPOSURE FROM DERIVATIVES ACTIVITIES

The following table summarizes the Company's credit exposure, net of cash and securities collateral for swap agreements, swap options, caps and floors and foreign exchange contracts and options at December 31, 1997. These numbers do not present potential credit exposure that may result from factors that influence market risk or from the passage of time. Severe changes in market factors may cause credit exposure to increase suddenly and dramatically. Swap agreements, swap options, caps and floors include transactions with both short- and long-term periods of commitment.

                                                                         Transactions with
                                                                         over 3 years to
Dollars in billions                               All transactions       maturity                1997 average
-------------------------------------------------------------------------------------------------------------
Swaps, swap options, caps and floors:
   Risk classes 1 and 2                           $  1.5                 $  1.1                  $  1.1
   Risk class 3                                      1.5                     .8                     1.2
   Risk classes 4 and 5                              1.0                     .5                      .8
   Risk classes 6, 7 and 8                            .1                     .1                      .1
-------------------------------------------------------------------------------------------------------------
                                                  $  4.1                 $  2.5                  $  3.2
=============================================================================================================

Foreign exchange contracts and options:
   Risk classes 1 and 2                             $ .7                     --                    $ .7
   Risk class 3                                       .7                     --                      .6
   Risk classes 4 and 5                               .2                     --                      .2
   Risk classes 6, 7 and 8                            --                     --                      --
-------------------------------------------------------------------------------------------------------------
                                                    $1.6                     --                    $1.5
=============================================================================================================

To monitor credit risk, the Company utilizes a series of eight internal designations of counterparty credit quality. These designations are analogous to external credit ratings whereby risk classes one through three are high quality investment grades. Risk classes four and five include counterparties ranging from the lowest investment grade to the highest non-investment grade. Risk classes six, seven and eight represent higher risk counterparties.

With respect to sovereign risk related to derivatives, credit exposure at December 31, 1997 was primarily to counterparties in the U.S. ($2.9 billion), Germany ($.6 billion), Great Britain ($.5 billion), Italy ($.4 billion), Japan ($.3 billion) and France ($.3 billion).

OPERATIONAL RISK

As a major intermediary in financial and commodities markets, the Company is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace. Such risks include:

         - Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Company is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

         - Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Company's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Company, and in the markets where the Company participates. The Company has analyzed the impact of year 2000 on its systems and processes and is in the process of enhancing and testing its systems to process dates starting with the year 2000. Beginning in early 1999, the Company plans to participate in industry-wide testing coordinated by the Securities Industry Association. In addition, the Company is addressing the technological implications that will result from regulatory and market changes, such as Europe's Economic and Monetary Union. The Company anticipates incurring approximately $150 million to $200 million in additional expenses through the year 2000 to make these enhancements.

         - Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

         - Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Company's stockholder, creditors, and regulators, is free of material errors.

As the above risks are largely interrelated, so are the Company's actions to mitigate and manage them. The Company's Chief Administrative Officer is responsible for, among other things, oversight of global operations and technology. An essential element in mitigating the risks noted above is the optimization of information technology and the ability to manage and implement change. To be an effective competitor in an information-driven business of a global nature requires the development of global systems and databases that ensure increased and more timely access to reliable data.

ENVIRONMENTAL RISK

The Company is subject to environmental risk from two primary sources: discontinued commodities processing and oil refining operations, and existing energy-related transportation activities.

The Company is subject to uncertain remedial liability as a result of commodities-related industrial operations, which were discontinued in or prior to 1984. Such liability arises under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), which provides that potentially responsible parties ("PRPs"), including waste generators and past and present site owners and operators, may be held jointly and severally liable for the entire cost of site clean-up. The Company may also be subject to liability under state or other U.S. environmental laws.

The process of remediating hazardous waste sites under CERCLA is normally lengthy and involves a series of events including initial site identification, environmental site studies and evaluations, issuance of the "Preliminary Identification of Remedial Alternatives," completion of the "Remedial Investigation and Feasibility Study," selection of an appropriate site remedy and its related cost estimate known as the "Record of Decision," performance of site remediation and post-remediation site monitoring. Factors that influence the cost and time of completion include the remediation method selected; the number of financially solvent PRPs responsible for payment; whether PRPs were owners, operators or generators; determination of cost allocation among PRPs, and the ongoing development of more efficient and effective remediation technologies. The process may take ten years or more from site identification to completion and may be further complicated by protracted legal proceedings involving numerous PRPs.

The ultimate share of remediation costs that will be borne by the Company and its subsidiaries cannot be predicted with accuracy. Although certain exposures may be covered by insurance contracts or indemnification agreements from other parties, the Company has incurred and will continue to incur costs related to remediation at certain sites already identified. Further, it is possible that the Company will be named as a PRP at additional sites. Management believes, based upon currently known facts and established reserves, that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

Phibro has potential environmental exposure in connection with activities in which cargoes of products are transported and stored. Phibro mitigates this exposure through insurance coverage and consideration of ports of delivery and storage terminals.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the Company's Consolidated Financial Statements and the notes thereto and the material under the caption "Quarterly Financial Data (Unaudited)" set forth in the Consolidated Financial Statements, and the Independent Auditors' Report filed as Exhibit 99.01 herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Pursuant to General Instruction I of Form 10-K, the information required by Item 10 is omitted.

ITEM 11. EXECUTIVE COMPENSATION.

                  Pursuant to General Instruction I of Form 10-K, the information required by Item 11 is omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Pursuant to General Instruction I of Form 10-K, the information required by Item 12 is omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Pursuant to General Instruction I of Form 10-K, the information required by Item 13 is omitted.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  (a)      Documents filed as a part of the report:

                           (1)      Financial Statements. See Index to
                                    Consolidated Financial Statements and
                                    Schedules on page F-1 hereof.

                           (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

                           (3)      Exhibits:

                                    See Exhibit Index.

                  (b)      Reports on Form 8-K:

                           On October 21, 1997, the Company filed a Current Report on Form 8-K, dated October 21, 1997, filing as an exhibit under Item 7 thereof a press release announcing the results of its operations for the three and nine months ended September 30, 1997 and certain additional information.

                           On October 28, 1997, the Company filed a Current Report on Form 8-K, dated October 28, 1997 (which was amended by a Form 8-K/A filed December 1, 1997), reporting under Item 5 thereof certain information with respect to its pending transaction with Travelers Group and filing under Item 7 thereof certain exhibits.

                           On October 28, 1997, the Company filed a Current Report on Form 8-K/A (which amended the Form 8-K filed on September 29, 1997 and which was further amended by the Form 8-K/A filed on December 1, 1997), reporting under Item 5 thereof certain information with respect to its transaction with Travelers Group and filing under Item 7 thereof certain exhibits.

                           On November 21, 1997, the Company filed a Current Report on Form 8-K, dated September 24, 1997 (which was amended by a Form 8-K/A filed December 1, 1997), reporting under Item 5 thereof certain information with respect to the results of operations of Travelers Group and Smith Barney Holdings Inc. for the three and nine months ended September 30, 1997 and filing under Item 7 thereof certain exhibits.

                           On November 28, 1997, the Company filed a Current Report on Form 8-K, dated November 28, 1997, reporting under Item 1 thereof the change of control of the Company, reporting under Item 4 thereof certain information with respect to changes in the Company's independent auditors, reporting under Item 5 thereof certain additional information and filing under Item 7 thereof certain exhibits.

                           On December 5, 1997, the Company filed a Current Report on Form 8-K, dated December 4, 1997, reporting under Item 4 thereof certain information with respect to changes in the Company's independent auditors and filing a related exhibit under Item 7 thereof.

                           On December 9, 1997, the Company filed a Current Report on Form 8-K, dated December 9, 1997, filing under Item 7 thereof certain exhibits.

                           No other reports on Form 8-K were filed during the fourth quarter of 1997; however, on January 9, 1998, the Company filed a Current Report on Form 8-K, dated January 7, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 1/4% Notes due January 15, 2005; on January 26, 1998, the Company filed a Current Report on Form 8-K, dated January 26, 1998, reporting under
                           Item 5 thereof the results of its operations for the three and twelve months ended December 31, 1997 and certain additional financial information; on February 2, 1998, the Company filed a Current Report on Form 8-K, dated January 29, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 1/8% Notes due January 15, 2003; and on March 3, 1998, the Company filed a Current Report on Form 8-K, dated February 26, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Equity Linked Notes based upon the Dow Jones Industrial Average(SM) Due September 6, 2005.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------
3.01        Amended and Restated Certificate of Incorporation of Salomon Smith
            Barney Holdings Inc. (the "Company"), effective December 1, 1997, incorporated by reference to Exhibit 4(a) to Amendment No. 2 to the
            Company's Registration Statement on Form S-3 (No. 333-38931).

3.02 By-Laws of the Company, incorporated by reference to Exhibit 4(b) to Amendment No. 2 to the Company's Registration Statement on Form S-3
            (No. 333-38931).

10.01       Amended and Restated Lease dated as of December 30, 1994 between
            State Street Bank and Trust Company of Connecticut, National
            Association, as Trustee (Lessor), and Smith Barney Inc., Mutual
            Management Corp., Smith Barney Mutual Funds Management Inc. and The
            Travelers Inc., as tenants in common (Lessee), incorporated by reference to Exhibit 10.03 to the Annual Report on Form 10-K of Smith Barney Holdings Inc. for the fiscal year ended December
            31, 1994 (File No. 1-12484).

10.02       Lease dated November 23, 1988 between 7 World Trade Company and
            Salomon Inc, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1991 (File No. 1-4346).

12.01+      Computation of ratio of earnings to fixed charges.

21.01 Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

23.01+      Consent of Coopers & Lybrand L.L.P.

23.02+      Consent of Arthur Andersen LLP.

24.01+      Powers of Attorney of certain directors of the Company.

27.01+      Financial Data Schedule.

27.02+      Restated Financial Data Schedule -- 1996 and 1995

99.01+      Independent Auditors' Report.



--------------------

+        Filed herewith.

            The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.


            Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Salomon Smith Barney Holdings Inc., 388 Greenwich Street, New York, New York 10013, Attention: Corporate Secretary.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1998.

                                        SALOMON SMITH BARNEY HOLDINGS INC.
                                        (Registrant)

                                        By:  /s/ James Dimon
                                             ...................................
                                                 James Dimon, Co-Chairman of the
                                                 Board and Co-Chief Executive
                                                 Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 1998.

               SIGNATURE                              TITLE
               ---------                              -----
            /s/ James Dimon
 ......................................                Co-Chairman of the Board, Co-Chief Executive Officer (Co-Principal Executive
                James Dimon                           Officer) and Director

         /s/ Deryck C. Maughan
 ......................................                Co-Chairman of the Board, Co-Chief Executive Officer (Co-Principal Executive
             Deryck C. Maughan                        Officer) and Director

         /s/ Charles W. Scharf
 ......................................                Chief Financial Officer (Principal Financial Officer)
             Charles W. Scharf

          /s/ Michael J. Day
 ......................................                Controller (Principal Accounting Officer)
              Michael J. Day

                   *
 ......................................                Director
             Steven D. Black

               SIGNATURE                              TITLE
               ---------                              -----

                   *
 ......................................                Director
         James S. Boshart, III

                   *
 ......................................                Director
           Thomas G. Maheras

                   *
 ......................................                Director
           Jay P. Mandelbaum

                   *
 ......................................                Director
           Eduardo G. Mestre

                   *
 ......................................                Director
            Shigeru Myojin

                   *
 ......................................                Director
            Paul Underwood



*By:    /s/ Robert H. Mundheim
 ......................................
            Robert H. Mundheim
            Attorney-in-fact

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                            PAGE

REPORT OF INDEPENDENT ACCOUNTANTS                                            F-2

CONSOLIDATED FINANCIAL STATEMENTS



      Consolidated Statements of Income for the years ended
       December 31, 1997, 1996 and 1995                                      F-3


      Consolidated Statements of Financial Condition as of
       December 31, 1997 and 1996                                            F-4


      Consolidated Statements of Changes in Stockholder's Equity
       for the years ended December 31, 1997, 1996 and 1995                  F-6


      Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                                      F-7


      Notes to Consolidated Financial Statements                             F-8



QUARTERLY FINANCIAL DATA (UNAUDITED)                                        F-40

                     [LETTERHEAD OF COOPERS & LYBRAND L.L.P.]

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholder of Salomon Smith Barney Holdings Inc. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Salomon Smith Barney Holdings Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in stockholder's equity for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Salomon Inc and Smith Barney Holdings Inc. on November 28, 1997, which has been accounted for in a manner similar to a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the consolidated statement of financial condition of Salomon Inc and subsidiaries as of December 31, 1996, or the related statements of income, cash flows and changes in stockholders' equity for the years ended December 31, 1996 and 1995, which statements reflect total assets of $194,881 million as of December 31, 1996, and total revenues, net of interest expense of $4,367 million and $3,199 million for the years ended December 31, 1996 and 1995, respectively, and net income of $617 million, and $457 million for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Salomon Inc and subsidiaries for such periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of Salomon Smith Barney Holdings Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                                        /s/ Coopers & Lybrand L.L.P.


New York, New York
January 26, 1998.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




--------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                                     1997           1996             1995
--------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                            $ 2,967        $ 2,612          $ 2,376
   Investment banking                                                       2,118          2,001            1,318
   Principal transactions                                                   2,504          3,027            2,140
   Asset management and administration fees                                 1,715          1,390            1,087
   Other                                                                      130            150              124
--------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                                  9,434          9,180            7,045
--------------------------------------------------------------------------------------------------------------------
   Interest and dividends                                                  12,043          9,663           10,442
   Interest expense                                                        10,530          8,175            8,797
--------------------------------------------------------------------------------------------------------------------
Net interest and dividends                                                  1,513          1,488            1,645
--------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                          10,947         10,668            8,690
--------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                                6,037          5,558            4,900
   Communications                                                             495            486              489
   Occupancy and equipment                                                    432            435              442
   Floor brokerage and other production                                       389            302              281
   Advertising and market development                                         276            218              180
   Professional services                                                      210            190              199
   Other operating and administrative expenses                                450            456              379
   Restructuring charge                                                       838              7               --
--------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                  9,127          7,652            6,870
--------------------------------------------------------------------------------------------------------------------
Gain on sale of subsidiaries and affiliates                                    --             48               --
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                       1,820          3,064            1,820
Provision for income taxes                                                    675          1,199              712
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                           1,145          1,865            1,108
--------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Loss, net of benefit for income taxes of $48 and $35                        --            (75)             (56)
   Loss on sale of Basis Petroleum, net of tax benefit of $215                 --           (290)              --
--------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 1,145        $ 1,500          $ 1,052
====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS
DECEMBER 31,                                                                                1997                           1996
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                                                $  1,808                       $  1,607
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                2,034                          1,446

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                           $75,802                        $72,881
   Deposits paid for securities borrowed                                      33,932                         25,104
                                                                          -----------                    -----------
                                                                                          109,734                         97,985

Financial instruments and commodities owned and contractual commitments:
   U.S. government and government agency securities                           52,109                         51,980
   Non-U.S. government and government agency securities                       46,502                         35,189
   Corporate debt securities                                                  13,614                         14,668
   Contractual commitments                                                    10,120                          7,218
   Equity securities                                                           6,420                          7,396
   Mortgage loans and collateralized mortgage securities                       3,103                          4,345
   Other financial instruments                                                 6,590                          4,782
   Commodities                                                                 1,274                            995
                                                                          -----------                    -----------
                                                                                          139,732                        126,573
Receivables:
   Customers                                                                  12,415                          9,488
   Brokers, dealers and clearing organizations                                 3,212                          2,103
   Other                                                                       2,387                          1,755
                                                                          -----------                    -----------
                                                                                           18,014                         13,346

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $884 and
  $798, respectively                                                                          986                            959

Net realizable value of discontinued operations                                                --                            490

Other assets                                                                                4,312                          3,708
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $276,620                       $246,114
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


------------------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS
DECEMBER 31,                                                                                 1997                          1996
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                          $ 11,464                      $ 10,020


Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                           $113,593                       $97,269
   Deposits received for securities loaned                                     5,978                         5,525
                                                                          -----------                   -----------
                                                                                           119,571                       102,794
Financial instruments and commodities sold, not yet purchased, and contractual commitments:
   U.S. government and government agency securities                           33,970                        41,864
   Non-U.S. government and government agency securities                       45,166                        31,699
   Contractual commitments                                                    11,688                         9,984
   Equity securities                                                           3,462                         6,142
   Corporate debt securities and other                                         1,880                         2,452
                                                                          -----------                   -----------
                                                                                            96,166                        92,141
Payables and accrued liabilities:
   Customers                                                                   9,791                         8,160
   Brokers, dealers and clearing organizations                                 2,972                         1,859
   Other                                                                       8,719                         7,012
                                                                          -----------                   -----------
                                                                                            21,482                        17,031
Term debt                                                                                   19,074                        15,748
                                                                                        -----------                   -----------
Total liabilities                                                                          267,757                       237,734

Redeemable preferred stock, Series A                                                            --                           420
Guaranteed preferred beneficial interests in Company
   subordinated debt securities                                                                345                           345

Stockholder's equity:
    Preferred stock, Series D and E                                               --                           450
    Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                            --                            --
    Additional paid-in capital                                                 1,574                         2,399
    Retained earnings                                                          6,943                         6,433
    Cumulative translation adjustments                                             1                            10
    Treasury stock                                                                --                        (1,677)
                                                                          -----------                   -----------
Total stockholder's equity                                                                   8,518                         7,615
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                $276,620                      $246,114
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY



------------------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONAL             CUMULATIVE                   TOTAL
                                               PREFERRED   COMMON      PAID-IN    RETAINED   TRANSLATION   TREASURY    STOCKHOLDER'S
DOLLARS IN MILLIONS                              STOCK     STOCK       CAPITAL    EARNINGS   ADJUSTMENTS    STOCK         EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                     $ 312        --       $2,251      $5,190      $  9        $(1,654)        $6,108
Net income                                                                          1,052                                   1,052
Common dividends                                                                     (506)                                   (506)
Preferred dividends*                                                                  (69)                                    (69)
Other capital transactions                                                  4                                   19             23
Net change in cumulative translation
 adjustments                                                                                      9                             9
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                       312        --        2,255       5,667        18         (1,635)         6,617
Net income                                                                          1,500                                   1,500
Common dividends                                                                     (666)                                   (666)
Preferred dividends*                                                                  (68)                                    (68)
Issuance of preferred stock                        250                                                                        250
Retirement of preferred stock                     (112)                                                                      (112)
Other capital transactions                                                144                                  (42)           102
Net change in cumulative translation
 adjustments                                                                                     (8)                           (8)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                       450        --        2,399       6,433        10         (1,677)         7,615
Net income                                                                          1,145                                   1,145
Common dividends                                                                     (581)                                   (581)
Preferred dividends*                                                                  (54)                                    (54)
Merger-related capital transactions               (450)                (1,035)                               1,764            279
Other capital transactions                                                210                                  (87)           123
Net change in cumulative translation
 adjustments                                                                                     (9)                           (9)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                     $  --        --       $1,574      $6,943      $  1        $    --         $8,518
====================================================================================================================================

* Net of after-tax impact of related interest rate swaps that effectively convert fixed rate dividend obligations to variable rate obligations.

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------------------------
  DOLLARS IN MILLIONS
  YEAR ENDED DECEMBER 31,                                                                 1997           1996            1995
---------------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
  Net income adjusted for noncash items and non-operating activities -
   Net income                                                                          $  1,145       $  1,500        $  1,052
   Loss on disposal of Basis Petroleum                                                       --            290              --
   Deferred income tax benefit                                                             (675)          (207)           (345)
   Depreciation and amortization                                                            290            353             309
   Gain on Genesis transaction and limited service motels                                    --            (59)             --
   Gain on the sale of  subsidiaries and affiliates                                          --            (31)             --
---------------------------------------------------------------------------------------------------------------------------------
   Cash items included in net income                                                        760          1,846           1,016
---------------------------------------------------------------------------------------------------------------------------------
  (Increase) decrease in operating assets -
   Cash segregated and on deposit for Federal and other regulations or
     deposited with clearing organizations                                                 (588)           (99)           (174)
   Collateralized short-term financing agreements                                       (11,749)       (12,959)          1,455
   Financial instruments and commodities owned and contractual commitments              (13,159)        (5,443)        (19,843)
   Receivables                                                                           (4,818)        (1,539)          5,358
   Other assets                                                                             223           (128)            (31)
---------------------------------------------------------------------------------------------------------------------------------
   Increase in operating assets                                                         (30,091)       (20,168)        (13,235)
---------------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in operating liabilities -
   Collateralized short-term financing agreements                                        16,777        (10,123)         19,392
   Financial instruments and commodities sold, not yet purchased, and contractual
     commitments                                                                          4,025         29,847          (4,265)
   Payables and accrued liabilities                                                       4,330         (1,166)         (1,972)
---------------------------------------------------------------------------------------------------------------------------------
   Increase in operating liabilities                                                     25,132         18,558          13,155
---------------------------------------------------------------------------------------------------------------------------------
  Cash provided by (used in) operating activities                                        (4,199)           236             936
---------------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
   Net increase (decrease) in commercial paper and other short-term borrowings            1,444         (1,178)            201
   Proceeds from issuance of term debt                                                    8,059          5,398           3,622
   Term debt maturities and repurchases                                                  (4,397)        (4,318)         (5,380)
   Collateralized mortgage obligations                                                     (185)          (403)           (704)
   Dividends paid                                                                          (604)          (820)           (436)
   Issuance of trust preferred securities                                                    --            345              --
   Issuance of preferred stock                                                               --            250              --
   Redemption of preferred stock                                                             --           (112)           (140)
   Other capital transactions                                                               (95)           (45)             13
---------------------------------------------------------------------------------------------------------------------------------
  Cash provided by (used in) financing activities                                         4,222           (883)         (2,824)
---------------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
   Genesis transaction and limited service motels                                            --            123              --
   Sale of subsidiaries and affiliates                                                      365             82              --
   Assets securing collateralized mortgage obligations                                      175            480             721
   Property, equipment and leasehold improvements                                          (220)          (225)           (454)
   Other                                                                                   (142)          (159)            (84)
---------------------------------------------------------------------------------------------------------------------------------
  Cash provided by investing activities                                                     178            301             183
---------------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                                          201           (346)         (1,705)
  Cash and cash equivalents at beginning of year                                          1,607          1,962           3,667
  Cash of discontinued operations                                                            --             (9)             --
---------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                                             $  1,808       $  1,607        $  1,962
=================================================================================================================================

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes in 1997, 1996 and 1995.

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       THE MERGER

On November 28, 1997, a newly formed wholly owned subsidiary of Travelers Group Inc. was merged into Salomon Inc ("Salomon"). Pursuant to the merger agreement, Salomon common stockholders received 1.695 shares of Travelers Group Inc. common stock for each share of Salomon common stock; each share of preferred stock of Salomon was exchanged for a share of Travelers Group Inc. preferred having substantially identical terms, except that the Travelers Group Inc. preferred stock has certain voting rights; and Salomon became a wholly owned subsidiary of Travelers Group Inc. Following this merger, Salomon and Smith Barney Holdings Inc. ("Smith Barney") were merged (the "Merger") to form Salomon Smith Barney Holdings Inc. (collectively, with its subsidiaries the "Company"). The transaction is a tax free exchange.

The consolidated financial statements give retroactive effect to the Merger as a combination of entities under common control in a transaction accounted for in a manner similar to a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Salomon and Smith Barney had always been combined. Certain reclassifications have been made to conform the accounting policies of Salomon and Smith Barney.

The separate results of operations for Salomon and Smith Barney during the periods preceding the Merger that are included in the Company's Consolidated Statements of Income were as follows:

         -----------------------------------------------------------------------------------------------
                                            Nine months ended        Year ended           Year ended
         Dollars in millions                September 30, 1997    December 31, 1996    December 31, 1995
         -----------------------------------------------------------------------------------------------
         Revenues, net of interest
             Salomon                              $3,302               $ 4,402              $3,282
             Smith Barney                          5,148                 6,266               5,408
         -----------------------------------------------------------------------------------------------
         Total revenues, net of interest          $8,450               $10,668              $8,690
         ===============================================================================================
         Net income
             Salomon                              $  599               $   617              $  457
             Smith Barney                            770                   883                 595
         -----------------------------------------------------------------------------------------------
         Total net income                         $1,369               $ 1,500              $1,052
         ===============================================================================================

As a result of the Merger, the Company booked a pre-tax restructuring charge of $838 million ($496 million after tax) in 1997. Approximately $663 million of this charge is related to excess or unused office space and other facilities-related write-offs. Approximately $161 million of the charge is severance, which relates to approximately 1,900 employees, primarily in the United States, of which approximately 1,400 are support functions and approximately 500 are production-related. At December 31, 1997, the reserve balance associated with the restructuring charge was $825 million.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments, commodities and contractual commitments, may vary from actual results.

The Company provides investment banking, asset management, brokerage, securities trading, advisory and other financial services to customers, and engages in proprietary trading activities for its own account.

Material intercompany transactions have been eliminated in consolidation. Long-term investments in operating joint ventures and affiliated (20% to 50% owned) companies are carried on the equity method of accounting and are included in "Other assets." The Company's equity in the earnings of joint ventures and affiliates is reported in "Other" revenues.

Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using year-end spot foreign exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating the statements of financial condition of non-U.S. subsidiaries with functional currencies other than the U.S. dollar are recorded, net of related hedge gains and losses and income taxes, as "Cumulative translation adjustments," a separate component of "Stockholder's equity." Hedges of such exposure include designated issues of non-U.S. dollar term debt and, to a lesser extent, forward currency contracts.

As discussed in Note 4 of the consolidated financial statements, Basis Petroleum, Inc. ("Basis Petroleum") is classified as a discontinued operation in the Company's consolidated financial statements.

CASH AND CASH EQUIVALENTS The Company defines "Cash and cash equivalents" as highly liquid investments with original maturities of three months or less at the time of purchase, other than investments held for sale in the ordinary course of business.

COLLATERALIZED SHORT-TERM FINANCING AGREEMENTS Securities purchased under agreements to resell ("reverse repurchase agreements") and securities sold under agreements to repurchase ("repurchase agreements") are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to five years and are carried at their contractual amounts, including accrued interest as specified in the respective agreements. In the determination of income, certain financing transactions are marked to fair value, which has no material effect on the Company's results of operations.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the loan balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Reverse repurchase and repurchase agreements are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board ("FASB") Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, reverse repurchase agreements totaled $114.3 billion at December 31, 1997. At December 31, 1997, the market value of securities collateralizing reverse repurchase agreements was $116.6 billion.

Deposits paid for securities borrowed ("securities borrowed") and deposits received for securities loaned ("securities loaned") are recorded at the amount of cash advanced or received and are collateralized principally by government and government agency securities, corporate debt and equity securities. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Excluding the impact of FIN 41, securities borrowed totaled $40.5 billion at December 31, 1997. At December 31, 1997, the market value of securities collateralizing securities borrowed was $40.1 billion.

FINANCIAL INSTRUMENTS, COMMODITIES AND CONTRACTUAL COMMITMENTS Financial instruments, commodities and contractual commitments (also referred to as "derivative instruments"), including derivatives used for trading purposes, are recorded at either market value or, when market prices are not readily available, fair value, which is determined under an alternative approach, such as matrix or model pricing. Fair value includes related accrued interest or dividends. The determination of market or fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants and contractual commitments; price activity for equivalent or synthetic instruments in markets located in different time zones; counterparty credit quality; and the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions.

The majority of the Company's financial instruments, commodities and contractual commitments are recorded on a trade date basis. Recording the remaining instruments on a trade date basis would not materially affect the consolidated financial statements. Commissions, underwriting, and principal transaction revenues and related expenses are recognized in income on a trade date basis. Customer security transactions are recorded on a settlement date basis.

DERIVATIVE INSTRUMENTS

Derivatives Used for Trading Purposes

Derivatives used for trading purposes include interest rate, currency and commodity swap agreements, swap options, caps and floors, options, warrants and financial and commodity futures and forward contracts. The market values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


in the master netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued, are reported as liabilities in "Contractual commitments." This category also includes the Company's long-term obligations that have principal repayments directly linked to equity securities of unaffiliated issuers for which the Company holds in inventory a note exchangeable for the same equity securities. Cash collateral received in connection with interest rate swaps totaled $340 million and $250 million at December 31, 1997 and 1996, respectively, and cash collateral paid totaled $2,507 million and $1,637 million, respectively. Revenues generated from derivative instruments used for trading purposes are reported as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

Margin on futures contracts is included in "Receivables - Brokers, dealers and clearing organizations" and "Payables and accrued liabilities - Brokers, dealers and clearing organizations."


Derivatives Used for Non-Trading Purposes

Non-trading derivative instruments that are designated as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Accordingly, changes in the market or fair value of the derivative instrument must be highly correlated with changes in the market or fair value of the underlying hedged item. The Company monitors the effectiveness of its hedges by periodically comparing the change in value of the derivative instrument with the change in value of the underlying hedged item. Derivatives used as hedges include interest rate swaps, cross currency swaps and forward currency contracts.

Interest rate and cross currency swaps are utilized to effectively convert a portion of the Company's short-term borrowings and the majority of its fixed rate term debt to variable rate instruments. These swaps are recorded "off-balance sheet," with accrued inflows and outflows reflected as adjustments to interest expense. Upon early termination of an underlying hedged instrument, the derivative is accounted for at market or fair value and the impact is recognized currently in income. Changes in market or fair value of such instruments, or realized gains or losses resulting from the termination of such instruments, are also recognized currently in income.

The Company utilizes forward currency contracts to hedge a portion of the currency exchange rate exposure relating to non-U.S. dollar term debt issued by the Company. The impact of translating the forward currency contracts and the related debt to prevailing exchange rates is recognized currently in income. The Company also utilizes forward currency contracts to hedge certain investments in subsidiaries with functional currencies other than the U.S. dollar. The impact of marking open contracts to prevailing exchange rates and the impact of realized gains or losses on maturing contracts, both net of the related tax effects, are included in "Cumulative translation adjustments" in "Stockholder's equity" as is the impact of translating the investments being hedged. Upon the disposition of an investment in a subsidiary with a functional currency other than the U.S. dollar, accumulated gains or losses previously included in "Cumulative translation adjustments" are recognized currently in income.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Derivative instruments that do not meet the criteria to be designated as a hedge are considered trading derivatives and are recorded at market or fair value.

See Note 7 of the consolidated financial statements for a further discussion of the use of interest rate swaps and forward currency contracts for non-trading purposes.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS Property, equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded substantially on a straight-line basis over the lesser of the estimated useful lives of the related assets or noncancelable lease terms, as appropriate. Maintenance and repairs are charged to occupancy expense as incurred.

The cost of purchased software is capitalized and amortized over a three-year period. Costs incurred in connection with the internal development of software, solely for the Company's use, as well as the customization of purchased software, are expensed in the period incurred.

INTANGIBLE ASSETS The excess of purchase price over fair value of net assets acquired, which amounted to $391 million at December 31, 1997, is being amortized over 40 years. The Company amortizes other intangible assets, which are included in "Other assets," on a straight-line basis over their estimated useful lives ranging from 7 to 20 years.

NEW ACCOUNTING PRONOUNCEMENTS Effective January 1, 1997, the Company adopted SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). This statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on a approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In December 1996 the FASB issued SFAS 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this Statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity. The adoption of the provisions of SFAS 127 effective January 1, 1998 will not have any impact on results of operations or liquidity; however, total assets and total liabilities may increase significantly by like amounts.

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income and SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company is currently assessing these statements, which are effective for fiscal years beginning after December 15, 1997 and establish standards for the reporting and display of comprehensive income and disclosure related to segments.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.       PRINCIPAL TRANSACTION REVENUES

The following table presents principal transaction revenues by business activity from continuing operations for the years ended December 31, 1997, 1996 and 1995.

         ------------------------------------------------------------------------------------------------------
         Dollars in millions
         For the Year Ended December 31,                                 1997             1996             1995
         ------------------------------------------------------------------------------------------------------
         Fixed income                                                  $1,882           $2,049           $  900
         Equities                                                         397              576              995
         Commodities                                                      218              393              238
         Other                                                              7                9                7
         ------------------------------------------------------------------------------------------------------
         Total principal transaction revenues                          $2,504           $3,027           $2,140
         ======================================================================================================

FIXED INCOME Fixed income revenues include realized and unrealized gains and losses arising from the trading of government and government agency securities, investment and non-investment grade corporate debt, municipal securities, and preferred stock, mortgage securities (primarily U.S. government agencies, including interest only and principal only strips), and emerging market fixed income securities and derivatives. Revenues also include realized and unrealized gains and losses generated from a variety of fixed income securities utilized in arbitrage strategies for the Company's own account, and realized and unrealized gains and losses arising from the spot and forward trading of currencies and exchange-traded and over-the-counter ("OTC") currency options. Realized and unrealized gains and losses resulting from changes in the market or fair value of options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, options and forward contracts on fixed income securities are reflected as fixed income revenue.

EQUITIES Revenues from equities consist of realized and unrealized gains and losses arising from proprietary and customer trading of U.S. and non-U.S. equity securities, including common and convertible preferred stock, convertible corporate debt, equity-linked notes and exchange-traded and OTC equity options and warrants. Revenues also include realized and unrealized gains and losses on equity securities and related derivatives utilized in arbitrage strategies for the Company's own account.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMMODITIES The Company, primarily through its wholly owned subsidiary Phibro Inc. and its wholly owned subsidiaries (collectively, "Phibro"), conducts a commodities trading and dealer business. Commodities traded include crude oil, refined oil products, natural gas, electricity, metals and various soft commodities. In December 1997, Phibro began implementing a downsizing plan that will significantly reduce the scope of some of its activities. In 1996, Phibro discontinued trading coal, coke and fertilizers. Commodity revenues consist of realized and unrealized gains and losses from trading these commodities and related derivative instruments.

NOTE 4.       DISCONTINUED OPERATIONS

In March 1997, Salomon's Board of Directors approved a non-binding letter of intent to sell all of the outstanding stock of Basis Petroleum to Valero Energy Corporation ("Valero") and a plan of disposition for Basis Petroleum. This transaction resulted in a pretax loss in 1996 of approximately $505 million ($290 million after tax). The sale was completed on May 1, 1997. Proceeds from the sale included cash of $365 million, Valero common stock with a market value of $120 million and participation payments based on a fixed notional throughput and the difference, if any, between an average market crackspread, as defined, and a base crackspread, as defined, over each of the next ten years. The total of the participation payments is capped at $200 million, with a maximum of $35 million per year. In addition, as a result of Valero's merger agreement with PG&E Corporation, Valero's common stock was exchanged for stock of PG&E Corporation and a new stock of the "spin-off" company ("New Valero"), representing Valero's refining assets. In the third quarter of 1997, the Company liquidated its interest in the PG&E and New Valero common stock. In July 1997, the Company paid Valero $3 million in connection with the final determination of working capital. The estimated loss includes severance costs and anticipated operating losses to be incurred prior to the completion of the sale, and reflects other estimates of value at time of closing. The Company's investment in Genesis Energy, L.P., a publicly traded crude oil gathering, marketing and transportation partnership, was not transferred to Valero.

The following tables present Basis Petroleum's results of operations and the loss on the disposal of Basis Petroleum, which are included in "Discontinued operations" on the consolidated statements of income, as well as details of Basis Petroleum's net assets at December 31, 1996, which are included in "Net realizable value of discontinued operations" on the consolidated statements of financial condition.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        --------------------------------------------------------------------------------------------------------
        Dollars in millions
        Year ended December 31,                                              1997          1996          1995
        --------------------------------------------------------------------------------------------------------
           Discontinued operations:
           Revenues, net of interest                                            -        $  (85)        $ (48)
           Expenses                                                             -            38            43
        --------------------------------------------------------------------------------------------------------
           Loss before income taxes                                             -          (123)          (91)
           Benefit for income taxes                                             -           (48)          (35)
        --------------------------------------------------------------------------------------------------------
           Loss from operations                                                 -           (75)          (56)
           Loss on sale, net of tax benefit of $215                             -          (290)            -
        --------------------------------------------------------------------------------------------------------
           Loss from discontinued operations, net of taxes                      -        $ (365)        $ (56)
        --------------------------------------------------------------------------------------------------------


            -------------------------------------------------------------------------------------------------
            Dollars in millions                                                           December 31, 1996
            -------------------------------------------------------------------------------------------------
            ASSETS
             Commodities-related products and instruments                                      $  379
             Receivables                                                                          438
             Property, plant and equipment, net of accumulated
               depreciation of $202                                                               823
             Other assets                                                                          34
            -------------------------------------------------------------------------------------------------
             Total assets                                                                      $1,674
            -------------------------------------------------------------------------------------------------
            LIABILITIES
             Customer payables                                                                 $  512
             Other payables                                                                       150
             Commodities-related contractual commitments                                           17
            -------------------------------------------------------------------------------------------------
             Total liabilities                                                                    679
            -------------------------------------------------------------------------------------------------
             Net assets                                                                           995
             Pretax loss on sale                                                                 (505)
            -------------------------------------------------------------------------------------------------
             Net realizable value of discontinued operations                                   $  490
            -------------------------------------------------------------------------------------------------

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.       GEOGRAPHIC DATA

The accompanying table summarizes the Company's operations by geographic area. Amounts are determined principally by the respective legal jurisdictions of the Company's subsidiaries. Because of the global nature of the financial and commodities markets in which the Company competes and the integration of the Company's worldwide business activities, the Company believes that amounts determined in this manner are not particularly useful in understanding its business.

                                                         Revenues         Income (Loss) from
                                                       before Interest  Continuing Operations
       Dollars in millions                                Expense         Before Income Taxes          Total Assets*
       ----------------------------------------------------------------------------------------------------------------
       Year Ended December 31, 1997
         North America                                    $16,601               $1,376                    $162,684
         Europe                                             4,506                  351                      82,497
         Asia and other                                       370                   93                      31,439
       ----------------------------------------------------------------------------------------------------------------
       Consolidated                                       $21,477               $1,820                    $276,620
       ----------------------------------------------------------------------------------------------------------------
       Year Ended December 31, 1996
         North America                                    $15,298               $2,943                    $152,423
         Europe                                             3,365                   77                      76,875
         Asia and other                                       180                   44                      16,816
       ----------------------------------------------------------------------------------------------------------------
       Consolidated                                       $18,843               $3,064                    $246,114
       ----------------------------------------------------------------------------------------------------------------
       Year Ended December 31, 1995
         North America                                    $12,844               $1,256                    $141,956
         Europe                                             4,370                  607                      75,292
         Asia and other                                       273                  (43)                     12,139
       ----------------------------------------------------------------------------------------------------------------
       Consolidated                                       $17,487               $1,820                    $229,387
       ----------------------------------------------------------------------------------------------------------------

     * The net realizable value of Basis Petroleum is included in North America in 1996. The total assets of Basis Petroleum of $1,747 million are included in North America in 1995.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.       COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Information regarding the Company's short-term borrowings used to finance operations, including the securities settlement process is presented below. Average balances were computed based on month-end outstanding balances.

     -------------------------------------------------------------------------------------------------------
     Dollars in millions
     Year Ended December 31,                                                       1997            1996
     -------------------------------------------------------------------------------------------------------
     Bank borrowings:
       Balance at year-end                                                       $2,415          $4,388
       Weighted average interest rate                                              5.9%            5.8%
       Annual averages  --
          Amount outstanding                                                     $3,766          $2,950
          Weighted average interest rate                                           5.3%            4.7%
       Maximum amount outstanding at any month-end                               $5,436          $4,388
     -------------------------------------------------------------------------------------------------------
     Commercial paper:
       Balance at year-end                                                       $7,110          $4,133
       Weighted average interest rate                                              5.8%            5.7%
       Annual averages  --
          Amount outstanding                                                     $5,189          $3,636
          Weighted average interest rate                                           5.6%            5.4%
       Maximum amount outstanding at any month-end                               $7,110          $4,238
     -------------------------------------------------------------------------------------------------------
     Other short-term borrowings:
       Balance at year-end                                                       $1,939          $1,499
     =======================================================================================================

Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in multiple currencies including Japanese yen, German mark and U.K. sterling. All of the Company's commercial paper outstanding at December 31, 1997 and 1996 was U.S. dollar denominated. Also included in short-term borrowings are deposit liabilities and other short-term obligations.

The Company has a $750 million 364-day revolving credit agreement that extends through May 1998. The Company may borrow under its revolving credit facility at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facility through commitment fees. Salomon Brothers Inc ("SBI"), an indirect wholly owned subsidiary, has a committed secured standby bank credit facility for financing securities positions. The facility, which has a capacity of $2.1 billion, contains certain restrictive covenants that require, among other things, that SBI maintain minimum levels of excess net capital and net worth, as defined. SBI's excess net capital exceeded the minimum required under the facility by $574 million and SBI's net worth exceeded the minimum amount required by $1.0 billion at December 31, 1997. In 1996, Salomon Brothers International Limited ("SBIL"), an indirect wholly owned subsidiary, entered into a $1.0 billion committed securities repurchase facility. The facility is subject to restrictive covenants including a requirement that SBIL maintain minimum levels of tangible net worth and excess financial resources, as defined. At December 31, 1997, SBIL exceeded these requirements by $4.0 billion and $699 million, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In 1997, Phibro Inc. entered into an unsecured committed revolving line of credit. This facility, which has a capacity of $550 million, requires Phibro Inc. to maintain minimum levels of capital and net working capital, as defined. Phibro Inc. exceeded these minimums by $54 million and $98 million, respectively, at December 31, 1997.

At December 31, 1997, there were no outstanding borrowings under any of these facilities. In addition, the Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

NOTE 7.       TERM DEBT

Term debt, net of unamortized discount and including unamortized premium, if applicable, consists of issues with original maturities in excess of one year. Certain issues are redeemable, in whole or in part, at par or at premiums prior to maturity.

-------------------------------------------------------------------------------------------------------------------------------
                                      Fixed Rate
                                     Obligations    Fixed Rate    Total Fixed     Variable
                                      Swapped to    Obligations       Rate          Rate           Total            Total
Dollars in millions                    Variable     Not Swapped   Obligations   Obligations    Dec. 31, 1997    Dec. 31, 1996
-------------------------------------------------------------------------------------------------------------------------------
U.S. dollar denominated:
   Salomon Smith Barney Holdings
     Inc. (Parent Company)               $ 9,557        $3,592        $13,149        $2,498       $15,647          $11,693
   Subsidiaries                               -             -              -             -             -                19
-------------------------------------------------------------------------------------------------------------------------------
   U.S. dollar denominated                 9,557         3,592         13,149         2,498        15,647           11,712
-------------------------------------------------------------------------------------------------------------------------------
Non-U.S. dollar denominated:
   Salomon Smith Barney Holdings
     Inc. (Parent Company)                   485           176            661         1,473         2,134            2,155
   Subsidiaries                            1,149            16          1,165           128         1,293            1,881
-------------------------------------------------------------------------------------------------------------------------------
   Non-U.S. dollar denominated             1,634           192          1,826         1,601         3,427            4,036
-------------------------------------------------------------------------------------------------------------------------------
Term debt                                $11,191        $3,784        $14,975        $4,099       $19,074          $15,748
===============================================================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The maturity structure of the Company's term debt, based on contractual maturities or the earliest date on which the debt is repayable at the option of the holder, was as follows at December 31, 1997:

        ----------------------------------------------------------------------------------------------------
                                   Salomon Smith Barney
                                       Holdings Inc.
          Dollars in millions        (Parent Company)             Subsidiaries               Total
        ----------------------------------------------------------------------------------------------------
           1998                          $  3,740                   $   148                 $  3,888
           1999                             2,859                        19                    2,878
           2000                             2,714                       275                    2,989
           2001                             1,658                       214                    1,872
           2002                             2,428                        52                    2,480
           Thereafter                       4,382                       585                    4,967
        ----------------------------------------------------------------------------------------------------
           Total                         $ 17,781                   $ 1,293                 $ 19,074
        ----------------------------------------------------------------------------------------------------

The Company issues U.S. dollar and non-U.S. dollar denominated fixed and variable rate term debt. Fixed rate debt matures at various dates through 2023. The contractual interest rates on fixed rate debt ranged from 1.25% (U.S. dollar denominated) to 11.82% (U.S. dollar denominated) at December 31, 1997 and 1.25% (Japanese yen denominated) to 10.13% (U.S. dollar denominated) at December 31, 1996. The weighted average contractual rate on total fixed rate term debt (both U.S. dollar denominated and non-U.S. dollar denominated) was 6.76% at December 31, 1997 and 6.74% at December 31, 1996. The Company utilizes interest rate swap agreements to convert most of its fixed rate term debt to variable rate obligations. The maturity structure of the swaps generally corresponds with the maturity structure of the debt being hedged.

The Company's non-U.S. dollar fixed rate term debt was issued across a broad range of currencies (including Japanese yen, German mark, U.K. sterling, Italian lira, French franc, and Portuguese escudos) and, consequently, the term debt bears a wide range of interest rates.

At December 31, 1997, the Company had outstanding approximately $3.4 billion of non-U.S. dollar denominated term debt, of which $.9 billion was Japanese yen denominated, $1.2 billion was German mark denominated and $.8 billion was U.K. sterling denominated (converted at the December 31, 1997 spot rates). Of the $3.4 billion, approximately $.8 billion of Salomon Smith Barney Holdings Inc. (Parent Company) non-U.S. dollar denominated debt has been designated as a hedge of investments in subsidiaries with functional currencies other than the U.S. dollar. Another $1.2 billion of Parent Company debt has been effectively converted to U.S. dollar denominated obligations using cross-currency swaps. The remaining $1.4 billion is used for general corporate purposes.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes the Company's fixed rate term debt that is swapped to variable rate obligations using interest rate swaps at December 31, 1997 and 1996. The variable rates presented are indicative of the Company's actual costs related to such obligations.

                                                 1997                                               1996
                             ----------------------------------------------     ----------------------------------------------
                                            Contractual                                       Contractual
                                             Weighted                                           Weighted
                                              Average                                            Average
                                            Fixed Rate                                         Fixed Rate
                                            on Swapped    Weighted Average                     on Swapped    Weighted Average
                              Principal     Fixed Rate    Variable Rate on       Principal     Fixed Rate    Variable Rate on
(Dollars in millions)          Balance       Term Debt    Swapped Term Debt       Balance       Term Debt    Swapped Term Debt
------------------------------------------------------------------------------------------------------------------------------
U.S. dollar denominated       $  9,557          6.8%           6.5%              $6,670            7.0%            6.7%
German mark denominated          1,069          7.4            3.8                1,252            7.4             4.7
Japanese yen denominated            77          4.6            0.8                  420            4.3             0.8
Japanese yen swapped to
   U.S. dollar denominated         187          3.9            6.7                  317            3.6             6.9
French franc swapped to
   U.S. dollar denominated         168          5.4            6.7                   -             -               -
Swiss franc swapped to
   U.S. dollar denominated          -           -              -                     65            5.1             6.1
Italian lira swapped to
   U.S. dollar denominated          62          3.9            6.5                   40            9.9             6.8
U.K. sterling denominated            4          7.6            7.5                    4            7.6             7.5
Portuguese escudos swapped
   to U.S. dollar
   denominated                      67          5.3            6.5                    3            9.5             7.1
------------------------------------------------------------------------------------------------------------------------------
Total swapped
   fixed rate term debt       $ 11,191          6.8%           6.2%              $8,771            6.8%            6.1%
==============================================================================================================================

Variable rate term debt matures at various dates through 2007. The interest rates are determined periodically by reference to money market rates, or in certain instances, are calculated based on stock or bond market indices as specified in the agreements governing the respective issues. The interest rates on variable rate term debt ranged from 0.82% (Japanese yen denominated) to 11.63% (U.S. dollar denominated) at December 31, 1997 and .41% (Japanese yen denominated) to 9.36% (U.S. dollar denominated) at December 31, 1996. The weighted average contractual rate on total variable rate term debt (both U.S. dollar denominated and non-U.S. dollar denominated) was 5.83% at December 31, 1997 and 4.89% at December 31, 1996.

Term debt includes subordinated debt, which totaled $28 million at December 31, 1997 and $32 million at December 31, 1996. At December 31, 1997 and 1996, subordinated debt included approximately $6 million of convertible restricted notes, convertible at the rate of $8.19 per share into 668,888 shares and 685,516 shares of Travelers Group Inc. common stock at December 31, 1997 and 1996, respectively. At December 31, 1997, the Company had outstanding $61 million of term debt for which the principal repayment is linked to certain equity securities of unaffiliated issuers.

The Company has a $1.25 billion revolving credit agreement with a bank syndicate that extends through May 2000, under which it may borrow at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facility through commitment fees. At December 31, 1997, there were no outstanding borrowings under this facility.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company is limited by covenants in its revolving credit facilities as to the amount of dividends that may be paid to Travelers Group Inc. The amount of dividends varies based upon, among other things, levels of net income of the Company.

NOTE 8.       LEASE COMMITMENTS

The Company has noncancelable leases covering office space and equipment expiring on various dates through 2010. Presented below is a schedule of minimum future rentals on noncancelable operating leases, net of subleases, as of December 31, 1997. Various leases contain provisions for lease renewals and escalation of rent based on increases in certain costs incurred by the lessors.

       ------------------------------------------------------------------
       Dollars in millions
       ------------------------------------------------------------------
         1998                                              $  215
         1999                                                 203
         2000                                                 137
         2001                                                 121
         2002                                                 105
         Thereafter                                           505
       ------------------------------------------------------------------
         Minimum future rentals                            $1,286
       ------------------------------------------------------------------

Minimum future rentals include $638 million related to space the Company has vacated or intends to vacate. The Company has provided reserves for these premises. Rent expense under operating leases from continuing operations totaled $258 million, $251 million and $270 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 9. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY SUBORDINATED DEBT SECURITIES

On July 3, 1996, the Company issued $345 million or 13,800,000 trust preferred units. Each unit includes a 9-1/4% mandatorily redeemable preferred security of the SI Financing Trust I (the "Trust") and a purchase contract that requires the holder to purchase, in 2021 (or earlier if the Company elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of Travelers Group Inc.'s 9-1/2% Cumulative Preferred Stock, Series L ("Series L Preferred"). The Company is obligated under the terms of each purchase contract to pay contract fees of 0.25% per annum, which is included as dividends in the consolidated statement of changes in stockholder's equity. The Trust is a wholly owned subsidiary of the Company and the Company's obligations under the guarantee, the subordinated debt securities and other contracts, in the aggregate, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

The Trust was established by the Company for the sole purpose of issuing the 9-1/4% preferred securities and common securities and investing the proceeds in $356 million aggregate principal amount of 9-1/4% subordinated debt securities issued by Salomon Smith Barney Holdings Inc. due June 30, 2026. The sole asset of the Trust is the subordinated debt securities. All payments associated with the 9-1/4% preferred securities are fully and unconditionally guaranteed by Salomon

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Smith Barney Holdings Inc. The 9-1/2% per annum on the trust preferred units was accrued from date of issuance and is payable quarterly, commencing September 30, 1996.

The trust preferred units are redeemable at the option of the Company at any time on or after June 30, 2001. The Series L Preferred is redeemable at the option of Travelers Group Inc. at any time on or after June 30, 2001 or the date of issue, if later. However, if the purchase contracts are accelerated or exercised by the Company and the holders elect not to settle the purchase contracts by delivering the Trust preferred security, the right of the Company to cause the Series L Preferred to be redeemed is postponed for five years.

NOTE 10.      CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:

                                                                                                                  Excess over
Dollars in millions                                                                                Net Capital      minimum
Subsidiary                                                      Jurisdiction                      or equivalent   requirement
--------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers Inc                           U.S. Securities and Exchange Commission Uniform       $1,047          $   974
                                                       Net Capital Rule (Rule 15c3-1)

Smith Barney Inc.                              U.S. Securities and Exchange Commission Uniform       $1,086          $   884
                                                       Net Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited        United Kingdom's Securities and Futures Authority      $4,796          $   699

Salomon Brothers Asia Limited                            Japan's Ministry of Finance                 $  718          $   307

Salomon Brothers AG                                Germany's Banking Supervisory Authority           $  219          $    32

The Robinson-Humphrey Company, LLC             U.S. Securities and Exchange Commission Uniform       $   67          $    66
                                                       Net Capital Rule (Rule 15c3-1)
-------------------------------------------------------------------------------------------------------------------------------

Advances, dividend payments and other equity withdrawals from regulated subsidiaries are restricted by the regulations of the U.S. Securities and Exchange Commission, the New York Stock Exchange and other regulatory agencies and by certain covenants contained in the Company's revolving credit facilities. See Notes 6 and 7 to the consolidated financial statements. These restrictions may limit the amounts that these subsidiaries pay as dividends or advances to the Company.

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), an indirect wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At December 31, 1997, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.      EMPLOYEE BENEFIT PLANS

The Company's current employee benefit plans are substantially unchanged from the respective plans that were in effect for Salomon and Smith Barney prior to the Merger. Accordingly, the following information summarizes both the Salomon and Smith Barney predecessor plans.

The Company is currently in the process of reviewing the benefit plans of both predecessor institutions.

SALOMON PREDECESSOR PLANS

RETIREMENT PLANS
Substantially all full-time U.S. employees of Salomon participate in defined contribution plans. These plans resulted in expenses from continuing operations of $33 million, $34 million and $26 million in 1997, 1996 and 1995, respectively.

Non-U.S. employees generally participate in defined benefit plans that are insured or otherwise funded. These plans resulted in expenses from continuing operations of $27 million, $25 million and $25 million in 1997, 1996 and 1995, respectively.

HEALTH CARE AND LIFE INSURANCE
Salomon provides certain health care and life insurance benefits for its active employees, qualifying retired U.S. employees and certain non-U.S. employees who reach the retirement criteria specified by the various plans. Salomon self-insures such benefit programs. At December 31, 1997, there were approximately 7,300 active and 700 retired employees eligible for such benefits.

Expenses recorded for health care and life insurance benefits from continuing operations were $36 million, $33 million and $39 million in 1997, 1996 and 1995, respectively.

Salomon provides for the cost of postretirement benefits other than pensions over the service periods of eligible employees. The present value of the liability related to these benefits and postemployment benefits, included in "Payables and accrued liabilities-Other," was $88 million and $84 million at December 31, 1997 and 1996, respectively.

EMPLOYEE INCENTIVE PLANS

In the following presentation, all per share amounts and option prices have been adjusted by the 1.695 exchange ratio to reflect the conversion of the plans to Travelers Group Inc. common stock.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SALOMON STOCK INCENTIVE PLAN ("SIP") The SIP provides for the issuance of up to
5.9 million shares of Travelers Group Inc. common stock in the form of options, restricted stock and stock bonuses, as well as an additional grant of up to 2.5 million shares of Travelers Group Inc. common stock in the form of stand-alone stock appreciation rights, phantom stock and cash bonuses to key employees, including officers. In December 1996, 2.7 million options were awarded under the SIP with an exercise price set at the market value on the date of grant ($26.48). The awards expire five years after the grant date and vest 100% three years after the grant date. At the grant date, the fair value per option issued was $7.76, as estimated using the Black-Scholes option pricing model assuming a risk-free interest rate of 5.88%, a constant annual dividend rate of $0.38 per share, and expected volatility of 25%. Fair value also assumes an expected term of 5 years and has not been reduced to reflect either the non-exercisable status of the options prior to the vesting date or the non-transferability of the options. SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards is not included in expense, SFAS 123 requires disclosure of net income, on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), pursuant to which no compensation cost has been recognized in connection with the issuance of stock options. Had the Company applied SFAS 123 in accounting for stock options, net income would have been reduced by $4 million and less than $1 million in 1997 and 1996, respectively.

THE NON-QUALIFIED STOCK OPTION PLAN OF 1984, AS AMENDED (THE "1984 PLAN") The 1984 Plan, which terminated on June 30, 1994, provided for the granting of options to purchase common stock to certain key employees. Stock appreciation rights accompanied some of the options granted. Exercise of such rights extinguishes the related options. Options issued under the 1984 Plan expired in 1997.

Changes in options outstanding under the SIP and 1984 Plan are summarized as follows:

                                                                                                Grant Date Fair Value of
                                              Number of Shares       Option Price per Share          Options Issued
      ---------------------------------------------------------------------------------------------------------------------
        Shares under option at:
         December 31, 1997*                       2,508,600             $26.48
         December 31, 1996                        3,562,670             $10.70 - $26.48
         December 31, 1995                        1,209,332             $10.70 - $23.82
        Options issued:
         1996                                     2,712,000             $26.48                            $7.76
        Options exercised:
         1997                                       849,144             $10.70 - $11.76
         1996                                       347,814             $10.70 - $23.82
         1995                                     1,042,798             $10.70 - $23.82
        Options canceled or expired:
         1997                                       204,926             $10.70 - $26.48
         1996                                        10,848             $10.70 - $23.82
         1995                                       185,941             $10.70 - $27.14
      =====================================================================================================================

      * Consists solely of options issued under the SIP.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


THE EQUITY PARTNERSHIP PLAN (THE "EPP") The EPP, which began in 1990, was amended for 1996 and future awards. Under the original EPP, qualifying employees ("participants") received a portion of their compensation in the form of common stock, the payment of which is deferred for five years. The stock is purchased by the EPP's trustee in the open market as well as from participants upon distribution in order to satisfy their income tax withholding liabilities. The portion of each participant's compensation paid in stock is fixed in relation to total compensation, and for 1995 and prior years reached a maximum of 50% of total compensation. Participants received the shares for 1995 and prior years with an incentive of 17.65%, whereby the Company makes an additional contribution to participants' accounts of 17.65% of their compensation deferred into the EPP.

The amendments for 1996 and future awards included: an increase in the award incentive from 17.65% to 25%, a reduction in the deferral period from five years to three years, and the introduction of additional forfeiture provisions on both the award and the incentive. The award is forfeited if the participant's employment is terminated for cause (no change from prior EPP). The award is subject to forfeiture provisions if the participant leaves the Company to join a competitor within three years after the award date. If a participant leaves the Company other than by virtue of death, disability, retirement or as the result of a downsizing during the three years following the award, the entire 25% award incentive will be forfeited. The EPP, as amended, also includes revisions to the participation schedule which reduce the portion of participants' compensation subject to the EPP (participation reaches a maximum of $1.5 million) and increase the minimum level of annual compensation required for participation to $360,000.

Total purchases of shares by the EPP totaled $192 million (4.8 million shares) in 1997, $153 million (6.1 million shares) in 1996 and $76 million (3.6 million shares) in 1995. Stock awarded under the EPP totaled $191 million (5.4 million shares), $147 million (6.1 million shares) and $98 million (4.6 million shares) in 1997, 1996 and 1995, respectively. These amounts are included as a component of compensation expense. The net asset related to the EPP, which represents the cost of the unawarded shares held by the EPP less Salomon's liability related to the EPP, payable in common stock, is included in "Other assets."

In December 1997, restrictions on transferability were lifted on 3 million shares (net of withholding tax requirements) awarded by the EPP in 1992. Employees of certain subsidiaries of Salomon do not participate in the EPP or are unable to participate in the EPP but instead receive stock appreciation rights subject to the same terms as shares awarded under the EPP.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SMITH BARNEY PREDECESSOR PLANS


RETIREMENT PLANS

Smith Barney participates in a noncontributory defined benefit pension plan with Travelers Group Inc. that covers substantially all of its U.S. employees. Separate plans are maintained to cover non-U.S. employees. These plans resulted in expenses of $26 million, $21 million and $45 million in 1997, 1996 and 1995, respectively.

Smith Barney, through Travelers Group Inc., has a defined contribution employee savings plan covering substantially all U.S. employees. The costs relating to this plan were $1 million, $15 million and $20 million in 1997, 1996 and 1995, respectively.


HEALTH CARE AND LIFE INSURANCE

Smith Barney provides certain health care and life insurance benefits for its active employees, qualifying retired U.S. employees and certain non-U.S. employees who reach the retirement criteria specified by the various plans. At December 31, 1997, there were approximately 27,200 active and 600 retired employees eligible for such benefits.

Expenses recorded for health care and life insurance benefits from continuing operations were $85 million, $77 million, and $86 million in 1997, 1996 and 1995, respectively.

Smith Barney provides for the cost of postemployment and postretirement benefits other than pensions over the service periods of eligible employees, primarily related to disability and severance-related costs. During 1997, 1996 and 1995, expenses for these benefits totaled $13 million, $13 million and $10 million, respectively.


EMPLOYEE INCENTIVE PLANS

Smith Barney participates in a stock option plan sponsored by Travelers Group Inc. that provides for the granting of stock options in Travelers Group Inc. common stock to officers and key employees. The Company applies APB 25 and related interpretations in accounting for stock options. Since stock options are issued at fair market value on the date of award, no compensation cost has been recognized for these awards. As permitted by SFAS 123, the Company continues to account for such compensation under APB 25, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options. Had the Company applied SFAS 123 in accounting for stock options, net income would have been reduced by $36 million and $14 million in 1997 and 1996, respectively.

Smith Barney has various incentive plans under which stock of Travelers Group Inc. is purchased for subsequent distribution to employees, subject to vesting requirements. These plans resulted in expenses of $253 million, $171 million and $143 million for the years ended December 31, 1997, 1996 and 1995, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.      INCOME TAXES

The components of income taxes from continuing operations reflected on the consolidated statements of income are:

        Dollars in millions
        Year Ended December 31,                                    1997          1996         1995
        ----------------------------------------------------------------------------------------------
        Current tax provision/(benefit):
           U.S. federal                                          $  817        $1,097       $  533
           State and local                                          250           322          183
           Non-U.S.                                                 283           (13)         341
        ----------------------------------------------------------------------------------------------
            Total current tax provision                           1,350         1,406        1,057
        ----------------------------------------------------------------------------------------------
        Deferred tax provision/(benefit):
           U.S. federal                                            (424)         (205)        (148)
           State and local                                         (142)          (68)         (65)
           Non-U.S.                                                (109)           66         (132)
        ----------------------------------------------------------------------------------------------
            Total deferred tax benefit                             (675)         (207)        (345)
        ----------------------------------------------------------------------------------------------
        Provision for income taxes                               $  675        $1,199       $  712
        ==============================================================================================


Under SFAS 109, Accounting for Income Taxes, temporary differences between recorded amounts and the tax bases of assets and liabilities are accounted for at current income tax rates.

At December 31, 1997 and December 31, 1996, respectively, the Company's consolidated statements of financial condition included net deferred tax assets from continuing operations of $844 million and $217 million, comprised of the following:

     ----------------------------------------------------------------------------------------------------------
     Dollars in millions
     Year Ended December 31,                                                              1997          1996
     ----------------------------------------------------------------------------------------------------------
     Deferred tax assets:
         Employee benefits and deferred compensation                                    $1,087        $  847
         Lease obligations and fixed assets                                                214             -
         Other deferred tax assets                                                         292           244
     ----------------------------------------------------------------------------------------------------------
     Total deferred tax assets                                                           1,593         1,091
     ----------------------------------------------------------------------------------------------------------

     Deferred tax liabilities:
         Intangible assets                                                                (323)         (329)
         Mark-to-market adjustments                                                       (140)         (287)
         Cumulative translation adjustments                                                (91)         (114)
         U.S. taxes provided on the undistributed earnings of non-U.S.
            subsidiaries                                                                  (119)          (84)
         Lease obligations and fixed assets                                                  -           (23)
         Other deferred tax liabilities                                                    (76)          (37)
     ----------------------------------------------------------------------------------------------------------
     Total deferred tax liabilities                                                       (749)         (874)
     ----------------------------------------------------------------------------------------------------------
     Net deferred tax asset                                                             $  844        $  217
     ==========================================================================================================

The Company had no deferred tax valuation allowance at December 31, 1997 or December 31, 1996.

Tax benefits (liabilities) allocated directly to stockholder's equity for the years ended December 31, 1997, 1996 and 1995 were $64 million, $(4) million and $2 million, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company paid taxes, net of refunds, of $918 million, $1,696 million and $710 million in 1997, 1996 and 1995, respectively. Of these respective amounts, Smith Barney paid taxes of $727 million, $596 million and $350 million, the majority of which was paid to Travelers Group Inc. under an income tax allocation agreement. Salomon paid income taxes of $191 million in 1997, $1,100 million in 1996 and $360 million in 1995. These amounts include estimated tax payments during the current tax year as well as cash settlements relating to prior tax years. Salomon Inc and its wholly owned domestic subsidiaries filed their own consolidated U.S. federal income tax return prior to the Merger.

The Company provides income taxes on the undistributed earnings of foreign subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 1997, $1.3 billion of the Company's accumulated undistributed earnings was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $376 million would have to be provided if such earnings were remitted to the United States.


The following table reconciles the U.S. federal statutory income tax rate to the Company's effective tax rate from continuing operations:

    ---------------------------------------------------------------------------------------------------------------
       Dollars in millions
       Year Ended December 31,                                              1997          1996          1995
    ---------------------------------------------------------------------------------------------------------------
       Statutory U.S. federal income tax rate for corporations                  35%           35%           35%
        Impact of:
         State and local (net of U.S. federal tax) and foreign taxes             4             6             5
         Tax advantaged income                                                  (3)           (1)           (2)
         Other, net                                                              1            (1)            1
    ---------------------------------------------------------------------------------------------------------------
       Effective tax rate                                                       37%           39%           39%
    ---------------------------------------------------------------------------------------------------------------

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.      PLEDGED ASSETS, COMMITMENTS AND CONTINGENCIES

At December 31, 1997, the approximate market values of securities sold under agreements to repurchase, excluding the impact of FIN 41, or pledged by the Company were:

        --------------------------------------------------------------------------------------------------------
        Dollars in millions
        --------------------------------------------------------------------------------------------------------
        For securities sold under agreements to repurchase                                           $158,209
        As collateral for securities borrowed of approximately equivalent value                        59,139
        As collateral on bank loans                                                                     1,066
        To clearing organizations or segregated under securities laws and regulations                   1,935
        For securities loaned                                                                          14,269
        As collateral for letters of credit                                                             1,043
        Other                                                                                             431
        --------------------------------------------------------------------------------------------------------
        Repurchase agreements and securities pledged                                                 $236,092
        --------------------------------------------------------------------------------------------------------

At December 31, 1997, the Company had $2.7 billion of outstanding letters of credit from banks to satisfy various collateral and margin requirements.


OTHER CONTINGENCIES

The Company has provided a residual value guarantee of $586 million in connection with the lease of the buildings occupied by the Company's executive offices and New York operations.

On July 31, 1993, Smith Barney, along with certain of its affiliates and Travelers Group Inc., acquired the domestic retail brokerage and asset management businesses (the "Shearson Acquisition") of Lehman Brothers Holdings Inc. (then known as Shearson Lehman Brothers Holdings Inc.) and its subsidiaries. In conjunction with the Shearson Acquisition, Smith Barney Inc. has agreed to pay American Express Company additional amounts contingent upon Smith Barney Inc.'s future performance, consisting of up to $50 million per year for three years based upon Smith Barney Inc.'s revenues (1996 was the final year for this portion of the payout) and 10% of its after-tax profits in excess of $250 million per year over a five-year period. Amounts paid under this agreement amounted to $75 million and $110 million in 1997 and 1996, respectively. The contingent consideration is accounted for prospectively, as additional purchase price, and results in amortization over periods of up to 20 years.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.      LEGAL PROCEEDINGS

The Company has been named as a defendant in legal actions relating to its operations, some of which seek damages of material or indeterminate amounts. In addition, from time to time the Company is a party to examinations and inquiries by various regulatory and self-regulatory bodies. In connection with its discontinued commodities processing operations, the Company and certain of its subsidiaries are subject to claims asserted by the U.S. Environmental Protection Agency, certain state agencies and private parties in connection with environmental matters. Management of the Company, after consultation with outside legal counsel, believes that the ultimate resolution of legal proceedings and environmental matters (net of applicable reserves) will not have a material adverse effect on the Company's financial condition; however, such resolution could have a material adverse impact on operating results in future periods depending in part on the results for such periods.

NOTE 15. FINANCIAL INSTRUMENTS, COMMODITIES AND CONTRACTUAL COMMITMENTS AND RELATED RISKS

The Company and its subsidiaries enter into a variety of contractual commitments, such as swaps, cap and floor agreements, swap options, futures contracts, forward currency contracts, forward purchase and sale agreements, option contracts and warrants. These transactions generally require future settlement, and are either executed on an exchange or traded as OTC instruments. Contractual commitments have widely varying terms, and durations that range from a few days to a number of years depending on the instrument.

Interest rate swaps are OTC instruments where two counterparties agree to exchange periodic interest payment streams calculated on a predetermined notional principal amount. The most common interest rate swaps generally involve one party paying a fixed interest rate and the other party paying a variable rate. Other types of swaps include basis swaps, cross-currency swaps, equity swaps and commodity swaps. Basis swaps consist of both parties paying variable interest streams based on different reference rates. Cross-currency swaps involve the exchange of coupon payments in one currency for coupon payments in another currency. An equity swap is an agreement to exchange cash flows on a notional amount based on changes in the values of a referenced index, such as the Standard & Poor's 500 Index. Commodity swaps involve the exchange of a fixed price of a commodity for a floating price, which is usually the prevailing spot price, throughout the swap term. The most common commodity swaps are petroleum-based; other types are based on metals or soft commodities.

Caps are contractual commitments that require the writer to pay the purchaser an excess amount, if the reference rate exceeds a contractual rate at specified times during the contract. Likewise, a floor is a contractual commitment that requires the writer to pay an excess amount, if any, of a contractual rate over a reference rate at specified times over the life of the contract. Swap options are OTC contracts that entitle the holder to either enter into an interest rate swap at a future date or to cancel an existing swap at a future date.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Futures contracts are exchange-traded contractual commitments to either receive (purchase) or deliver (sell) a standard amount or value of a commodity or financial instrument at a specified future date and price (or, with respect to futures contracts on indices, the net cash amount). Maintaining a futures contract will typically require the Company to deposit with the futures exchange (or other financial intermediary), as security for its obligations, an amount of cash or other specified asset ("initial margin") that typically ranges from 1% to 10% of the face amount of the contract (but may be higher in some circumstances). Additional cash or assets ("variation margin") may be required to be deposited daily as the mark-to-market value of the futures contract fluctuates. Futures contracts may be settled by physical delivery of the underlying asset or cash settlement (for index futures) on the settlement date, or by entering into an offsetting futures contract with the futures exchange prior to the settlement date. Forward contracts are OTC contractual commitments to purchase or sell a specified amount of foreign currency, financial instruments, or commodities at a future date at a predetermined price. The notional amount for forward settling securities transactions represents the amount of cash that will be paid or received by the counterparties when the transaction settles. Upon settlement, the security is reflected on the statement of financial condition as either long or short inventory.

Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a currency, financial instrument or commodity at a predetermined price. In return for this right, the purchaser pays a premium to the seller (or writer) of the option. Option contracts also exist for various indices and are similar to options on a security or other instruments except that, rather than settling by physical delivery of the underlying instrument, they are settled in cash. Options on futures contracts give the purchaser the right, in return for the premium paid, to assume a position in a futures contract. Warrants have characteristics similar to those of options whereby the buyer has the right, but not the obligation, to purchase a certain instrument at a specific future date and price. The seller (or writer) of the option/warrant is subject to the risk of an unfavorable change in the underlying financial instrument, commodity, or currency. The purchaser is subject to market risk to the extent of the premium paid and credit risk. The Company is obligated to post margin for options on futures. Option contracts may be either exchange-traded or OTC. Exchange-traded options issued by certain regulated intermediaries, such as the Options Clearing Corporation, are the obligations of the issuing intermediary. In contrast to such options, which generally have standardized terms and performance mechanics, all of the terms of an OTC option, including the method of settlement, term, exercise price, premium, guarantees and security, are determined by negotiation of the parties, and there is no intermediary between the parties to assume the risks of performance. The Company issues warrants that entitle holders to cash settlements on exercise based upon movements in market prices of specific financial instruments and commodities, foreign exchange rates and equity indices.

The Company sells various financial instruments that have not been purchased ("short sales"). In order to sell them short, the Company borrows these securities, or receives the securities as collateral in conjunction with short-term financing agreements and, at a later date, must deliver (i.e. replace) like or substantially the same financial instruments or commodities to the parties from which they were originally borrowed. The Company is exposed to market risk for short sales. If the market value of an instrument sold short increases, the Company's obligation, reflected as a liability, would increase and revenues from principal transactions would be reduced.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The way in which the Company accounts for and presents contractual commitments in its financial statements depends on both the type and purpose of the contractual commitment held or issued. As discussed in Note 2 to the consolidated financial statements, the Company records all derivatives used for trading purposes, including those used to hedge trading positions, at market or fair value. Consequently, changes in the amounts recorded in the Company's consolidated statements of financial condition resulting from movements in market or fair value are included in "Principal transactions" in the period in which they occur. The accounting and reporting treatment of derivatives used for non-trading purposes varies, depending on the nature of exposure being hedged (see Note 2 to the consolidated financial statements).

Contractual commitments and short sales risk may expose the Company to both market risk and credit risk in excess of the amount recorded on the consolidated statements of financial condition. These off-balance sheet risks are discussed in more detail below.

MARKET RISK Market risk is the potential loss the Company may incur as a result of changes in the market or fair value of a particular financial instrument, commodity or contractual commitment. All financial instruments, commodities and contractual commitments, including short sales, are subject to market risk. The Company's exposure to market risk is determined by a number of factors, including the size, duration, composition and diversification of positions held, the absolute and relative levels of interest rates and foreign currency exchange rates, as well as market volatility and illiquidity. For instruments such as options and warrants, the time period during which the options or warrants may be exercised and the relationship between the current market price of the underlying instrument and the option's or warrant's contractual strike or exercise price also affect the level of market risk. The most significant factor influencing the overall level of market risk to which the Company is exposed is its use of hedging techniques to mitigate such risk. The Company manages market risk by setting risk limits and monitoring the effectiveness of its hedging policies and strategies.

SFAS 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and SFAS 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, require the disclosure of the notional amounts of derivative financial instruments, distinguishing between those used for trading purposes and those used for purposes other than trading. The determination of notional amounts does not consider any of the market risk factors discussed above. Notional amounts are indicative only of the volume of activity and are not a measure of market risk. Market risk is influenced by the nature of the items that comprise a particular category of financial instrument. Market risk is also influenced by the relationship among the various off-balance sheet categories as well as the relationship between off-balance sheet items and items recorded in the Company's consolidated statements of financial condition. For all of these reasons, the interpretation of notional amounts as a measure of market risk could be materially misleading.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of contractual commitments as of December 31, 1997 and 1996 is as follows:

                                                                      December 31, 1997                  December 31, 1996
                                                                --------------------------------  --------------------------------
                                                                             Current Market or              Current Market or
                                                                               Fair Value                      Fair Value
                                                                Notional    --------------------  Notional  ----------------------
Dollars in billions                                              Amounts    Assets   Liabilities   Amounts  Assets  Liabilities
----------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                                        $   940.5    $   -     $   -      $ 530.9    $   -    $   -
   Other exchange-issued products:
     Equity contracts                                                10.6        .2        .4        13.1        .1       .2
     Fixed income contracts                                         138.1        -         -         61.2        -        -
     Physical commodities contracts                                   3.5        -         -          5.0        -        -
----------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                                    1,092.7        .2        .4       610.2        .1       .2
----------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps and floors:
   Swaps                                                          1,345.9                           858.3
   Swap options written                                              38.6                            10.8
   Swap options purchased                                            48.8                            24.1
   Caps and floors                                                  161.4                           117.1
----------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps and floors (b)                1,594.7       5.8       6.7     1,010.3      4.2      6.6
----------------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
   Forward currency contracts (b)                                   115.4       1.0       1.0        96.3       .7       .6
   Options written                                                   41.3        -         .6        37.1       -        .3
   Options purchased                                                 37.7       .6        -          38.7       .5       -
----------------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options                    194.4       1.6       1.6       172.1      1.2       .9
----------------------------------------------------------------------------------------------------------------------------------
Other contractual commitments:
   Options and warrants on equities and equity indices               54.8       1.8       2.7        45.8      1.1      1.8
   Options and forward contracts on fixed income
      securities                                                    343.4        .3        .1       202.8       .3       .2
   Physical commodities contracts                                    14.3        .4        .2        22.6       .3       .3
----------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                                    $3,294.3    $ 10.1    $ 11.7    $2,063.8   $  7.2   $ 10.0
==================================================================================================================================


      (a) Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the consolidated statements of financial condition.

      (b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $17.6 billion and $ 4.1 billion at December 31, 1997 and $16.0 billion and $2.0 billion at December 31, 1996, respectively.

The annual average balances of the Company's contractual commitments, based on month-end balances, are as follows:

                                                                1997                            1996
                                                     ----------------------------     ----------------------------
                                                        Average       Average            Average       Average
       Dollars in billions                              Assets      Liabilities          Assets      Liabilities
       -----------------------------------------------------------------------------------------------------------
       Swaps, swap options, caps and floors               $4.4         $ 6.2               $3.6          $5.5
       Index and equity contracts and options              1.9           2.9                1.5           1.4
       Foreign exchange contracts and options              1.5           1.4                1.0           1.0
       Physical commodities contracts                       .3            .2                 .4            .3
       Forward contracts on fixed income securities         .4            .3                 .3            .4
       -----------------------------------------------------------------------------------------------------------
       Total contractual commitments                      $8.5         $11.0               $6.8          $8.6
       ===========================================================================================================

CREDIT RISK The Company regularly transacts business with, and owns securities issued by, a broad range of corporations, governments, international organizations, central banks and other financial institutions. Phibro regularly transacts business with independent and government-owned oil producers, a wide variety of end users, trading companies and financial institutions. Credit risk is measured by the loss the Company would record if its counterparties failed to perform pursuant to the terms of their contractual obligations and the value of collateral held, if any, was not adequate to cover such losses. The Company has established controls to monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses master netting agreements whenever possible to mitigate the Company's exposure to counterparty credit risk. Master netting agreements enable the Company to net certain assets and liabilities by counterparty. The Company also nets across product lines and against cash collateral, provided such provisions are established in the master netting and

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


cash collateral agreements. The Company may require counterparties to submit additional collateral when deemed necessary.

The Company enters into collateralized financing agreements in which it extends short-term credit, primarily to major financial institutions. The Company controls access to the collateral pledged by the counterparties, which consists largely of securities issued by the G-7 governments or their agencies that may be liquidated in the event of counterparty default.

In addition, margin levels are monitored daily and additional collateral must be deposited as required. If customers cannot meet collateral requirements, the Company will liquidate sufficient underlying financial instruments to bring the account in compliance with the required margin level.

CONCENTRATIONS OF CREDIT RISK Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of issuers or counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. The Company monitors credit risk on both an individual and group counterparty basis. The Company's largest single concentration of credit risk is with securities issued by the U.S. government and its agencies, which totaled $52.1 billion at December 31, 1997 and $52.0 billion at December 31, 1996. With the addition of U.S. government and U.S. government agency securities pledged as collateral by counterparties in connection with collateralized financing activity, the Company's total holdings of U.S. government securities were $132.8 billion or 41% of the Company's total assets at December 31, 1997 and $110.7 billion or 42% of the Company's total assets at December 31, 1996. Similarly, concentrations with non-U.S. governments totaled $103.5 billion at December 31, 1997 and $75.1 billion at December 31, 1996. These consist predominantly of securities issued by the governments of major industrial nations. Remaining concentrations arise principally from contractual commitments with counterparties in financial or commodities transactions involving future settlement and fixed income securities owned. Excluding governments, no concentration with a single counterparty exceeded 1% of total assets at December 31, 1997 or 1996. North America and Europe represent the largest geographic concentrations. Among industries, other major derivatives dealers represent the largest group of counterparties. The Company has two years remaining on a three-year credit support agreement with Genesis Energy, L.P., pursuant to which it provides Genesis with working capital support of up to $400 million in 1998 and $300 million until December 31, 1999.

NOTE 16.      FAIR VALUE INFORMATION

SFAS 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments. The following information is presented to help users gain an understanding of the relationship between the amounts reported in the Company's financial statements and the related market or fair values. Specific accounting policies are discussed in
Note 2 to the consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 1997, $272 billion or 98% of the Company's total assets and $253 billion or 94% of the Company's total liabilities were carried at market value or fair value or at amounts that approximate such values. At December 31, 1996, $242 billion or 98% of the Company's total assets and $226 billion or 95% of the Company's total liabilities were carried at either market or fair values or at amounts that approximate such values. Financial instruments recorded at market or fair value include cash and cash equivalents, financial instruments, commodities and contractual commitments used for trading purposes.

Financial instruments recorded at contractual amounts that approximate market or fair value include collateralized short-term financing agreements, receivables, commercial paper and other short-term borrowings, payables and accrued liabilities, and variable rate term debt. The market values of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of many of these instruments and/or their variable interest rates.

The following table reflects financial instruments which are recorded at contractual or historical amounts that do not necessarily approximate market or fair value.

Such instruments include U.S. dollar denominated collateralized mortgage obligations ("CMOs") and the assets securing U.S. dollar denominated CMOs, the Company's fixed rate term debt, as well as the fair value of derivative instruments that are used for non-trading, or end user, purposes.

Dollars in billions
--------------------------------------------------------------------------------------------------------------------------
December 31,                                                       1997                              1996
                                                      ---------------------------------  ---------------------------------
                                                          Assets          Liabilities        Assets        Liabilities
                                                      ---------------   ---------------  ---------------   ---------------
                                                      Carrying   Fair   Carrying   Fair  Carrying   Fair   Carrying   Fair
                                                       Value    Value    Value    Value    Value   Value   Value     Value
--------------------------------------------------------------------------------------------------------------------------
Financial instruments recorded at contractual
amounts or historical amounts that do not
necessarily approximate market or fair value:
   Assets securing U.S. dollar denominated CMOs
     (fixed rate)                                       $.2      $.3                       $.4     $.5
   U.S. dollar denominated CMOs (fixed rate)                            $  .2    $  .2                     $  .4    $  .4
   Fixed rate term debt                                                  15.0     15.3                      11.7     12.0
==========================================================================================================================
Derivatives used for non-trading purposes               $--      $.5    $  --    $  .2     $--     $.5     $  --    $  .2
==========================================================================================================================

The fair value of fixed rate term debt has been estimated by using a discounted cash flow analysis. The Company's U.S. dollar denominated fixed rate CMOs and assets securing U.S. dollar denominated fixed rate CMOs are carried at their contractual amounts. At December 31, 1997 and 1996, prevailing interest rates and prepayments resulted in the fair value of the liabilities associated with such CMOs exceeding their carrying amount. The fair value of assets securing the dollar denominated CMOs also exceeded their carrying value at December 31, 1997 and 1996. CMOs and the assets that secure them should not be viewed independently. Taken together, the fair value of the Company's dollar denominated CMOs and the assets securing them is the present value of the difference between future cash inflows from the CMO collateral and cash outflows to service the CMOs. This difference was nominal at December 31, 1997 and 1996.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.      RELATED PARTY TRANSACTIONS

The Company has entered into various related party transactions with Travelers Group Inc. Other than the transactions disclosed in the consolidated financial statements and elsewhere in the notes, the amounts are immaterial for the years ended and at December 31, 1997, 1996 and 1995.

NOTE 18.      OTHER EVENTS

In 1996, the Company sold its indirect wholly owned subsidiary, The Mortgage Corporation Limited ("TMC"), resulting in an after-tax gain of $31 million ($48 million pre-tax). TMC originated and serviced residential mortgages in the United Kingdom.

NOTE 19.      PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The following are condensed financial statements of Salomon Smith Barney Holdings Inc.

(Parent Company Only):

         PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

       Dollars in millions
       Year Ended December 31,                                               1997         1996        1995
       ------------------------------------------------------------------------------------------------------
       Revenues, net of interest expense                                   $  213       $  126      $  299
       Loss on sale of Basis Petroleum                                          -         (505)          -
       Restructuring charge                                                   180            -           -
       Noninterest expenses                                                   154          117         243
       ------------------------------------------------------------------------------------------------------
       Income (loss) before income taxes                                     (121)        (496)         56
       Provision/ (benefit) for income taxes                                  (57)        (225)         20
       Equity in earnings of subsidiaries                                   1,209        1,771       1,016
       ------------------------------------------------------------------------------------------------------
       Net income                                                          $1,145       $1,500      $1,052
       ======================================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PARENT COMPANY ONLY CONDENSED STATEMENTS OF FINANCIAL CONDITION

Dollars in millions
---------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                          1997                            1996
---------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                                           $     -                         $      3
Financial instruments and contractual commitments                                        258                             111
Receivables                                                                              280                             172
Receivables from subsidiaries: (1)
    Salomon Brothers Holding Company Inc                             $20,602                           $14,332
    Smith Barney Inc.                                                  7,349                             2,236
    Other subsidiaries                                                 1,320                             1,703
                                                                     -------                           -------
                                                                                      29,271                          18,271
Investments in subsidiaries:
    Salomon Brothers Holding Company Inc                               4,027                             4,018
    Smith Barney Inc.                                                  2,853                             2,484
    Other subsidiaries                                                   361                               358
                                                                     -------                           -------
                                                                                       7,241                           6,860
Property, equipment and leasehold improvements, net                                      238                             252
Other assets                                                                           1,054                             635
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 38,342                        $ 26,304
=================================================================================================================================

Liabilities and stockholder's equity:
Commercial paper and other short-term borrowings                                    $  8,723                        $  2,120
Financial instruments sold, not yet purchased and
   contractual commitments                                                               644                             543
Other liabilities                                                                      2,320                           1,402
Term debt                                                                             17,781                          13,848
Subordinated debt payable to SI Financing Trust I                                        356                             356
                                                                                    --------                        --------
Total liabilities                                                                     29,824                          18,269
Redeemable preferred stock, Series A                                                       -                             420
Stockholder's equity                                                                   8,518                           7,615
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                          $ 38,342                        $ 26,304
=================================================================================================================================

(1) Includes $3.1 billion and $4.0 billion of subordinated note receivables at December 31, 1997 and December 31, 1996, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

Dollars in millions
Year ended December 31,                                                       1997       1996        1995
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of term debt                                                 $  7,984     $ 4,659     $ 3,504
   Term debt maturities and repurchases                                    (3,955)     (4,180)     (5,306)
   Net (increase) decrease in commercial paper and other short-term
     borrowings                                                             6,603         229        (570)
   Redemption of preferred stock                                             --          (112)       (140)
   Issuance of preferred stock                                               --           250        --
   Other capital transactions                                                 (95)        (45)         13
   Dividends paid                                                            (604)       (820)       (436)
--------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                             9,933         (19)     (2,935)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   (Increase) decrease in receivables from subsidiaries                   (11,356)     (3,290)      2,260
   Dividends received from subsidiaries                                       834       2,359         564
   Capital infusions and other capital transactions with subsidiaries         (69)       (174)       (135)
   Purchases of property, equipment and leasehold improvements                 (9)         (3)         (4)
   Proceeds from sale of Basis Petroleum                                      365        --          --
--------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                           (10,235)     (1,108)      2,685
--------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                         299       1,116         257
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                               (3)        (11)          7
Cash and cash equivalents at beginning of year                                  3          14           7
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $      0     $     3     $    14
==============================================================================================================

BASIS OF PRESENTATION

The accompanying condensed financial statements, which include the accounts of Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc., should be read in conjunction with the consolidated financial statements of SSBH and its subsidiaries. On January 1, 1996, the commodities dealer businesses conducted by the Phibro Division of SSBH (Parent Company Only) was transferred to the Company's wholly owned subsidiary, Phibro Inc. Therefore, 1996 and 1997 results for Phibro, including activities previously conducted by the Phibro Division, are included in equity in earnings of subsidiaries and affiliates in the Parent Company Only condensed statement of income.

Investments in subsidiaries are accounted for under the equity method. For information regarding the Company's term debt see Note 7 of the consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RELATED PARTY TRANSACTIONS

SSBH engages in various transactions with its subsidiaries that are characteristic of a consolidated group under common control. As a public debt issuer, SSBH has access to long-term sources of funds that are loaned from SSBH to certain of its subsidiaries. Such intercompany advances are payable on demand and bear interest at varying rates.

                       SALOMON SMITH BARNEY HOLDINGS INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)


Quarterly results for the year ended December 31, 1997 were as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter Ended
Dollars in millions                                               March 31         June 30       September 30      December 31
--------------------------------------------------------------------------------------------------------------------------------
Noninterest revenues                                              $ 2,379          $ 2,294          $ 2,659          $ 2,102
Net interest and dividends                                            322              430              366              395
--------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                   2,701            2,724            3,025            2,497
Expenses, excluding interest                                        2,023            1,985            2,197            2,922
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
   income taxes                                                       678              739              828             (425)
Provision/(benefit) for income taxes                                  267              288              321             (201)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $   411          $   451          $   507          $  (224)
================================================================================================================================


Quarterly results for the year ended December 31, 1996 were as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter Ended
Dollars in millions                                               March 31         June 30        September 30     December 31
--------------------------------------------------------------------------------------------------------------------------------
Noninterest revenues                                              $ 2,457          $ 2,443          $ 1,986          $ 2,294
Net interest and dividends                                            400              402              340              346
--------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                   2,857            2,845            2,326            2,640
--------------------------------------------------------------------------------------------------------------------------------
Expenses, excluding interest                                        1,976            1,973            1,802            1,901
Gain on sale of subsidiaries and affiliates                             -                -               48                -
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                 881              872              572              739
Provision for income taxes                                            348              345              225              281
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                 $   533          $   527          $   347          $   458
================================================================================================================================
Net income                                                        $   499          $   520          $   319          $   162
================================================================================================================================

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------
3.01        Amended and Restated Certificate of Incorporation of Salomon Smith
            Barney Holdings Inc. (the "Company"), effective December 1, 1997, incorporated by reference to Exhibit 4(a) to Amendment No. 2 to the
            Company's Registration Statement on Form S-3 (No. 333-38931).

3.02 By-Laws of the Company, incorporated by reference to Exhibit 4(b) to Amendment No. 2 to the Company's Registration Statement on Form S-3
            (No. 333-38931).

10.01       Amended and Restated Lease dated as of December 30, 1994 between
            State Street Bank and Trust Company of Connecticut, National
            Association, as Trustee (Lessor), and Smith Barney Inc., Mutual
            Management Corp., Smith Barney Mutual Funds Management Inc. and The
            Travelers Inc., as tenants in common (Lessee), incorporated by reference to Exhibit 10.03 to the Annual Report on Form 10-K of Smith Barney Holdings Inc. for the fiscal year ended December
            31,1994.

10.02       Lease dated November 23, 1988 between 7 World Trade Company and
            Salomon Inc, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1991.

12.01+      Computation of ratio of earnings to fixed charges.

21.01 Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

23.01+      Consent of Coopers & Lybrand L.L.P.

23.02+      Consent of Arthur Andersen LLP.

24.01+      Powers of Attorney of certain directors of the Company.

27.01+      Financial Data Schedule.

27.02+      Restated Financial Data Schedule -- 1996 and 1995

99.01+      Independent Auditors' Report.



--------------------

+        Filed herewith.