Form 10-Q
period 1998-03-31
SALOMON SMITH BARNEY HOLDINGS INC
filed 1998-05-13
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___


                         Commission file number 1-4346


                       SALOMON SMITH BARNEY HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                  22-1660266
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)


          388 Greenwich Street
           New York, New York                                    10013
          (Address of principal                                (Zip Code)
            executive offices)


       Registrant's telephone number, including area code: (212) 816-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The registrant is a wholly owned subsidiary of Travelers Group Inc. As of the date hereof, 1000 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instructions H 1 (a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format contemplated thereby.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              Index to Condensed Consolidated Financial Statements
                      For the Quarter Ended March 31, 1998

Part I.   Financial Information                                             Page
                                                                            ----
  Item 1. Condensed Consolidated Financial Statements:

          Condensed Consolidated Statements of Income (Unaudited) -
                   Three months ended March 31, 1998 and 1997                 1

          Condensed Consolidated Statements of Financial Condition -
                   March 31, 1998 (Unaudited) and December 31, 1997          2 - 3

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
                   Three months ended March 31, 1998 and 1997                 4

          Notes to Condensed Consolidated Financial Statements (Unaudited)   5 - 10

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       11 - 15


Part II.  Other Information

  Item 1. Legal Proceedings                                                  16

  Item 6. Exhibits and Reports on Form 8-K                                   16


Exhibit Index

Signatures

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

--------------------------------------------------------------------------------
Dollars in millions
Three Months Ended March 31,                                    1998        1997
--------------------------------------------------------------------------------
Revenues:
   Commissions                                                $  795      $  716
   Investment banking                                            628         484
   Principal transactions                                        780         762
   Asset management and administration fees                      498         389
   Other                                                          32          28
--------------------------------------------------------------------------------
Total noninterest revenues                                     2,733       2,379
--------------------------------------------------------------------------------
   Interest and dividends                                      3,318       2,491
   Interest expense                                            2,923       2,169
--------------------------------------------------------------------------------
Net interest and dividends                                       395         322
--------------------------------------------------------------------------------
Revenues, net of interest expense                              3,128       2,701
--------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                   1,722       1,479
   Communications                                                117         121
   Floor brokerage and other production                          110          86
   Occupancy and equipment                                       105         106
   Advertising and market development                             70          62
   Professional services                                          51          41
   Other operating and administrative expenses                   143         128
--------------------------------------------------------------------------------
Total noninterest expenses                                     2,318       2,023
--------------------------------------------------------------------------------
Income before income taxes                                       810         678
Provision for income taxes                                       308         267
--------------------------------------------------------------------------------
Net income                                                    $  502      $  411
================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            March 31,                 December 31,
Dollars in millions                                                                           1998                        1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
Assets:
Cash and cash equivalents                                                                 $   1,667                    $  1,808
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                  2,071                       2,034

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                            $71,246                    $75,802
   Deposits paid for securities borrowed                                       44,690                     33,932
                                                                          ---------------            ---------------
                                                                                            115,936                     109,734

Financial instruments and commodities owned and contractual commitments:
   U.S. government and government agency securities                            50,260                     52,109
   Non-U.S. government and government agency securities                        26,746                     46,502
   Corporate debt securities                                                   15,379                     13,614
   Equity securities                                                            7,392                      6,420
   Contractual commitments                                                     11,380                     10,120
   Mortgage loans and collateralized mortgage securities                        4,664                      3,103
   Other financial instruments                                                  7,418                      6,590
   Commodities                                                                  1,328                      1,274
                                                                          ---------------            ---------------
                                                                                            124,567                     139,732
Receivables:
   Receivable for securities provided as collateral                            25,884                          -
   Customers                                                                   11,964                     12,415
   Brokers, dealers and clearing organizations                                  3,455                      3,212
   Other                                                                        2,679                      2,387
                                                                          ---------------            ---------------
                                                                                             43,982                      18,014

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $918 and
  $884, respectively                                                                          1,014                         986

Other assets                                                                                  4,586                       4,312
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                               $293,823                    $276,620
====================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,                   December 31,
Dollars in millions                                                                        1998                          1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper                                                                        $ 13,182                        $  7,110
Other short-term borrowings                                                                5,013                           4,354

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                         $105,172                      $113,593
   Deposits received for securities loaned                                  11,195                         5,978
                                                                       --------------                --------------
                                                                                         116,367                         119,571
Financial instruments and commodities sold, not
  yet purchased, and contractual commitments:
   U.S. government and government agency securities                         28,621                        33,970
   Non-U.S. government and government agency securities                     17,247                        45,166
   Contractual commitments                                                  12,961                        11,688
   Equity securities                                                         4,278                         3,462
   Corporate debt securities and other                                       2,070                         1,880
                                                                       --------------                --------------
                                                                                          65,177                          96,166
Payables and accrued liabilities:
   Obligation to return securities received as collateral                   44,705                             -
   Customers                                                                 8,658                         9,791
   Brokers, dealers and clearing organizations                               3,261                         2,972
   Other                                                                     8,458                         8,719
                                                                       --------------                --------------
                                                                                          65,082                          21,482
Term debt                                                                                 19,383                          19,074
                                                                                     --------------                -----------------
Total liabilities                                                                        284,204                         267,757

Guaranteed preferred beneficial interests in Company
   subordinated debt securities                                                              345                             345

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt
  securities of the Company                                                                  400                               -

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                           -                             -
   Additional paid-in capital                                                1,576                         1,574
   Retained earnings                                                         7,294                         6,943
   Cumulative translation adjustments                                            4                             1
                                                                       --------------                --------------
Total stockholder's equity                                                                 8,874                           8,518
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                              $293,823                        $276,620
====================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------
Dollars in millions
Three Months Ended March 31,                                                          1998        1997
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income adjusted for noncash items -
 Net income                                                                       $    502    $    411
 Depreciation and amortization                                                          78          75
------------------------------------------------------------------------------------------------------
 Cash items included in net income                                                     580         486
------------------------------------------------------------------------------------------------------
(Increase) decrease in operating assets -
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                               (37)         (9)
 Collateralized short-term financing agreements                                     (6,202)    (14,669)
 Financial instruments and commodities owned and contractual commitments            15,166      (5,724)
 Receivables                                                                       (26,044)        (80)
 Other assets                                                                         (198)       (469)
------------------------------------------------------------------------------------------------------
 Increase in operating assets                                                      (17,315)    (20,951)
------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
 Collateralized short-term financing agreements                                     (3,204)     14,669
 Financial instruments and commodities sold, not yet purchased, and contractual
   commitments                                                                     (30,988)      3,367
 Payables and accrued liabilities                                                   43,680      (1,262)
------------------------------------------------------------------------------------------------------
 Increase in operating liabilities                                                   9,488      16,774
------------------------------------------------------------------------------------------------------
Cash used in operating activities                                                   (7,247)     (3,691)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Increase (decrease) in commercial paper and other short-term
    borrowings                                                                       6,731       2,304
 Proceeds from issuance of term debt                                                 1,463       2,511
 Term debt maturities and repurchases                                               (1,278)       (980)
 Collateralized mortgage obligations                                                   (55)        (17)
 Issuance of trust preferred securities                                                400          --
 Dividends paid                                                                       (130)       (134)
 Other capital transactions                                                              3          (2)
------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                                7,134       3,682
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Assets securing collateralized mortgage obligations                                    31          17
 Property, equipment and leasehold improvements                                        (75)        (37)
 Other                                                                                  16          (7)
------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                      (28)        (27)
------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                 (141)        (36)
Cash and cash equivalents at January 1,                                              1,808       1,607
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31,                                            $  1,667    $  1,571
======================================================================================================

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. The Merger
        ----------
      On November 28, 1997, a newly formed wholly owned subsidiary of Travelers Group Inc. ("Travelers") was merged into Salomon Inc ("Salomon") and Salomon became a wholly owned subsidiary of Travelers. Following this merger, Salomon and Smith Barney Holdings Inc. ("Smith Barney") were merged (the "Merger") to form Salomon Smith Barney Holdings Inc. ("SSBH" and, collectively with its subsidiaries, the "Company"). The transaction was treated as a tax free exchange.

      The condensed consolidated statements of income and cash flows for the three months ended March 31, 1997 give retroactive effect to the Merger as a combination of entities under common control in a transaction accounted for in a manner similar to a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Salomon and Smith Barney had always been combined. Certain reclassifications have been made to conform the accounting policies of Salomon and Smith Barney.

      As a result of the Merger, the Company booked a pre-tax restructuring charge of $838 million ($496 million after tax) in the fourth quarter of 1997. Amounts expended to date against this charge relate primarily to severance costs. At March 31, 1998, the reserve balance associated with the restructuring charge was $729 million.

Note 2. Summary of Significant Accounting Policies
        ------------------------------------------
      Basis of Presentation

      The interim condensed consolidated financial statements reflect the accounts of the Company, a wholly owned subsidiary of Travelers. Material intercompany transactions have been eliminated. These interim condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected.

      The interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments, commodities and contractual commitments, may vary from actual results.

      These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      New Accounting Pronouncements

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 127, Deferral of the Effective Date of Certain Provisions of SFAS 125 ("SFAS 127"), which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. Restatement of previously issued financial statements is not allowed. The adoption of SFAS 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial condition related to the recognition of securities provided and received as collateral. At March 31, 1998, the impact of SFAS 127 on the Company's condensed consolidated statement of financial position was an increase to total assets and liabilities of approximately $15 billion. In addition, as a result of SFAS 127, certain inventory positions, primarily "Non-U.S. government and government agency securities," have been reclassified to receivables or payables.

      Effective January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in an annual financial statement with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other changes in stockholder's equity from nonowner sources. The accumulated balance of changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in-capital in the statement of financial position. Cumulative translation adjustments are the only changes in the Company's equity from nonowner sources. The Company's total changes in equity from nonowner sources, net of tax, is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                           1998            1997
                                                           ----            ----

      Net income                                           $502            $411
      Other changes in equity from
         nonowner sources                                     3              (7)
                                                           ----            ----
      Total changes in equity from
         nonowner sources                                  $505            $404
                                                           ====            ====

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not allowed. The Company is currently evaluating the impact of this statement of position.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3. Capital Requirements
        --------------------

      Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:

                                                                                                        Net
                                                                                                        Capital     Excess over
(Dollars in millions)                                                                                   or          Minimum
Subsidiary                                             Jurisdiction                                     Equivalent  Requirements
----------------------------------------------------------------------------------------------------------------------------------
Salomon Brothers Inc                      U.S. Securities and Exchange Commission                        $   997        $931
                                          Uniform Net Capital Rule (Rule 15c3-1)

Smith Barney Inc.                         U.S. Securities and Exchange Commission                        $   971        $756
                                          Uniform Net Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited    United Kingdom's Securities and Futures Authority              $ 4,957        $566

Salomon Smith Barney Japan Limited*       Japan's Ministry of Finance                                    $   681        $291

Salomon Brothers AG                       Germany's Banking Supervisory Authority                        $   375        $107

The Robinson-Humphrey Company, LLC        U.S. Securities and Exchange Commission                        $    76        $ 75
                                          Uniform Net Capital Rule (Rule 15c3-1)

* Prior to April 1, 1998, this entity was known as Salomon Brothers Asia
  Limited.

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At March 31, 1998, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4. Contractual Commitments
        -----------------------
      A summary of the Company's contractual commitments as of March 31, 1998 and December 31, 1997 is as follows:

                                                                 March 31, 1998                         December 31, 1997
                                                       ------------------------------------    ------------------------------------
                                                                      Current Market or                        Current Market or
                                                                         Fair Value                               Fair Value
                                                       Notional    ------------------------    Notional    ------------------------
Dollars in billions                                    Amounts     Assets       Liabilities    Amounts     Assets      Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                                 $987.2       $    -       $    -        $940.5       $   -        $    -
   Other exchange-issued products:
     Equity contracts                                       9.7           .2           .5          10.6          .2            .4
     Fixed income contracts                               225.4           .1           .1         138.1           -             -
     Commodities contracts                                  3.0            -            -           3.5           -             -
-----------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                          1,225.3           .3           .6       1,092.7          .2            .4
-----------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options,
caps and floors:
   Swaps                                                1,524.6                                 1,345.9
   Swap options written                                    48.1                                    38.6
   Swap options purchased                                  57.0                                    48.8
   Caps and floors                                        167.8                                   161.4
-----------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps and floors (b)      1,797.5          6.1          7.0       1,594.7         5.8           6.7
-----------------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
   Forward currency contracts (b)                         140.3          1.2          1.1         115.4         1.0           1.0
   Options written                                         51.7            -           .5          41.3           -            .6
   Options purchased                                       44.8           .6            -          37.7          .6             -
-----------------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options          236.8          1.8          1.6         194.4         1.6           1.6
-----------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity
   indices                                                 64.7          2.7          3.4          54.8         1.8           2.7
   Options and forward contracts on fixed-income
   securities                                             468.6           .2           .2         343.4          .3            .1
   Commodities contracts                                   12.1           .3           .2          14.3          .4            .2
-----------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                          $3,805.0        $11.4        $13.0      $3,294.3       $10.1         $11.7
===================================================================================================================================

(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $16.8 billion and $ 3.5 billion at March 31, 1998 and $17.6 billion and $4.1 billion at December 31, 1997, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 5. Mandatorily Redeemable Preferred Securities of Subsidiary Trusts
        ----------------------------------------------------------------
      The Company has formed two statutory business trusts under the laws of the state of Delaware that exist for the exclusive purposes of (i) issuing trust securities (both common and preferred) representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the trust securities in subordinated debt securities of the Company (in the case of SI Financing Trust I) and junior subordinated deferrable interest debt securities of the Company (in the case of SSBH Capital I); and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debt securities and the related income effects are eliminated in the condensed consolidated financial statements. Distributions on the mandatorily redeemable preferred securities of subsidiary trusts below have been classified as interest expense in the condensed consolidated statement of income. The following table summarizes the financial structure of the Company's subsidiary trusts at March 31, 1998:

------------------------------------------------------------------------------------------------------------------------------
                                                                               SI Financing                   SSBH
                                                                                  Trust I                   Capital I
==============================================================================================================================

Trust Preferred Securities:
   Issuance date                                                                    July 1996               January 1998
   Shares issued                                                                   13,800,000                 16,000,000
   Liquidation preference per share                                                      $ 25                       $ 25
   Liquidation value (in millions)                                                       $345                       $400
   Coupon rate                                                                           9.25%                      7.20%
   Distributions payable                                                            Quarterly                  Quarterly
   Distributions guaranteed by                                                         SSBH                       SSBH

Common shares issued to SSBH                                                          426,800                    494,880

Subordinated Debt Securities:
   Amount owned (in millions)                                                            $356                       $412
   Coupon rate                                                                           9.25%                      7.20%
   Interest payable                                                                 Quarterly                  Quarterly
   Maturity date                                                                June 30, 2026           January 28, 2038
   Redeemable by issuer on or after                                             June 30, 2001           January 28, 2003
==============================================================================================================================

      SI Financing Trust I, a wholly owned subsidiary of the Company, issued TruPS(R) units to the public. Each TruPS(R) unit includes a preferred security of SI Financing Trust I, as shown in the table above, and a purchase contract that requires the holder to purchase, in 2021 (or earlier if the Company elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of Travelers 9.50% Cumulative Preferred Stock, Series L. The Company is obligated under the terms of each purchase contract to pay contract fees of 0.25% per annum.

Note 6. Legal Proceedings
        -----------------
      The Company has been named as a defendant in legal actions relating to its operations, some of which seek damages of material or indeterminate amounts. In addition, from time to time the Company is a party to examinations and inquiries by various regulatory and self-regulatory bodies. In connection with its discontinued commodities processing operations, the Company and certain of its subsidiaries are subject to claims asserted by the U.S. Environmental Protection Agency, certain state agencies and private parties in connection with environmental matters. Management of the Company, after consultation with outside legal counsel, believes that the ultimate resolution of legal proceedings and environmental matters (net of

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      applicable reserves) will not have a material adverse effect on the Company's financial condition; however, such resolution could have a material adverse impact on operating results in future periods depending in part on the results for such periods.

Note 7. Subsequent Event
        ----------------
      On April 6, 1998, Travelers announced that it had entered into a merger agreement with Citicorp. The transaction, which is expected to be completed during the third quarter of 1998, is subject to various regulatory approvals, including approval by the Federal Reserve Board. The transaction is also subject to approval by the stockholders of each of Travelers and Citicorp.

      Upon consummation of the merger, Travelers would be a bank holding company subject to regulation under the Bank Holding Company Act of 1956 (the "BHCA"), the requirements of the Glass-Steagall Act and certain other laws and regulations. Section 20 of the Glass-Steagall Act prohibits a member bank of the Federal Reserve System, such as Citicorp's subsidiary Citibank, N.A., from being affiliated with a company that is engaged principally in underwriting and distributing securities. The Federal Reserve Board has determined that a securities firm that does not generate more than 25% of its gross revenues from underwriting and dealing in certain ineligible securities is not deemed for purposes of the Glass-Steagall Act to be "engaged principally" in securities underwriting and distribution.

      Although the effects of the proposed merger and compliance with the requirements of the BHCA and the Glass-Steagall Act are still under review, the Company does not believe that its compliance with applicable law following the merger involving Travelers and Citicorp will have a material adverse effect on its ability to continue to operate the businesses in which it is presently engaged.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Item 2.

RESULTS OF OPERATIONS

The Company reported net income of $502 million for the three months ended March 31, 1998 (the "1998 Quarter"), an increase of 22% from the $411 million reported for the three months ended March 31, 1997 (the "1997 Quarter"). Revenues, net of interest expense, increased 16% to $3,128 million in the 1998 Quarter compared to $2,701 million in the 1997 Quarter.

Commission revenues increased 11% to $795 million in the 1998 Quarter compared to $716 million in the 1997 Quarter. This increase is a result of strong activity in listed and over-the-counter securities, as well as mutual fund commissions.

Investment banking revenues increased 30% to $628 million in the 1998 Quarter compared to $484 million in the 1997 Quarter. This increase primarily reflects an increase in merger and acquisition advisory fees as well as revenue growth from unit trust, equities, and high yield and investment grade debt underwriting.

Principal transaction revenues increased slightly in the 1998 Quarter to $780 million. Positive results from commodities trading conducted by Phibro Inc. were offset to an extent by a decline in equities.

Asset management and administration fees increased 28% to $498 million in the 1998 Quarter compared to $389 million in the 1997 Quarter as a result of the growth in assets under fee-based management. At March 31, 1998, internally managed assets were $178.3 billion and total fee-based assets under management were $245.4 billion compared to $139.2 billion and $185.9 billion, respectively, at March 31, 1997. For further discussion of the Company's fee-based assets under management refer to the Asset Management Division section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Total assets under fee-based management were composed of the following:

                                                           As of March 31,
                                                           ---------------
(in billions)                                           1998            1997
------------                                        ---------       ---------
Money market funds                                   $  51.6         $  43.9
Mutual funds                                            56.0            40.5
Managed accounts                                        57.4            46.3
                                                    ---------       ---------
     Salomon Smith Barney Asset Management             165.0           130.7

Financial Consultant managed accounts                   13.3             8.5

                                                    ---------       ---------
Total internally managed assets                        178.3           139.2

Consulting Group externally managed assets              67.1            46.7
                                                    ---------       ---------

Total fee-based assets under management               $245.4          $185.9
                                                    =========       =========

Net interest and dividends increased to $395 million for the 1998 Quarter from $322 million in the 1997 Quarter due to a higher level of net interest earning assets.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Total expenses, excluding interest, increased 15% to $2,318 million in the 1998 Quarter from $2,023 million in the 1997 Quarter, principally as a result of higher compensation and other expenses related to increased production. Compensation and benefits expense, as a percentage of net revenues, for the 1998 and 1997 Quarters was 55% and non-compensation expense as a percentage of net revenues was 19% in the 1998 Quarter compared to 20% in the 1997 Quarter. The Company continues to maintain its focus on controlling fixed expenses. The majority of expected future cost savings from the merger of Salomon and Smith Barney are real estate-related. The Company expects to begin to realize these cost savings toward the end of 1998 as space is consolidated.

Asset Management Division

Included in the Company's consolidated results is the following data relating to the Salomon Smith Barney Asset Management Division ("SSBAM"):

(Unaudited)                                                          Three
(in millions)                                                     Months Ended
                                                                    March 31,
                                                                1998        1997
                                                                ----        ----
Revenues:
     Investment advisory, administrative
       and distribution fees                                    $202        $168
     Unit Investment Trust revenues - net                         13           9
     Other                                                        10           9
                                                                ----        ----

         Total revenues                                          225         186
                                                                ----        ----

Expenses:

     Compensation and benefits                                    42          35
     Deferred commission amortization                             35          33
     Other expenses                                               48          45
                                                                ----        ----

         Total expenses                                          125         113
                                                                ----        ----

         Income before income taxes                              100          73

     Provision for income taxes                                   40          29
                                                                ----        ----

Net income                                                      $ 60        $ 44
                                                                ====        ====

SSBAM's net income increased 36% to $60 million in the 1998 Quarter from $44 million in the 1997 Quarter. Total revenues increased 21% to $225 million in the 1998 Quarter. SSBAM's earnings growth reflects continued strength in mutual funds, managed accounts and its share of unit trust revenues, as well as the acquisition of $5.9 billion of Common Sense(R) Trust assets at year-end 1997.

SSBAM's total assets under management reached $165.0 billion in the 1998 Quarter, an increase of 26% from the $130.7 billion reported in the 1997 Quarter. The increase in assets under management consisted of an 18% increase in money market funds, a 38% increase in mutual funds, and a 24% increase in accounts managed for high net worth individuals, pension funds corporations and other institutions. Investment advisory,

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

administration and distribution fees rose 20% to $202 million in the 1998 Quarter as a result of the 26% growth in assets under management since the 1997 Quarter.

In the mutual fund sector, there was a significant increase not only in dollar inflows but also in performance, with the number of Morningstar 4- and 5-star rated funds rising to 23 in the 1998 Quarter, up from 15 in the 1997 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $294 billion at March 31, 1998, up from $277 billion at year-end 1997. Due to the nature of the Company's trading activities, including its matched book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period (see Note 2 to the condensed consolidated financial statements for a discussion of the impact of SFAS 127 on assets and liabilities). A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). The Company's balance sheet is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The Company monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, trust preferred securities, and its equity. Collateralized short-term financing, including repurchase agreements and collateralized loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $173.5 billion at March 31, 1998. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to collateralized financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, uncollateralized bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $17.1 billion at March 31, 1998.

SSBH has committed uncollateralized revolving lines of credit totaling $2.0 billion. In addition, Salomon Brothers Inc ("SBI") has a $2.1 billion committed secured standby bank credit facility for financing securities positions, which enables it to borrow on a secured basis using a variety of financial instruments as collateral. Salomon Brothers International Limited ("SBIL") has a similar committed securities repurchase facility in the amount of $1.0 billion. At March 31, 1998, there were no outstanding borrowings under these facilities. In the second quarter of 1998, SSBH expects to increase the amounts available under its committed uncollateralized revolving lines of credit to $5.0 billion and terminate the facilities for SBI and SBIL. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

The Company's borrowing relationships are with a broad range of banks, financial institutions and other firms

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

from which it draws funds. The volume of the Company's borrowings generally fluctuates in response to changes in the level of the Company's financial instruments, commodities and contractual commitments, customer balances, the amount of reverse repurchase transactions outstanding and securities borrowed transactions. As the Company's activities increase, borrowings generally increase to fund the additional activities. Availability of financing to the Company can vary depending upon market conditions, credit ratings, and the overall availability of credit to the securities industry. The Company seeks to diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that the Company's access to uncollateralized financing is temporarily impaired. The Company's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to uncollateralized funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep its funding options current and in line with market conditions. The management of this plan includes an analysis used to determine the Company's ability to withstand varying levels of stress, which could impact its liquidation horizons and required margins. In addition, the Company monitors leverage and liquidity ratios on a daily basis. The ratio of total assets less securities purchased under agreements to resell to equity (including trust preferred securities) at March 31, 1998 was 23.1x and at December 31, 1997 was 22.7x.

Other

High Yield Portfolio

The Company's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies, unrated securities with market yields comparable to entities rated below "triple B-," as well as sovereign debt issued by certain countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high yield securities exclude the collateralized portion of the Company's holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. The Company's trading portfolio of high yield securities owned is carried at market or fair value and totaled $6.6 billion at March 31, 1998; the largest high yield exposure to one counterparty was $401 million.

Year 2000 and European Economic and Monetary Union

The Company has analyzed the impact of the year 2000 on its systems and processes and is in the process of enhancing and testing its systems to process dates starting with the year 2000. Beginning in early 1999, the Company plans to participate in industry-wide testing coordinated by the Securities Industry Association. In addition, the Company is addressing the technological implications that will result from regulatory and market changes, such as Europe's Economic and Monetary Union.

Forward Looking Statements

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

looking statements involve risks and uncertainties including, but not limited to, the following: the resolution of legal proceedings and environmental matters; SSBH's ability to implement certain contractual arrangements with its lenders; and the possibility that the Company will be unable to achieve anticipated levels of operational efficiencies related to recently acquired companies, as well as achieving its other cost-savings initiatives.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

      For infomation concerning the City of Denver's imposition of a fee relating to a Superfund site, see the description that appears in the tenth and eleventh paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1997 (File No. 1-4346), which description is incorporated by reference herein. A copy of the foregoing description is included as an exhibit to this Form 10-Q. In April 1998, the Court granted Shattuck's motion for a preliminary injunction enjoining Denver from enforcing the ordinance during the pendency of this action.


Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K:

            On January 9, 1998, the Company filed a Current Report on Form 8-K, dated January 7, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 1/4% Notes due January 15, 2005.

            On January 26, 1998, the Company filed a Current Report on Form 8-K, dated January 26, 1998, reporting under Item 5 thereof the results of its operations for the quarter and year ended December 31, 1997, and certain other selected financial data.

            On February 2, 1998, the Company filed a Current Report on Form 8-K, dated January 29, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 1/8% Notes due January 15, 2003.

            On March 3, 1998, the Company filed a Current Report on Form 8-K, dated February 26, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Equity Linked Notes based upon the Dow Jones Industrial Average(SM) Due September 6, 2005.

            No other reports on Form 8-K were filed during the first quarter of 1998; however, on April 17, 1998, the Company filed a Current Report on Form 8-K, dated April 16, 1998, reporting under Item 5 thereof that Travelers, the parent of the Company, had entered into a definitive merger agreement with Citicorp; on April 20, 1998, the Company filed a Current Report on Form 8-K, dated April 20, 1998, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 1998, and certain other selected financial data; and on May 13, 1998, the Company filed a Current Report on Form 8-K, dated May 11, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 1/4% Notes due May 15, 2003.

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


10.01+      1998 Lease Amendment dated as of March 27, 1998 between State Street
            Bank and Trust Company of Connecticut, National Association, as
            Trustee (Lessor), and Smith Barney Inc., Salomon Brothers Inc,
            Travelers Group Inc. (formerly The Travelers Inc.), Mutual
            Management Corp. (formerly Smith Barney Mutual Funds Management
            Inc., which was successor by merger to Mutual Management Corp.), Smith Barney Capital Services Inc., Smith Barney Commercial Corp.,
            Smith Barney Futures Management Inc. and Smith Barney Global Capital
            Management, Inc., as tenants in common (Lessee), to the 1994 Lease.

12.01+      Computation of ratio of earnings to fixed charges.

27.01+      Financial Data Schedule.

99.01+ Tenth and eleventh paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1997 (File No. 1-4346).


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

----------
+  Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SALOMON SMITH BARNEY HOLDINGS INC.
                                  ----------------------------------
                                  (Registrant)


Date:  May 13, 1998               By: /s/ Charles W. Scharf
                                      ------------------------------
                                  Charles W. Scharf
                                  Chief Financial Officer



                                  By: /s/ Michael J. Day
                                      ------------------------------
                                  Michael J. Day
                                  Controller

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


10.01+      1998 Lease Amendment dated as of March 27, 1998 between State Street
            Bank and Trust Company of Connecticut, National Association, as
            Trustee (Lessor), and Smith Barney Inc., Salomon Brothers Inc,
            Travelers Group Inc. (formerly The Travelers Inc.), Mutual
            Management Corp. (formerly Smith Barney Mutual Funds Management
            Inc., which was successor by merger to Mutual Management Corp.), Smith Barney Capital Services Inc., Smith Barney Commercial Corp.,
            Smith Barney Futures Management Inc. and Smith Barney Global Capital
            Management, Inc., as tenants in common (Lessee), to the 1994 Lease.

12.01+      Computation of ratio of earnings to fixed charges.

27.01+      Financial Data Schedule.

99.01+ Tenth and eleventh paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1997 (File No. 1-4346).


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

----------
+  Filed herewith.