Form 10-Q
period 1998-06-30
SALOMON SMITH BARNEY HOLDINGS INC
filed 1998-08-13
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                                                                 PAGE
Part I.  Financial Information

 Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Income (Unaudited) -
                  Three and six months ended June 30, 1998 and 1997                  1

         Condensed Consolidated Statements of Financial Condition -
                  June 30, 1998 (Unaudited) and December 31, 1997                2 - 3

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Six months ended June 30, 1998 and 1997                            4

         Notes to Condensed Consolidated Financial Statements (Unaudited)       5 - 12

 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           13 - 19

 Item 3. Quantitative and Qualitative Disclosures about Market Risk                 19

Part II. Other Information

 Item 1. Legal Proceedings                                                          20

 Item 6. Exhibits and Reports on Form 8-K                                      20 - 21


 Exhibit Index

 Signatures

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


Dollars in millions                                     Three Months                 Six Months
Period Ended June 30,                                1998          1997         1998          1997
                                                    -------       -------      -------       -------
Revenues:
   Commissions                                      $   784       $   686      $ 1,579       $ 1,402
   Investment banking                                   640           475        1,268           959
   Principal transactions                               315           709        1,095         1,471
   Asset management and administration fees             553           399        1,051           788
   Other                                                 42            25           74            53
                                                    -------       -------      -------       -------
Total noninterest revenues                            2,334         2,294        5,067         4,673
                                                    -------       -------      -------       -------
   Interest and dividends                             3,468         3,008        6,786         5,499
   Interest expense                                   3,067         2,578        5,990         4,747
                                                    -------       -------      -------       -------
Net interest and dividends                              401           430          796           752
                                                    -------       -------      -------       -------
Revenues, net of interest expense                     2,735         2,724        5,863         5,425
                                                    -------       -------      -------       -------
Noninterest expenses:
   Compensation and benefits                          1,544         1,442        3,266         2,921
   Communications                                       116           124          233           245
   Floor brokerage and other production                 105            86          215           172
   Occupancy and equipment                              105           110          210           216
   Advertising and market development                    68            70          138           132
   Professional services                                 46            47           97            88
   Other operating and administrative expenses          106           106          249           234
   Restructuring credit                                (324)         --           (324)         --
                                                    -------       -------      -------       -------
Total noninterest expenses                            1,766         1,985        4,084         4,008
                                                    -------       -------      -------       -------
Income before income taxes                              969           739        1,779         1,417
Provision for income taxes                              368           288          676           555
                                                    -------       -------      -------       -------
Net income                                          $   601       $   451      $ 1,103       $   862
                                                    =======       =======      =======       =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                           June 30,                   December 31,
Dollars in millions                                                                          1998                         1997
                                                                                         -----------                  ------------
                                                                                         (Unaudited)
Assets:
Cash and cash equivalents                                                                 $   2,314                     $  1,808
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                  2,316                        2,034

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                            $81,754                     $75,802
   Deposits paid for securities borrowed                                       49,564                      33,932
                                                                             --------                    --------
                                                                                            131,318                      109,734

Financial instruments and commodities owned and contractual
 commitments:
   U.S. government and government agency securities                            56,562                      52,109
   Non-U.S. government and government agency securities                        32,214                      46,502
   Corporate debt securities                                                   15,103                      13,614
   Equity securities                                                            6,309                       6,420
   Contractual commitments                                                     12,614                      10,120
   Mortgage loans and collateralized mortgage securities                        6,495                       3,103
   Other financial instruments                                                  8,293                       6,590
   Commodities                                                                  1,176                       1,274
                                                                             --------                    --------
                                                                                            138,766                      139,732
Receivables:
   Receivable for securities provided as collateral                             7,857                        --
   Customers                                                                   12,566                      12,415
   Brokers, dealers and clearing organizations                                  2,309                       3,212
   Other                                                                        1,238                       2,387
                                                                             --------                    --------
                                                                                             23,970                       18,014

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $956 and
  $884, respectively                                                                          1,012                          986

Other assets                                                                                  4,310                        4,312
                                                                                          ---------                    ---------
Total assets                                                                               $304,006                     $276,620
                                                                                          =========                    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                        June 30,                      December 31,
Dollars in millions                                                                       1998                            1997
                                                                                       -----------                    ------------
                                                                                       (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper                                                                         $ 14,187                      $  7,110
Other short-term borrowings                                                                 4,495                         4,354

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                          $111,540                     $113,593
   Deposits received for securities loaned                                   10,523                        5,978
                                                                           --------                     --------
                                                                                          122,063                       119,571
Financial instruments and commodities sold, not
 yet purchased, and contractual commitments:
   U.S. government and government agency securities                          36,068                       33,970
   Non-U.S. government and government agency securities                      39,624                       45,166
   Contractual commitments                                                   12,892                       11,688
   Equity securities                                                          4,228                        3,462
   Corporate debt securities and other                                        2,536                        1,880
                                                                           --------                     --------
                                                                                           95,348                        96,166
Payables and accrued liabilities:
   Obligation to return securities received as collateral                    12,366                            -
   Customers                                                                  9,227                        9,791
   Brokers, dealers and clearing organizations                                5,460                        2,972
   Other                                                                      9,791                        8,719
                                                                           --------                     --------
                                                                                           36,844                        21,482
Term debt                                                                                  20,998                        19,074
                                                                                         --------                      --------
Total liabilities                                                                         293,935                       267,757

Guaranteed preferred beneficial interests in Company
   subordinated debt securities                                                               345                           345

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt
  securities of the Company                                                                   400                          --

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                         --                           --
   Additional paid-in capital                                                 1,576                        1,574
   Retained earnings                                                          7,749                        6,943
   Cumulative translation adjustments                                             1                            1
                                                                           --------                     --------
Total stockholder's equity                                                                  9,326                         8,518
                                                                                         --------                      --------
Total liabilities and stockholder's equity                                               $304,006                      $276,620
                                                                                         ========                      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Dollars in millions
Six Months Ended June 30,                                                              1998           1997
                                                                                     --------       --------
Cash flows from operating activities:
Net income adjusted for noncash items -
 Net income                                                                          $  1,103       $    862
 Depreciation and amortization                                                            156            144
                                                                                     --------       --------
 Cash items included in net income                                                      1,259          1,006
                                                                                     --------       --------
(Increase) decrease in operating assets -
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                                 (282)           (29)
 Collateralized short-term financing agreements                                       (21,584)       (21,294)
 Financial instruments and commodities owned and contractual commitments                  966        (22,185)
 Receivables                                                                           (5,956)        (1,818)
 Other assets                                                                             (41)          (180)
                                                                                     --------       --------
 Increase in operating assets                                                         (26,897)       (45,506)
                                                                                     --------       --------
Increase (decrease) in operating liabilities -
 Collateralized short-term financing agreements                                         2,492         31,923
 Financial instruments and commodities sold, not yet purchased, and contractual
   commitments                                                                           (818)         4,898
 Payables and accrued liabilities                                                      15,414          3,032
                                                                                     --------       --------
 Increase in operating liabilities                                                     17,088         39,853
                                                                                     --------       --------
Cash used in operating activities                                                      (8,550)        (4,647)
                                                                                     --------       --------
Cash flows from financing activities:
 Increase in commercial paper and other short-term
    borrowings                                                                          7,218          2,266
 Proceeds from issuance of term debt                                                    3,177          4,596
 Term debt maturities and repurchases                                                  (1,357)        (1,392)
 Collateralized mortgage obligations                                                      (71)           (63)
 Issuance of trust preferred securities                                                   400           --
 Dividends paid                                                                          (279)          (286)
 Other capital transactions                                                                 3            (98)
                                                                                     --------       --------
Cash provided by financing activities                                                   9,091          5,023
                                                                                     --------       --------
Cash flows from investing activities:
 Assets securing collateralized mortgage obligations                                       86             63
 Proceeds from the sale of Basis Petroleum                                               --              365
 Property, equipment and leasehold improvements                                          (144)           (98)
 Other                                                                                     23            (20)
                                                                                     --------       --------
Cash provided by (used in) investing activities                                           (35)           310
                                                                                     --------       --------
Increase in cash and cash equivalents                                                     506            686
Cash and cash equivalents at January 1,                                                 1,808          1,607
                                                                                     --------       --------
Cash and cash equivalents at June 30,                                                $  2,314       $  2,293
                                                                                     ========       ========


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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.       THE SMITH BARNEY MERGER WITH SALOMON

         On November 28, 1997, a newly formed wholly owned subsidiary of Travelers Group Inc. ("Travelers") was merged into Salomon Inc ("Salomon") and Salomon became a wholly owned subsidiary of Travelers. Following this merger, Salomon and Smith Barney Holdings Inc. ("Smith Barney") were merged (the "Merger") to form Salomon Smith Barney Holdings Inc. ("SSBH" and, collectively with its subsidiaries, the "Company"). The transaction was treated as a tax-free exchange.

         The condensed consolidated statement of income for the three and six months ended June 30, 1997 and the condensed consolidated statement of cash flows for the six months ended June 30, 1997, give retroactive effect to the Merger as a combination of entities under common control in a transaction accounted for in a manner similar to a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Salomon and Smith Barney had always been combined. Certain reclassifications have been made to conform the accounting policies of Salomon and Smith Barney.

         As a result of the Merger, the Company recorded a pre-tax restructuring charge of $838 million ($496 million after tax) in the fourth quarter of 1997. The material components of the restructuring reserve were as follows:


                                                                                                     Restructuring Reserve
                                     Restructuring Reserve as      Charges and Credits through            Balance at
           Dollars in Millions          Originally Recorded                June 30, 1998                June 30, 1998
           -------------------       ------------------------      ---------------------------       ---------------------
Seven World Trade Center lease                $ 610                           ($324) *                       $ 286
Other facilities                                 53                             (18)                            35
                                              -----                           -----                          -----
     Total facilities                           663                            (342)                           321
Severance                                       161                            (122)                            39
Other                                            14                              (3)                            11
                                              -----                           -----                          -----
                                              $ 838                           ($467)                         $ 371**
                                              =====                           =====                          =====

         * In the second quarter of 1998, the Company recorded an adjustment of $324 million ($191 million after tax) to the restructuring reserve relating to the Seven World Trade Center lease. This reduction in the reserve resulted from negotiations on a sub-lease which indicated that excess space would be disposed of on terms more favorable than had been originally estimated. A current reassessment of space needs, including the pending merger with Citicorp, could indicate a need for increased occupancy by the Company of space previously considered excess, and could result in a further adjustment to reduce the restructuring reserve.

         ** Consists of $146 million cash component and $225 million non-cash component.

         All of the amounts were determined in accordance with the guidelines included in Emerging Issues Task Force ("EITF") 94-3 and represents costs that are not associated with future revenues and are either incremental or contractual with no economic benefit.

         At June 30, 1998, the cash and non-cash balances of the restructuring reserve related to facilities were $97 million and $224 million, respectively. Lease costs represent the difference between contractual obligations and the estimated fair market rental obtainable through sublease from the date that such facilities are expected to be vacated, and other costs incidental to sublease. These contractual lease payments are estimated to be expended over the remaining term and the remaining cash costs are expected to be paid in 1998 and 1999.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Non-cash costs of other facilities reflect the write-off of leasehold improvements, furniture and equipment upon abandonment and represent the remaining depreciated book value at the estimated dates of abandonment. Depreciation of these assets will continue during the period they are in use.

         The facilities are located primarily in the United States and generally support multiple lines of business. The assets have not been reclassified to a held for sale category since substantially all are subject to abandonment and will not be realized through sale.

         The balance of severance costs are expected to be paid by the end of 1998. None of the amounts included in the restructuring charge represent operating losses or income. The cash component of these restructuring costs will be funded from working capital and will not require any incremental funding source.

NOTE 2.       PENDING TRANSACTIONS

       TRAVELERS MERGER WITH CITICORP

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

       THE NIKKO SECURITIES CO., LTD.

       On June 1, 1998, Travelers and The Nikko Securities Co., Ltd ("Nikko") announced their intention to form a global strategic alliance. The proposed agreement calls for the formation of a joint venture, to be called Nikko Salomon Smith Barney Limited ("Nikko Salomon Smith Barney"), which will provide investment banking, sales and trading and research services for corporate and institutional clients in Japan and overseas. It will combine the Japanese institutional and corporate business of the Company with Nikko's domestic and international institutional and corporate business. Nikko's retail business and other activities, including asset management, will remain under Nikko's management. Nikko Salomon Smith Barney will be headquartered in Tokyo and will maintain offices and staff worldwide.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       Nikko Salomon Smith Barney will be owned 51% by Nikko and 49% by the Company. A definitive joint venture agreement is expected to be signed by the end of August 1998, and it is anticipated that the joint venture will be operational in January 1999, subject to applicable regulatory approvals.

NOTE 3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in SSBH's Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

         NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 127, Deferral of the Effective Date of Certain Provisions of SFAS 125 ("SFAS 127"), which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. Restatement of previously issued financial statements is not allowed. The adoption of SFAS 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial condition related to the recognition of securities provided and received as collateral. At June 30, 1998, the impact of SFAS 127 on the Company's condensed consolidated statement of financial position was an increase to total assets and liabilities of approximately $6.1 billion. In addition, as a result of SFAS 127, certain inventory positions, primarily "Non-U.S. government and government agency securities," have been reclassified to receivables or payables.

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

  Dollars in Millions                             Three Months Ended          Six Months Ended
  For the period ended June 30,                     1998        1997            1998      1997
                                                  ------      ------          ------    ------
  Net income                                      $  601      $  451          $1,103    $  862
  Other changes in equity from
     nonowner sources                                 (3)          1            --          (6)
                                                  ------      ------          ------    ------
  Total changes in equity from
     nonowner sources                             $  598      $  452          $1,103    $  856
                                                  ======      ======          ======    ======

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not allowed. The Company is currently evaluating the impact of this statement of position on its consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the potential impact of the new accounting standard.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.       CAPITAL REQUIREMENTS

         Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:


                                                                                                         NET        EXCESS OVER
(DOLLARS IN MILLIONS)                                                                                 CAPITAL OR      MINIMUM
SUBSIDIARY                                  JURISDICTION                                              EQUIVALENT   REQUIREMENTS
--------------------------------------    --------------------------------------------------          ----------   ------------
Salomon Brothers Inc*                     U.S. Securities and Exchange Commission                       $1,515        $1,442
                                          Uniform Net Capital Rule (Rule 15c3-1)

Smith Barney Inc.*                        U.S. Securities and Exchange Commission                       $1,278        $1,017
                                          Uniform Net Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited    United Kingdom's Securities and Futures Authority             $4,708        $  949

Salomon Smith Barney Japan Limited**      Japan's Ministry of Finance                                   $  622        $  285

Salomon Brothers AG                       Germany's Banking Supervisory Authority                       $  256        $   75

The Robinson-Humphrey Company, LLC        U.S. Securities and Exchange Commission                       $   86        $   85
                                          Uniform Net Capital Rule (Rule 15c3-1)


* It is anticipated that these entities will merge in the third quarter to form Salomon Smith Barney Inc.

**  Prior to April 1, 1998, this entity was known as Salomon Brothers Asia
    Limited.

  In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At June 30, 1998, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5.       CONTRACTUAL COMMITMENTS

         A summary of the Company's contractual commitments as of June 30, 1998 and December 31, 1997 is as follows:

                                                                  JUNE 30, 1998                          DECEMBER 31, 1997
                                                       ------------------------------------    ------------------------------------
                                                                      Current Market or                        Current Market or
                                                                         Fair Value                               Fair Value
                                                       Notional    ------------------------    Notional    ------------------------
Dollars in billions                                    Amounts       Assets     Liabilities    Amounts       Assets    Liabilities
---------------------------------------------------    --------    ----------   -----------   ---------    ---------   ------------
Exchange-issued products:
   Futures contracts (a)                               $1,110.4      $   --        $   --     $  940.5      $   --      $   --
   Other exchange-issued products:
     Equity contracts                                       7.6            .2            .3       10.6            .2          .4
     Fixed income contracts                               167.9            .1            .1      138.1          --          --
     Commodities contracts                                  2.3          --            --          3.5          --          --
                                                       --------      --------      --------   --------      --------    --------
Total exchange-issued products                          1,288.2            .3            .4    1,092.7            .2          .4
                                                       --------      --------      --------   --------      --------    --------
Over-the-counter ("OTC") swaps, swap options, caps
 and floors:
   Swaps                                                1,703.0                                1,345.9
   Swap options written                                    52.8                                   38.6
   Swap options purchased                                  66.4                                   48.8
   Caps and floors                                        171.5                                  161.4
                                                       --------      --------      --------   --------      --------    --------
Total OTC swaps, swap options, caps and floors (b)      1,993.7           6.5           6.4    1,594.7           5.8         6.7
                                                       --------      --------      --------   --------      --------    --------
OTC foreign exchange contracts and options:
   Forward currency contracts (b)                         142.6           1.3           1.2      115.4           1.0         1.0
   Options written                                         72.6          --              .7       41.3          --            .6
   Options purchased                                       58.5            .8          --         37.7            .6        --
                                                       --------      --------      --------   --------      --------    --------
Total OTC foreign exchange contracts and options          273.7           2.1           1.9      194.4           1.6         1.6
                                                       --------      --------      --------   --------      --------    --------
Other options and contractual commitments:
   Options and warrants on equities and equity
     indices                                               58.1           3.1           3.7       54.8           1.8         2.7
   Options and forward contracts on fixed-income
     securities                                           511.1            .3            .3      343.4            .3          .1
   Commodities contracts                                   10.1            .3            .2       14.3            .4          .2
                                                       --------      --------      --------   --------      --------    --------
Total contractual commitments                          $4,134.9      $   12.6      $   12.9   $3,294.3      $   10.1    $   11.7
                                                       ========      ========      ========   ========      ========    ========


(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $17.5 billion and $4.0 billion at June 30, 1998 and $17.6 billion and $4.1 billion at December 31, 1997, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6.        MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

       SSBH has formed two statutory business trusts under the laws of the state of Delaware that exist for the exclusive purposes of (i) issuing trust securities (both common and preferred) representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the trust securities in subordinated debt securities of SSBH (in the case of SI Financing Trust I) and junior subordinated deferrable interest debt securities of SSBH (in the case of SSBH Capital I); and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debt securities and the related income effects are eliminated in the condensed consolidated financial statements. Distributions on the mandatorily redeemable preferred securities of subsidiary trusts below have been classified as interest expense in the condensed consolidated statement of income. The following table summarizes the financial structure of SSBH's subsidiary trusts at June 30, 1998:

                                            SI Financing             SSBH
                                              Trust I              Capital I
                                         ----------------      ----------------
Trust Preferred Securities:
   Issuance date                                July 1996          January 1998
   Shares issued                               13,800,000            16,000,000
   Liquidation preference per share                   $25                   $25
   Liquidation value (in millions)                   $345                  $400
   Coupon rate                                       9.25%                 7.20%
   Distributions payable                        Quarterly             Quarterly
   Distributions guaranteed by                       SSBH                  SSBH

Common shares issued to SSBH                      426,800               494,880

Subordinated Debt Securities:
   Amount owned (in millions)                        $356                  $412
   Coupon rate                                       9.25%                 7.20%
   Interest payable                             Quarterly             Quarterly
   Maturity date                            June 30, 2026      January 28, 2038
   Redeemable by issuer on or after         June 30, 2001      January 28, 2003
                                         ----------------      ----------------

       SI Financing Trust I, a wholly owned subsidiary of SSBH, issued TRUPS(R) units to the public. Each TRUPS(R) unit includes a preferred security of SI Financing Trust I, as shown in the table above, and a purchase contract that requires the holder to purchase, in 2021 (or earlier if SSBH elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of Travelers 9.50% Cumulative Preferred Stock, Series L. SSBH is obligated under the terms of each purchase contract to pay contract fees of 0.25% per annum.

NOTE 7.       LEGAL PROCEEDINGS

       The Company has been named as a defendant in legal actions relating to its operations, some of which seek damages of material or indeterminate amounts. In addition, from time to time the Company is a party to examinations and inquiries by various regulatory and self-regulatory bodies. In connection with its discontinued commodities processing operations, SSBH and certain of its subsidiaries are subject to claims asserted by the U.S. Environmental Protection Agency, certain state agencies and private parties in connection with environmental matters. Management of the Company, after consultation with outside legal counsel, believes that the ultimate resolution of legal proceedings and environmental matters (net of

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       applicable reserves) will not have a material adverse effect on the Company's financial condition; however, such resolution could have a material adverse impact on operating results in future periods depending in part on the results for such periods.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

RESULTS OF OPERATIONS

The Company reported net income of $601 million for the three months ended June 30, 1998 (the "1998 Quarter"), an increase of 33% from the $451 million reported for the three months ended June 30, 1997 (the "1997 Quarter"). Revenues, net of interest expense, of $2,735 million in the 1998 Quarter were relatively unchanged from the $2,724 million reported in the 1997 Quarter.

For the six months ended June 30, 1998 (the "1998 Period"), the Company reported net income of $1,103 million, an increase of 28% from the $862 million reported for the six months ended June 30, 1997 (the "1997 Period). Revenues, net of interest expense, were $5,863 million in the 1998 Period, an increase of 8% from the $5,425 million reported in the 1997 Period.

Net income for the 1998 Quarter and the 1998 Period includes a pre-tax credit of $324 million ($191 million after tax) which represents a reduction in the $838 million ($496 million net of tax) restructuring charge recorded in the fourth quarter of 1997 in connection with the merger of Salomon Inc and Smith Barney Holdings Inc. (See Note 1 to the Condensed Consolidated Financial Statements for further discussion of the restructuring reserve.)

Commission revenues increased 14% to $784 million in the 1998 Quarter compared to $686 million in the 1997 Quarter. This increase is a result of continued strength in listed and over-the-counter securities, as well as mutual fund commissions. Commission revenues were $1,579 million in the 1998 Period compared to $1,402 million in the 1997 Period.

Investment banking revenues increased 35% to $640 million in the 1998 Quarter compared to $475 million in the 1997 Quarter. This increase primarily reflects an increase in merger and acquisition advisory fees as well as revenue growth from public finance, unit trust, equities and high yield and investment grade debt underwriting. Investment banking revenues were $1,268 million in the 1998 Period compared to $959 million in the 1997 Period.

Principal transaction revenues decreased to $315 million in the 1998 Quarter. The decline principally resulted from losses in the U.S. fixed income arbitrage business and from commodities trading conducted by Phibro Inc. In early July, a decision was made to restructure and significantly decrease the risk profile of the U.S. fixed income arbitrage group because of the lessening profit opportunities and the growing risk and volatility. In the 1998 Period, principal transaction revenues decreased to $1,095 million, principally from losses in the U.S. fixed income arbitrage business. Principal transaction revenues by business activity were composed of the following:

Dollars in Millions                          Three Months            Six Months
For the period ended June 30,              1998       1997       1998         1997
                                          ------     ------     -------      ------
Fixed Income                              $ 216       $525      $   674      $1,029
Equities                                    127         66          289         281
Commodities                                 (25)       110          143         150
Other                                        (3)         8          (11)         11
                                          -----       ----      -------      ------
Total principal transaction revenues      $ 315       $709      $ 1,095      $1,471
                                          =====       ====      =======      ======

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Asset management and administration fees increased 39% to $553 million in the 1998 Quarter compared to $399 million in the 1997 Quarter as a result of the growth in assets under fee-based management. Asset management and administration fees were $1,051 million in the 1998 Period compared to $788 million in the 1997 Period. At June 30, 1998, internally managed assets were $183.9 billion and total fee-based assets under management were $253.2 billion compared to $150.1 billion and $203.2 billion, respectively, at June 30, 1997. For further discussion of the Salomon Smith Barney Asset Management Division refer to the ASSET MANAGEMENT DIVISION section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Total assets under fee-based management were composed of the following:

Dollars in billions
Period Ended June 30,                            1998        1997
                                                ------      ------
Money market funds                              $ 51.1      $ 44.3
Mutual funds                                      57.6        43.8
Managed accounts                                  60.9        52.2
                                                ------      ------
     Salomon Smith Barney Asset Management       169.6       140.3

Financial Consultant managed accounts             14.3         9.8
                                                ------      ------

Total internally managed assets                  183.9       150.1

Consulting Group externally managed assets        69.3        53.1
                                                ------      ------


Total fee-based assets under management         $253.2      $203.2
                                                ======      ======

Net interest and dividends decreased to $401 million for the 1998 Quarter from $430 million in the 1997 Quarter due to a decrease in the level of net interest earning assets, partially offset by increased margin lending to clients. For the 1998 Period, interest and dividends increased 6% to $796 million, primarily due to increased margin lending to clients.

Total expenses, excluding interest and the restructuring credit, increased 5% to $2,090 million in the 1998 Quarter from $1,985 million in the 1997 Quarter, principally as a result of higher compensation and other expenses related to increased production. Compensation and benefits expense, as a percentage of net revenues, for the 1998 Quarter was 56% compared to 53% in the 1997 Quarter. Non-compensation expense as a percentage of net revenues (before the restructuring credit) was 20% in both the 1998 and 1997 Quarters. The Company continues to maintain its focus on controlling fixed expenses.

Total expenses, excluding interest and the restructuring credit, were $4,408 million in the 1998 Period compared to $4,008 million in the 1997 Period. Compensation and benefits expense, as a percentage of net revenues, for the 1998 Period was 56% compared to 54% in the 1997 Period. Non-compensation expense as a percentage of net revenues (before the restructuring credit) was 19% in the 1998 Period compared to 20% in the 1997 Period.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ASSET MANAGEMENT DIVISION

Included in the Company's consolidated results is the following data relating to the Salomon Smith Barney Asset Management Division ("SSBAM"):

Dollars in millions                           Three Months Ended   Six Months Ended
Period Ended June 30,                           1998      1997      1998      1997
                                               ------    ------    ------    ------
Revenues:
     Investment advisory, administrative
       and distribution fees                   $  214    $  173    $  416    $  341
     Unit Investment Trust revenues - net           7         7        20        16
     Other                                          6        14        16        23
                                               ------    ------    ------    ------

         Total revenues                           227       194       452       380
                                               ------    ------    ------    ------

Expenses:

     Compensation and benefits                     44        35        86        70
     Deferred commission amortization              31        31        66        64
     Other expenses                                48        48        96        92
                                               ------    ------    ------    ------

         Total expenses                           123       114       248       226
                                               ------    ------    ------    ------

         Income before income taxes               104        80       204       154

     Provision for income taxes                    41        31        81        61
                                               ------    ------    ------    ------

Net income                                     $   63    $   49    $  123    $   93
                                               ======    ======    ======    ======

SSBAM's net income increased 29% to $63 million in the 1998 Quarter and 32% to $123 million in the 1998 Period. Total revenues increased 17% to $227 million in the 1998 Quarter and 19% to $452 million in the 1998 Period. SSBAM's earnings growth reflects growth in assets under management, continued strength in retail and institutional managed accounts, and higher mutual fund sales.

SSBAM's total assets under management reached $169.6 billion at June 30, 1998, an increase of 21% from the $140.3 billion reported at June 30, 1997. The increase in assets under management consisted of a 15% increase in money market funds, a 32% increase in mutual funds, and a 17% increase in accounts managed for high net worth individuals, pension funds, corporations and other institutions. Investment advisory, administration and distribution fees rose 24% to $214 million in the 1998 Quarter and 22% to $416 million in the 1998 Period as a result of the 21% growth in assets under management from the comparable prior year period.

In the mutual fund sector, dollar inflows increased and performance continued to show improvement. In the 1998 Period, sales of proprietary mutual funds rose 48%, and accounted for a greater percentage - 28% in the 1998 Period compared to 25% in the 1997 Period - of the Company's total mutual fund sales.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $304 billion at June 30, 1998, up from $277 billion at year-end 1997. Due to the nature of the Company's trading activities, including its matched book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period (see Note 3 to the condensed consolidated financial statements for a discussion of the impact of SFAS 127 on assets and liabilities). A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). The Company's balance sheet is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The Company monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, trust preferred securities, and its equity. Collateralized short-term financing, including repurchase agreements and collateralized loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $188.3 billion at June 30, 1998. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to collateralized financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, uncollateralized bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $17.4 billion at June 30, 1998.

SSBH has a $1.5 billion revolving credit facility with a bank syndicate that extends through May 2001, and a $3.5 billion 364-day revolving credit facility that extends through May 1999. SSBH may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. At June 30, 1998, there were no outstanding borrowings under these facilities. Under these facilities SSBH is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At June 30, 1998, this requirement was exceeded by approximately $3.4 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

The Company's borrowing relationships are with a broad range of banks, financial institutions and other firms from which it draws funds. The volume of the Company's borrowings generally fluctuates in response to changes in the level of the Company's financial instruments, commodities and contractual commitments, customer balances, the amount of reverse repurchase agreements outstanding and securities borrowed transactions. As the Company's activities increase, borrowings generally increase to fund the additional activities. Availability of financing to the Company can vary depending upon market conditions, credit ratings, and the overall availability of credit to the securities industry. The Company seeks to diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

terms of single investor limits and daily maturities.

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that the Company's access to uncollateralized financing is temporarily impaired. The Company's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to uncollateralized funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep its funding options current and in line with market conditions. The management of this plan includes an analysis used to determine the Company's ability to withstand varying levels of stress, which could impact its liquidation horizons and required margins. In addition, the Company monitors leverage and liquidity ratios on a daily basis. The ratio of total assets less collateralized short-term financing agreements to equity (including trust preferred securities) was 17.1x at June 30, 1998, and was 18.8x at December 31, 1997.

OTHER

HIGH YIELD PORTFOLIO

The Company's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies, unrated securities with market yields comparable to entities rated below "triple B-," as well as sovereign debt issued by certain countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high yield securities exclude the collateralized portion of the Company's holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. The Company's trading portfolio of high yield securities owned is carried at market or fair value and totaled $7.4 billion and $6.8 billion at June 30, 1998 and December 31, 1997, respectively. The largest high yield exposure to one counterparty was $649 million and $785 million at June 30, 1998 and December 31, 1997, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RISK MANAGEMENT

MARKET RISK

The following table shows the results of the Company's value at risk ("VAR") analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments and commodities owned and sold, contractual commitments, repurchase and resale agreements, and related funding at June 30, 1998 and December 31, 1997. The VAR relating to non-trading instruments has been excluded from this analysis.

                                June 30,         December 31,
Dollars in millions               1998               1997
                                 ------             ------
Interest rate                    $   46             $   41
Equities                              5                  8
Commodities                           8                  8
Currency                             12                  9
Diversification benefit             (22)               (22)
                                 ------             ------
Total                            $   49             $   44
                                 ======             ======

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating the above market risk amounts, the Company used a 95% confidence level and a one day interval. The standard deviations and correlation assumptions are based on historical data and reflect a horizon of one year or more and no more than five years. Over 100 risk factors are used in the simulations. VAR reflects the risk profile of the Company at a point in time and is not a predictor of future results.

OPERATIONAL RISK

YEAR 2000 AND EUROPEAN ECONOMIC AND MONETARY UNION

The Company has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, Smith Barney Inc., a wholly owned subsidiary of SSBH, participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Company.

In addition, the Company is addressing the technological implications that will result from regulatory and market changes due to Europe's Economic and Monetary Union ("EMU"). Changes to business processes have been defined and the necessary system changes are nearing completion. The Company expects to be fully prepared for EMU.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the resolution of legal proceedings and related matters; the conduct of the Company's businesses following the pending Citicorp merger and the pending global strategic alliance with Nikko; the ability of the Company to modify its systems for the year 2000 and EMU in a timely manner; and the ability of the Company generally to achieve anticipated levels of operational efficiencies related to recently acquired companies, as well as achieving its other cost-savings initiatives.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         For information concerning a complaint filed by the Antitrust Division of the U.S. Department of Justice against 24 market makers in certain NASDAQ stocks, including Salomon Brothers Inc and Smith Barney Inc., see the description that appears in the fifth and sixth paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1997 (File No. 1-4346), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein. In August 1998, the U.S. Court of Appeals for the Second Circuit affirmed the settlement with the Department of Justice.

         For information concerning a complaint seeking unspecified money damages which was filed by Orange County, California against numerous brokerage firms, including Smith Barney Inc., see the description that appears in the seventh paragraph under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1997 (File No. 1-4346), which description is included as Exhibit 99.02 to this Form 10-Q and incorporated by reference herein. The Company has been advised that the stay of proceedings, currently in effect by agreement of the parties, will expire on August 20, 1998.

         In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a declaratory judgment that Smith Barney Inc. and another underwriter are responsible for any damages that the City incurs in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The Company intends to contest these actions vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

                  See Exhibit Index.

         (b) Reports on Form 8-K:

                   On April 17, 1998, SSBH filed a Current Report on Form 8-K, dated April 16, 1998, reporting under Item 5 thereof that Travelers had entered into a definitive merger agreement with Citicorp.

                   On April 20, 1998, SSBH filed a Current Report on Form 8-K, dated April 20, 1998, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 1998, and certain other selected financial data.

                   On May 13, 1998, SSBH filed a Current Report on Form 8-K, dated May 11, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of SSBH's 6 1/4% Notes due May 15, 2003.

                   On June 8, 1998, SSBH filed a Current Report on Form 8-K, dated June 1, 1998, reporting under Item 5 thereof that Travelers and The Nikko Securities Co., Ltd. had announced their intention to form a global strategic alliance and a joint venture to be called Nikko Salomon Smith Barney Limited.

                   On June 10, 1998, SSBH filed a Current Report on Form 8-K, dated June 8, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Targeted Growth Enhanced Terms Securities (TARGETS(R)) of TARGETS Trust I with respect to the Common Stock of Cisco Systems, Inc.

                   On June 17, 1998, SSBH filed a Current Report on Form 8-K, dated June 15, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of SSBH's 6 1/4% Notes due June 15, 2005.


                   No other reports on Form 8-K were filed during the second quarter of 1998; however, on July 17, 1998, SSBH filed a Current Report on Form 8-K, dated July 6, 1998, reporting under Item 5 thereof that the Company had decided to restructure and significantly decrease the risk profile of the Company's U.S. fixed income arbitrage group; on July 20, 1998, SSBH filed a Current Report on Form 8-K, dated July 20, 1998, reporting under Item 5 thereof the results of its operations for the quarter ended June 30, 1998, and certain other selected financial data; on July 22, 1998, SSBH filed a Current Report on Form 8-K, dated July 17, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of SSBH's Call Warrants on the 1998 TEN+(SM) Index Expiring on July 17, 2000; and on July 30, 1998, SSBH filed a Current Report on Form 8-K, dated July 28, 1998 filing certain exhibits under Item 7 thereof relating to the offer and sale of SSBH's Principal-Protected Equity Linked Notes due August 1, 2005.

                                  EXHIBIT INDEX
EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT

3.01 Amended and Restated Certificate of Incorporation of SSBH, effective December 1, 1997, incorporated by reference to
                   Exhibit 4(a) to Amendment No. 2 to SSBH's Registration Statement on Form S-3 (No. 333-38931).

3.02 By-Laws of SSBH, incorporated by reference to Exhibit 4(b) to Amendment No. 2 to SSBH's Registration Statement on Form S-3 (No. 333-38931).

10.01 1998 Lease Amendment dated as of March 27, 1998 between State Street Bank and Trust Company of Connecticut, National Association, as Trustee (Lessor), and Smith Barney Inc., Salomon Brothers Inc, Travelers Group Inc. (formerly The Travelers Inc.), Mutual Management Corp. (formerly Smith Barney Mutual Funds Management Inc., which was successor by merger to Mutual Management Corp.), Smith Barney Capital Services Inc., Smith Barney Commercial Corp., Smith Barney Futures Management Inc. and Smith Barney Global Capital Management, Inc., as tenants in common (Lessee), to the 1994 Lease, incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-4346).

12.01+             Computation of ratio of earnings to fixed charges.

27.01+             Financial Data Schedule.

99.01+ Fifth and sixth paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1997 (File No. 1-4346).

99.02+ Seventh paragraph under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1997 (File No. 1-4346).

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of SSBH does not exceed 10% of the total assets of SSBH and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

---------------

+  Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SALOMON SMITH BARNEY HOLDINGS INC.
                                             (Registrant)



Date:  August 13, 1998                       By:   /s/ Charles W. Scharf
                                                   ----------------------
                                                   Charles W. Scharf
                                                   Chief Financial Officer



                                             By:   /s/ Michael J. Day
                                                   ----------------------
                                                   Michael J. Day
                                                   Controller