Form 10-Q
period 1998-09-30
SALOMON SMITH BARNEY HOLDINGS INC
filed 1998-11-13
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

       /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


       / /      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

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

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC. (FORMERLY TRAVELERS GROUP INC.). AS OF THE DATE HEREOF, 1000 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE ISSUED AND OUTSTANDING.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H 1 (a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                                                                                    PAGE
                                                                                                    ----
Part I.           Financial Information

  Item 1.         Condensed Consolidated Financial Statements:

                  Condensed Consolidated Statements of Income (Unaudited) -
                           Three and nine months ended September 30, 1998 and 1997                    1

                  Condensed Consolidated Statements of Financial Condition -
                           September 30, 1998 (Unaudited) and December 31, 1997                   2 - 3

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                           Nine months ended September 30, 1998 and 1997                              4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)               5 - 12

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                   13 - 20

  Item 3.         Quantitative and Qualitative Disclosures about Market Risk                         20

Part II.          Other Information

  Item 1.         Legal Proceedings                                                                  21

  Item 6.         Exhibits and Reports on Form 8-K                                                   22



Exhibit Index

Signatures

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


----------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                Three Months                   Nine Months
Period Ended September 30,                                    1998            1997            1998             1997
----------------------------------------------------------------------------------------------------------------------
Revenues:
 Commissions                                               $    797         $    783        $  2,376         $  2,185
 Investment banking                                             531              597           1,799            1,556
 Principal transactions                                      (1,331)             790            (236)           2,261
 Asset management and administration fees                       563              448           1,614            1,236
 Other                                                           28               41             102               94
----------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                      588            2,659           5,655            7,332
----------------------------------------------------------------------------------------------------------------------
 Interest and dividends                                       3,338            3,207          10,124            8,706
 Interest expense                                             3,013            2,841           9,003            7,588
----------------------------------------------------------------------------------------------------------------------
Net interest and dividends                                      325              366           1,121            1,118
----------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                               913            3,025           6,776            8,450
----------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
 Compensation and benefits                                      915            1,627           4,181            4,548
 Communications                                                 118              127             351              372
 Floor brokerage and other production                           111               99             326              271
 Occupancy and equipment                                        105              108             315              324
 Advertising and market development                              80               70             218              202
 Professional services                                           69               53             166              141
 Other operating and administrative expenses                     39              113             288              347
 Restructuring credit                                            --               --            (324)              --
----------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                    1,437            2,197           5,521            6,205
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              (524)             828           1,255            2,245
Provision (benefit) for income taxes                           (199)             321             477              876
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $   (325)        $    507        $    778         $  1,369
======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,                    December 31,
Dollars in millions                                                                    1998                             1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Assets:
Cash and cash equivalents                                                          $   3,186                        $  1,808
Cash segregated and on deposit for Federal and other
  regulations or deposited with clearing organizations                                 2,299                           2,034

Collateralized short-term financing agreements:
  Securities purchased under agreements to resell                 $53,895                               $75,802
  Deposits paid for securities borrowed                            41,056                                33,932
                                                                  -------                               -------
                                                                                      94,951                         109,734

Financial instruments and commodities owned and contractual
  commitments:
  U.S. government and government agency securities                 34,607                                52,109
  Non-U.S. government and government agency securities             24,777                                46,502
  Corporate debt securities                                        12,076                                13,614
  Equity securities                                                 5,152                                 6,420
  Contractual commitments                                          15,516                                10,120
  Mortgage loans and collateralized mortgage securities             6,589                                 3,103
  Other financial instruments                                       7,533                                 6,590
  Commodities                                                         445                                 1,274
                                                                  -------                               -------
                                                                                     106,695                         139,732
Receivables:
  Receivable for securities provided as collateral                  4,365                                     -
  Customers                                                        14,021                                12,415
  Brokers, dealers and clearing organizations                       5,128                                 3,212
  Other                                                             1,301                                 2,387
                                                                  -------                               -------
                                                                                      24,815                          18,014

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $983 and
  $884, respectively                                                                   1,083                             986

Other assets                                                                           5,149                           4,312
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $238,178                        $276,620
================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,                        December 31,
Dollars in millions                                                                  1998                                 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper                                                                 $ 11,825                            $   7,110
Other short-term borrowings                                                         4,303                                4,354

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                $77,959                                $113,593
   Deposits received for securities loaned                         8,500                                   5,978
                                                                 -------                                --------
                                                                                   86,459                              119,571
Financial instruments and commodities sold, not yet purchased, and contractual commitments:
   U.S. government and government agency securities               26,695                                  33,970
   Non-U.S. government and government agency securities           22,567                                  45,166
   Contractual commitments                                        16,240                                  11,688
   Equity securities                                               3,356                                   3,462
   Corporate debt securities and other                             3,057                                   1,880
                                                                 -------                                --------
                                                                                   71,915                               96,166
Payables and accrued liabilities:
   Obligation to return securities received as collateral          9,189                                       -
   Customers                                                      11,212                                   9,791
   Brokers, dealers and clearing organizations                     3,863                                   2,972
   Other                                                           9,037                                   8,719
                                                                 -------                                --------
                                                                                   33,301                               21,482
Term debt                                                                          20,915                               19,074
                                                                                 --------                             --------
Total liabilities                                                                 228,718                              267,757

Guaranteed preferred beneficial interests in Company
   subordinated debt securities                                                       345                                  345

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debt
  securities of the Company                                                           400                                    -

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
         authorized; 1,000 shares issued and outstanding)              -                                       -
   Additional paid-in capital                                      1,589                                   1,574
   Retained earnings                                               7,120                                   6,943
   Cumulative translation adjustments                                  6                                       1
                                                                 -------                                --------
Total stockholder's equity                                                          8,715                                8,518
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                       $238,178                             $276,620
==================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
Dollars in millions
Nine Months Ended September 30,                                                            1998              1997
-------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
   Net income adjusted for noncash items -
   Net income                                                                            $    778         $  1,369
   Depreciation and amortization                                                              241              219
-------------------------------------------------------------------------------------------------------------------
    Cash items included in net income                                                       1,019            1,588
-------------------------------------------------------------------------------------------------------------------
(Increase) decrease in operating assets -
    Cash segregated and on deposit for Federal and other regulations or
      deposited with clearing organizations                                                  (265)            (272)
    Collateralized short-term financing agreements                                         14,783          (24,231)
    Financial instruments and commodities owned and contractual commitments                33,037          (25,173)
    Receivables                                                                            (6,801)          (2,210)
    Other assets                                                                             (805)             (86)
-------------------------------------------------------------------------------------------------------------------
    (Increase) decrease in operating assets                                                39,949          (51,972)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
    Collateralized short-term financing agreements                                        (33,112)          44,959
    Financial instruments and commodities sold, not yet purchased, and contractual
      commitments                                                                         (24,251)          (4,634)
    Payables and accrued liabilities                                                       12,030            4,807
-------------------------------------------------------------------------------------------------------------------
    Increase (decrease) in operating liabilities                                          (45,333)          45,132
-------------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                                          (4,365)          (5,252)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Increase in commercial paper and other short-term
       borrowings                                                                           4,664            1,141
    Proceeds from issuance of term debt                                                     5,491            7,249
    Term debt maturities and repurchases                                                   (3,863)          (3,030)
    Collateralized mortgage obligations                                                       (81)            (129)
    Issuance of trust preferred securities                                                    400               --
    Dividends paid                                                                           (729)            (435)
    Other capital transactions                                                                  2              (97)
-------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                                       5,884            4,699
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Assets securing collateralized mortgage obligations                                        96              131
    Proceeds from the sale of Basis Petroleum                                                  --              365
    Property, equipment and leasehold improvements                                           (279)            (168)
    Other                                                                                      42              (22)
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                              (141)             306
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                            1,378             (247)
Cash and cash equivalents at January 1,                                                     1,808            1,607
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30,                                               $  3,186         $  1,360
===================================================================================================================

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

         The condensed consolidated statement of income for the three and nine months ended September 30, 1997 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1997, give retroactive effect to the Merger as a combination of entities under common control in a transaction accounted for in a manner similar to a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Salomon and Smith Barney had always been combined. Certain reclassifications have been made to conform the accounting policies of Salomon and Smith Barney.

         As a result of the Merger, the Company recorded a pre-tax restructuring charge of $838 million ($496 million after tax) in the fourth quarter of 1997. The material components of the restructuring reserve were as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Restructuring Reserve
                                   Restructuring Reserve as         Charges and Credits through               Balance at
Dollars in Millions                  Originally Recorded                September 30, 1998                September 30, 1998
------------------------------------------------------------------------------------------------------------------------------
Seven World Trade Center lease             $ 610                              ($324)*                           $286
Other facilities                              53                                (21)                              32
------------------------------------------------------------------------------------------------------------------------------
     Total facilities                        663                               (345)                             318
Severance                                    161                               (137)                              24
Other                                         14                                 (3)                              11
------------------------------------------------------------------------------------------------------------------------------
                                           $ 838                              ($485)                            $353**
==============================================================================================================================

         * In the second quarter of 1998, the Company recorded an adjustment of $324 million ($191 million after tax) to the restructuring reserve relating to the Seven World Trade Center lease. This reduction in the reserve resulted from negotiations on a sublease which indicated that excess space would be disposed of on terms more favorable than had been originally estimated. A current reassessment of space needs, including the merger with Citicorp, could indicate a need for increased occupancy by the Company of space previously considered excess, and could result in a further adjustment to reduce the restructuring reserve.

         ** Consists of $129 million cash component and $224 million non-cash component.

         All of the amounts were determined in accordance with the guidelines included in Emerging Issues Task Force ("EITF") 94-3 and represent costs that are not associated with future revenues and are either incremental or contractual with no economic benefit.

         At September 30, 1998, the portion of the cash and non-cash balances of the restructuring reserve that related to facilities were $96 million and $222 million, respectively. Such costs include lease costs which represent the difference between contractual obligations and the estimated fair market rental obtainable through sublease from the date that such facilities are expected to be vacated, and other costs incidental to sublease. These contractual lease payments are estimated to be expended over the remaining term and the remaining cash costs are expected to be paid in 1998 and 1999.

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

NOTE 2.  TRAVELERS MERGER WITH CITICORP

         On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers. Following the merger, Travelers changed its name to Citigroup Inc. ("Citigroup") Citigroup is a bank holding company subject to regulation under the Bank Holding Company Act of 1956 (the "BHCA"), the requirements of the Glass-Steagall Act and certain other laws and regulations. Section 20 of the Glass-Steagall Act prohibits a member bank of the Federal Reserve System, such as Citicorp's subsidiary Citibank, N.A., from being affiliated with a company that is engaged principally in underwriting and distributing securities. The Federal Reserve Board has determined that a securities firm that does not generate more than 25% of its gross revenues from underwriting and dealing in certain ineligible securities is not deemed for purposes of the Glass-Steagall Act to be "engaged principally" in securities underwriting and distribution.

         The Company does not believe that its compliance with applicable law as a result of the Citigroup merger will have a material adverse effect on its ability to continue to operate the businesses in which it is presently engaged.

NOTE 3.  PENDING TRANSACTION

         THE NIKKO SECURITIES CO., LTD.

         In August 1998, Travelers, the Company and The Nikko Securities Co., Ltd ("Nikko") signed an agreement to form a global strategic alliance. The agreement calls for the formation of a joint venture, to be called Nikko Salomon Smith Barney Limited ("Nikko Salomon Smith Barney"), which will provide investment banking, sales and trading and research services for corporate and institutional clients in Japan and other foreign jurisdictions. Nikko Salomon Smith Barney will combine the Japanese institutional and corporate business of the Company with Nikko's domestic and international institutional and corporate business. Nikko's retail business and other activities, including asset management, will remain under Nikko's management. Nikko Salomon Smith Barney will be headquartered in Tokyo and will maintain offices and staff worldwide.

         Nikko Salomon Smith Barney will be owned 51% by Nikko and 49% by the Company. It is anticipated that the joint venture will be operational in the first quarter of 1999, subject to applicable regulatory approvals.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The interim condensed consolidated financial statements reflect the accounts of SSBH, a wholly owned subsidiary of Citigroup. Material intercompany transactions have been eliminated. These interim condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected.

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

         Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

         NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 127 Deferral of the Effective Date of Certain Provisions of SFAS 125 ("SFAS 127"), which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of SFAS 127 created additional assets and liabilities on the Company's condensed consolidated statement of financial condition related to the recognition of securities provided and received as collateral. At September 30, 1998, the impact of SFAS 127 on the Company's condensed consolidated statement of financial position was a decrease to total assets and liabilities of approximately $3.6 billion. In addition, as a result of SFAS 127, certain inventory positions, primarily "Non-U.S. government and government agency securities," have been reclassified to receivables or payables.

         Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in an annual financial statement with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other changes in stockholder's equity from nonowner sources. The accumulated balance of changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in-capital in the statement of financial position. Cumulative translation adjustments are the only changes in the Company's equity from nonowner sources. The Company's total changes in equity from nonowner sources, net of tax, is as follows:

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
Dollars in Millions                            Three Months                               Nine Months
For the period ended
September 30,                           1998                  1997                1998                    1997
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                     $  (325)              $  507               $ 778                 $  1,369
Other changes in equity from
  nonowner sources                          5                   (1)                  5                       (7)
-----------------------------------------------------------------------------------------------------------------
Total changes in equity from
  nonowner sources                    $  (320)              $  506               $ 783                 $  1,362
=================================================================================================================

         During the third quarter of 1998, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. The impact of adopting SOP 98-1 on the Company's consolidated financial statements was not material.

         In June 1998, the Financial Accounting Standards Board issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the potential impact of the new accounting standard.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5.  CAPITAL REQUIREMENTS

         Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:


                                                                                                   NET               EXCESS OVER
(DOLLARS IN MILLIONS)                                                                              CAPITAL OR        MINIMUM
SUBSIDIARY                                           JURISDICTION                                  EQUIVALENT        REQUIREMENTS
---------------------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc.*                 U.S. Securities and Exchange Commission                 $2,960            $2,611
                                           Uniform Net Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited     United Kingdom's Securities and Futures Authority       $4,869            $  751

Salomon Smith Barney Japan Limited**       Japan's Ministry of Finance                             $  564            $  245

Salomon Brothers AG                        Germany's Banking Supervisory Authority                 $  277            $   27

The Robinson-Humphrey Company, LLC         U.S. Securities and Exchange Commission                 $   76            $   75
                                           Uniform Net Capital Rule (Rule 15c3-1)
---------------------------------------------------------------------------------------------------------------------------------

*On September 1, 1998, Salomon Brothers Inc and Smith Barney Inc. merged to form Salomon Smith Barney Inc.

**Prior to April 1, 1998, this entity was known as Salomon Brothers Asia
Limited.

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At September 30, 1998, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6.  CONTRACTUAL COMMITMENTS

         A summary of the Company's contractual commitments as of September 30, 1998 and December 31, 1997 is as follows:


                                                              SEPTEMBER 30, 1998                             DECEMBER 31, 1997
                                                       ---------------------------------       ----------------------------------
                                                                    Current Market or                        Current Market or
                                                                       Fair Value                                Fair Value
                                                       Notional    ---------------------    Notional     ------------------------
Dollars in billions                                     Amounts    Assets     Liabilities    Amounts     Assets      Liabilities
---------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
Futures contracts (a)                                  $  977.3    $   -          $   -      $  940.5    $   -           $   -
Other exchange-issued products:
  Equity contracts                                         11.0       .3             .4          10.6       .2              .4
  Fixed income contracts                                  224.8       .1             .1         138.1        -               -
  Commodities contracts                                     1.6        -              -           3.5        -               -
-------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                          1,214.7       .4             .5       1,092.7       .2              .4
-------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps
  and floors:
Swaps                                                   2,114.6                               1,345.9
Swap options written                                       68.4                                  38.6
Swap options purchased                                     79.4                                  48.8
Caps and floors                                           196.2                                 161.4
-------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps and floors (b)      2,458.6      9.1            9.3       1,594.7      5.8             6.7
-------------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
Forward currency contracts (b)                            146.1      1.2            1.1         115.4      1.0             1.0
Options written                                            77.4        -             .8          41.3        -              .6
Options purchased                                          65.1       .9              -          37.7       .6               -
-------------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options          288.6      2.1            1.9         194.4      1.6             1.6
-------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
Options and warrants on equities and equity indices        53.3      3.2            3.8          54.8      1.8             2.7
Options and forward contracts on fixed-income
   securities                                             643.9       .5             .6         343.4       .3              .1
Commodities contracts                                       9.7       .2             .1          14.3       .4              .2
-------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                          $4,668.8    $15.5          $16.2      $3,294.3    $10.1           $11.7
===============================================================================================================================

(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $18.5 billion and $6.0 billion at September 30, 1998 and $17.6 billion and $4.1 billion at December 31, 1997, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7.  MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

         SSBH has formed two statutory business trusts under the laws of the state of Delaware that exist for the exclusive purposes of (i) issuing trust securities (both common and preferred) representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the trust securities in subordinated debt securities of SSBH (in the case of SI Financing Trust I) and junior subordinated deferrable interest debt securities of SSBH (in the case of SSBH Capital I); and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debt securities and the related income effects are eliminated in the condensed consolidated financial statements. Distributions on the mandatorily redeemable preferred securities of subsidiary trusts below have been classified as interest expense in the condensed consolidated statement of income. The following table summarizes the financial structure of SSBH's subsidiary trusts at September 30, 1998:

------------------------------------------------------------------------------------------------------
                                                   SI Financing                         SSBH
                                                      Trust I                         Capital I
------------------------------------------------------------------------------------------------------
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
  Interest payable                                      Quarterly                        Quarterly
  Maturity date                                     June 30, 2026                 January 28, 2038
  Redeemable by issuer on or after                  June 30, 2001                 January 28, 2003
------------------------------------------------------------------------------------------------------

         SI Financing Trust I, a wholly owned subsidiary of SSBH, issued TRUPS(R)units to the public. Each TRUPS(R)unit includes a preferred security of SI Financing Trust I, as shown in the table above, and a purchase contract that requires the holder to purchase, in 2021 (or earlier if SSBH elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of Citigroup 9.50% Cumulative Preferred Stock, Series L. SSBH is obligated under the terms of each purchase contract to pay contract fees of 0.25% per annum.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 8.  LEGAL PROCEEDINGS

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



ITEM 2.
RESULTS OF OPERATIONS

The Company reported a loss of $325 million for the three months ended September 30, 1998 (the "1998 Quarter"), compared to net income of $507 million reported for the three months ended September 30, 1997 (the "1997 Quarter"). Included in the results for the 1998 Quarter is an after-tax loss of $700 million related to Global Arbitrage and Russian-related credit losses. Extreme volatility in the global fixed income markets negatively affected trading results in the 1998 Quarter, while Private Client and Asset Management performance continued at high levels. Revenues, net of interest expense, declined to $913 million in the 1998 Quarter compared to $3,025 million reported in the 1997 Quarter.

For the nine months ended September 30, 1998 (the "1998 Period"), the Company reported net income of $778 million compared to $1,369 million for the nine months ended September 30, 1997 (the "1997 Period). Revenues, net of interest expense, were $6,776 million in the 1998 Period compared to $8,450 million reported in the 1997 Period.

Net income for the 1998 Period includes a pre-tax credit of $324 million ($191 million after tax) which represents a reduction in the $838 million ($496 million net of tax) restructuring charge recorded in the fourth quarter of 1997 in connection with the merger of Salomon Inc and Smith Barney Holdings Inc. (See
Note 1 to the Condensed Consolidated Financial Statements for further discussion of the restructuring reserve.)

Commission revenues of $797 million in the 1998 Quarter were relatively unchanged from the 1997 Quarter. An increase in listed commissions in the 1998 Quarter was offset by decreases in other commissions. Commission revenues increased to $2,376 million in the 1998 Period compared to $2,185 million in the 1997 Period due to an increase in listed, OTC and mutual fund commissions.

Investment banking revenues decreased 11% to $531 million in the 1998 Quarter, as compared to the 1997 Quarter. An increase in merger and acquisition advisory fees was more than offset by declines in equity, high yield, high grade debt and unit trust underwritings. Investment banking revenues increased to $1,799 million in the 1998 Period compared to $1,556 million in the 1997 Period primarily due to increased merger and acquisition advisory fees.

Principal transaction revenues decreased to a loss of $1,331 million in the 1998 Quarter. Decreases in fixed income trading results include losses due to risk reductions in U.S. fixed income arbitrage, losses in other Global Arbitrage, and losses in the customer business. These decreases were partially offset by an increase in equity trading results. Fixed income trading results were adversely impacted by significant dislocations in the global fixed income markets, including greatly reduced liquidity and widening credit spreads. Included in these results are Russian-related credit losses. In the 1998 Period, principal transaction revenues decreased to a loss of $236 million. Principal transaction revenues by business activity were composed of the following:

---------------------------------------------------------------------------------------------------------------
Dollars in Millions                                      Three Months                           Nine Months
For the period ended September 30,                   1998             1997               1998               1997
---------------------------------------------------------------------------------------------------------------
Fixed Income                                       $(1,485)           $710               $(811)          $1,739
Equities                                                59              46                 348              327
Commodities                                             54              37                 209              185
Other                                                   41              (3)                 18               10
---------------------------------------------------------------------------------------------------------------
Total principal transaction revenues               $(1,331)           $790               $(236)          $2,261
===============================================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Asset management and administration fees increased 26% to $563 million in the 1998 Quarter compared to $448 million in the 1997 Quarter as a result of the growth in assets under fee-based management. Asset management and administration fees were $1,614 million in the 1998 Period compared to $1,236 million in the 1997 Period. At September 30, 1998, internally managed assets were $169.6 billion and total fee-based assets under management were $247.3 billion compared to $146.7 billion and $216.2 billion, respectively, at September 30, 1997. For further discussion of the Salomon Smith Barney Asset Management Division refer to the ASSET MANAGEMENT DIVISION section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Total assets under fee-based management were composed of the following:

--------------------------------------------------------------------------------------------------------
Dollars in billions
Period Ended September 30,                                                 1998                   1997
--------------------------------------------------------------------------------------------------------
Money market funds                                                       $ 55.1                 $ 45.3
Mutual funds                                                               53.5                   46.4
Managed accounts                                                           61.0                   55.0
--------------------------------------------------------------------------------------------------------
     Salomon Smith Barney Asset Management                                169.6                  146.7

Financial Consultant managed accounts                                      13.8                   11.1
--------------------------------------------------------------------------------------------------------
Total internally managed assets                                           183.4                  157.8

Consulting Group externally managed assets                                 63.9                   58.4
--------------------------------------------------------------------------------------------------------
Total fee-based assets under management                                  $247.3                 $216.2
========================================================================================================

Net interest and dividends decreased to $325 million for the 1998 Quarter from $366 million in the 1997 Quarter due to a decrease in the level of net interest-earning assets. For the 1998 Period, interest and dividends of $1,121 million was relatively unchanged from the 1997 Period.

Total expenses, excluding interest, decreased 35% to $1,437 million in the 1998 Quarter from $2,197 million in the 1997 Quarter, largely related to performance-based compensation accruals. Total expenses, excluding interest and the restructuring credit, were $5,845 million in the 1998 Period compared to $6,205 million in the 1997 Period. The Company continues to maintain its focus on controlling fixed expenses.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




ASSET MANAGEMENT DIVISION

Included in the Company's consolidated results is the following data relating to the Salomon Smith Barney Asset Management Division ("SSBAM"):

-------------------------------------------------------------------------------------------------------
Dollars in millions                               Three Months                        Nine Months
Period Ended September 30,                     1998           1997                 1998          1997
-------------------------------------------------------------------------------------------------------
Revenues:
  Investment advisory, administrative
    and distribution fees                     $ 217         $ 186                 $ 633        $ 527
  Unit Investment Trust revenues - net           18            19                    38           35
  Other                                           9             8                    25           31
-------------------------------------------------------------------------------------------------------
    Total revenues                              244           213                   696          593
-------------------------------------------------------------------------------------------------------
Expenses:
  Compensation and benefits                      41            38                   127          108
  Deferred commission amortization               31            32                    97           96
  Other expenses                                 56            45                   152          137
-------------------------------------------------------------------------------------------------------
    Total expenses                              128           115                   376          341
-------------------------------------------------------------------------------------------------------
    Income before income taxes                  116            98                   320          252
  Provision for income taxes                     46            39                   127          100
-------------------------------------------------------------------------------------------------------
Net income                                    $  70         $  59                 $ 193        $ 152
=======================================================================================================

SSBAM's net income increased 19% to $70 million in the 1998 Quarter and 27% to $193 million in the 1998 Period. Total revenues increased 15% to $244 million in the 1998 Quarter and 17% to $696 million in the 1998 Period. SSBAM's earnings growth reflects continued strength in mutual funds, retail and institutional managed accounts, and its share of unit trust revenues.

SSBAM's total assets under management reached $169.6 billion at September 30, 1998, an increase of 16% from the $146.7 billion reported at September 30, 1997. The increase in assets under management consisted of a 22% increase in money market funds, a 15% increase in mutual funds, and a 11% increase in accounts managed for high net worth individuals, pension funds, corporations and other institutions. In the 1998 Quarter, SSBAM completed its acquisition of the Australian asset management business of JP Morgan, which added $4.8 billion in assets under fee-based management. Investment advisory, administration and distribution fees rose 17% to $217 million in the 1998 Quarter and 20% to $633 million in the 1998 Period as a result of the 16% growth in assets under management from the comparable prior year period.

In the mutual fund sector, dollar inflows increased and performance continued to show improvement. In the 1998 Period, sales of Smith Barney proprietary mutual funds rose 34%, and accounted for a greater percentage - 29% in the 1998 Period compared to 26% in the 1997 Period - of the Company's total mutual fund sales.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $238 billion at September 30, 1998, down from $277 billion at year-end 1997. Due to the nature of the Company's trading activities, including its matched book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period (see Note 4 to the Condensed Consolidated Financial Statements for a discussion of the impact of SFAS 127 on assets and liabilities). A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). Financial instruments and commodities owned and contractual commitments declined as a result of decreased inventory positions in U.S. and Non-U.S. government and agency securities. The decline in U.S. government and government agency securities can, in part, be attributed to the risk reduction in the U.S. Fixed Income Arbitrage business while the decline in Non-U.S. government and government agency long and short securities is primarily SFAS 127 related.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, trust preferred securities, and its equity. Collateralized short-term financing, including repurchase agreements and collateralized loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $141.7 billion at September 30, 1998. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to collateralized financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, uncollateralized bank borrowings, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $15.4 billion at September 30, 1998.

SSBH has a $1.5 billion revolving credit facility with a bank syndicate that extends through May 2001, and a $3.5 billion 364-day revolving credit facility that extends through May 1999. SSBH may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facilities through commitment fees. At September 30, 1998, there were no outstanding borrowings under these facilities. Under these facilities SSBH is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At September 30, 1998, this requirement was exceeded by approximately $2.8 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that the Company's access to uncollateralized financing is temporarily impaired. The Company's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to uncollateralized funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the Company's funding options current and in line with market conditions. The management of this plan includes an analysis used to determine the Company's ability to withstand varying levels of stress, which could impact its liquidation horizons and required margins. In addition, the Company monitors leverage and liquidity ratios on a daily basis. The ratio of total assets less collateralized short-term financing agreements to equity (including trust preferred securities) was 15.1x at September 30, 1998, and was 18.8x at December 31, 1997.

OTHER

HIGH YIELD PORTFOLIO

The Company's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies, unrated securities with market yields comparable to entities rated below "triple B-," as well as sovereign debt issued by certain countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high yield securities exclude the collateralized portion of the Company's holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. The Company's trading portfolio of high yield securities owned is carried at market or fair value and totaled $4.9 billion and $6.8 billion at September 30, 1998 and December 31, 1997, respectively. The largest high yield exposure to one counterparty was $280 million and $785 million at September 30, 1998 and December 31, 1997, respectively.

OTHER

As of October 1, 1998, the Company had mark-to-market exposure to hedge funds of $2,122 million, collateralized by $2,167 million of cash and government securities, resulting in excess collateral of $45 million. Within these amounts, certain hedge funds have collateral in excess of the mark-to-market deficit, and others have deficits in excess of the collateral held. The total exposure to hedge funds with mark-to-market deficits in excess of collateral held is $48 million. No single hedge fund had a mark-to-market deficit of more than $8 million in excess of collateral held from that hedge fund. Mark-to-market exposure includes those hedge funds that owe the Company on foreign exchange and derivative contracts such as swaps, swap options, and other over-the-counter options and only the uncollateralized portion of receivables on reverse repurchase and repurchase agreements. This exposure can change significantly as a result of extreme market movements. The Company has no unsecured loans or loan commitments to hedge funds. The Company has no investments in hedge funds other than an investment in Long-Term Capital Management, LP, made in concert with a consortium of banks and securities firms.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



RISK MANAGEMENT

MARKET RISK

Measuring market risk using statistical risk management models has recently become the main focus of risk management efforts by many companies whose earnings are exposed to changes in the fair value of financial instruments. Management believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. While value at risk ("VAR") models are relatively sophisticated, they are of limited value for internal risk management in that they do not capture all of the risks inherent in all positions nor do they give any indication of which individual exposures are problematic or which of the many risk simulations are particularly worrisome. These models are used by the Company only as a supplement to other risk management tools.

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments and commodities owned and sold, contractual commitments, repurchase and resale agreements, and related funding at September 30, 1998 and December 31, 1997. The VAR relating to non-trading instruments has been excluded from this analysis.

--------------------------------------------------------------------------------------------
                                                 September 30,                December 31,
Dollars in millions                                       1998                        1997
--------------------------------------------------------------------------------------------
Interest rate                                              $46                         $41
Equities                                                     4                           8
Commodities                                                  8                           8
Currency                                                    18                           9
Diversification benefit                                    (24)                        (22)
--------------------------------------------------------------------------------------------
Total                                                      $52                         $44
============================================================================================

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating the above market risk amounts, the Company used a 95% confidence level and a one-day interval. The standard deviations and correlation assumptions are based on historical data and reflect a horizon of one year or more and no more than five years. VAR reflects a risk profile of the Company at a point in time and is not a predictor of future results.

OPERATIONAL RISK

YEAR 2000

Many computer applications have been written using two digits rather than four to define the applicable year, and therefore may not recognize a date using "00" as the Year 2000. This could result in the inability of the application to properly process transactions with the dates in the Year 2000 or thereafter. To ensure the Company's computer systems will correctly handle the date change, a firm-wide initiative was established to identify and resolve all problems. The Year 2000 Readiness Program (the "Project") was approved by the Board of Directors of Travelers and commenced early in 1996. The total cost of the Project is expected to be approximately $130 million to $150 million. Through the third quarter of 1998 the Company has expended approximately $78 million on the Project. The majority of the remaining costs are expected to be directed to testing activities. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred. The Project is comprised of five phases: 1) inventory, 2) assessment, 3) corrections where necessary, 4) testing and certification, and 5) deployment of Year 2000 compliant components to all locations worldwide. The Project began with a comprehensive inventory of hardware, vendor products, software developed in-house, market data feeds, and physical facilities around the world. The inventory also included electronic data exchanges with industry participants such as the New York
                                       18

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



Stock Exchange, the National Association of Securities Dealers, the Securities Industry Automation Company, the National Securities Clearing Corporation, The Depository Trust Company and other counterparties. To eliminate any processing errors associated with the millennium date change and other associated dates such as 9/9/99 and the leap year in the Year 2000, elements of the inventory were assessed to determine necessary changes and upgrades or replacement of vendor products. The inventory and assessment phases of the project were completed in the third quarter of 1997.

At this time, the correction phase of the project is nearing completion. Specifically, 63% of vendor products in use by the firm have been upgraded, and corrections have been made to 73% of systems developed in-house.

Testing and certification is the most complex part of the Project. The Company began testing in October 1997. Special mainframe and distributed system test environments were constructed in which dates can be advanced to create a variety of conditions that will be encountered as the millennium date change occurs. Applications are put through a rigorous series of tests at the unit, integration and enterprise levels, with sign-off by the relevant business areas at each level, before they are certified as Year 2000 compliant. Approximately 40% of the in-house applications are now certified. In addition to rigorous testing of each component, an enterprise level front-to-back test is being planned to test multiple systems working together to support business processes.

The Project remains on schedule. Correction work is expected to be completed by December 31, 1998; internal testing and application certification is expected to be completed by March 31, 1999; external testing and global deployment is expected to be completed by June 30, 1999.

The Company fully supports initiatives by the Securities Industry Association and other industry groups in conducting tests among industry participants, including the recently completed industry Beta Test, the government securities clearing test with the Federal Reserve Bank of New York and The Depository Trust Company, and the Futures Industry Association test. The Company has achieved successful results in each of these industry-wide tests in which it participated. The Company expects to participate in the Streetwide Test planned for March 1999, and expects to continue its testing program during 1999 with counterparties and selected clients.

There are many risks associated with the Year 2000 issue. Even if the Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Company has financial or operational relationships such as vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Company. Consequently, comprehensive, written contingency plans are being prepared so that alternative procedures and a framework for critical decisions are defined before any crisis occurs. These contingency plans are expected to be completed by the end of 1998.

The Company's expectation about future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. The Project will remain one of the Company's top priorities until these issues are resolved.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



EUROPEAN ECONOMIC AND MONETARY UNION

European Economic and Monetary Union ("EMU") is an historic event in Europe including the unification of currency in eleven major countries. The new unified currency, called the Euro, is expected to compete on a global scale with the U.S. Dollar and the Japanese Yen.

Introduction of the Euro will begin January 1, 1999, at which time the European Central Bank assumes control of the monetary policy for participating nations. Exchange rates between the participating countries will be fixed and the Euro will be available for electronic payments. Also on January 1, 1999, various issuers have announced they will re-denominate their securities and harmonize bond payment conventions. A three-year transition period will begin on January 1, 1999, after which Euro notes and coins will be issued by the European Central Bank and national currencies will be phased out.

The Company is addressing the technological implications that will result from the regulatory and market changes due to EMU. Changes to business processes have been defined and are nearing completion. The Company anticipates being fully prepared when the Euro is introduced on January 1, 1999.

FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the resolution of legal proceedings and environmental matters; the conduct of the Company's businesses following the Citicorp merger and the global strategic alliance with Nikko; the ability of the Company to modify its systems for the year 2000 and EMU in a timely manner; and the ability of the Company generally to achieve anticipated levels of operational efficiencies related to recently acquired companies, as well as achieving its other cost-savings initiatives. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

 For information concerning a suit filed by Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust) and others against Salomon Brothers Inc and Salomon Brothers Realty Corporation, see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1997 (File No. 1-4346), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein. The U.S. Court of Appeals for the Seventh Circuit granted defendants' petition for permission to appeal the District Court's denial of defendants' motion for summary judgement on the sole remaining claim.

For information concerning a complaint seeking unspecified money damages which was filed by Orange County, California against numerous brokerage firms, including Smith Barney Inc., see the description that appears in the seventh paragraph under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1997 (File No. 1-4346), which description is included as Exhibit 99.02 to this Form 10-Q and incorporated by reference herein. The stay of proceedings expired in August 1998.

For information concerning two actions filed in Louisiana by the City of New Orleans against Smith Barney Inc. and another underwriter, see the description that appears in the third paragraph under the caption "Legal Proceedings" beginning on page 20 of the Quarterly Report on Form 10-Q of SSBH for the quarter ended June 30, 1998 (File No. 1-4346), which description is included as
Exhibit 99.03 to this Form 10-Q and incorporated by reference herein. The Company filed a motion to dismiss the complaints in September 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                  See Exhibit Index.

         (b) Reports on Form 8-K:

                  On July 17, 1998, SSBH filed a Current Report on Form 8-K, dated July 6, 1998, reporting under Item 5 thereof that the Company had decided to restructure and significantly decrease the risk profile of the Company's U.S. fixed income arbitrage group.

                  On July 20, 1998, SSBH filed a Current Report on Form 8-K, dated July 20, 1998, reporting under Item 5 thereof the results of the Company's operations for the quarter ended June 30, 1998, and certain other selected financial data.

                  On July 22, 1998, SSBH filed a Current Report on Form 8-K, dated July 17, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Call Warrants on the 1998 TEN+(R) Index Expiring on July 17, 2000.

                  On July 30, 1998, SSBH filed a Current Report on Form 8-K, dated July 28, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Principal-Protected Equity Linked Notes due August 1, 2005.

                  On September 1, 1998, SSBH filed a Current Report on Form 8-K, dated August 31, 1998, reporting under Item 5 thereof certain results of operations of the Company during the July to August 1998 period.

                  No other reports on Form 8-K were filed during the third quarter of 1998; however, on October 14, 1998, SSBH filed a Current Report on Form 8-K, dated October 8, 1998, reporting under Item 5 thereof the consummation of the Travelers/Citicorp merger and certain results of the Company's operations for the quarter ended September 30, 1998, and certain other selected financial data; on October 23, 1998, SSBH filed a Current Report on Form 8-K, dated October 21, 1998, reporting under Item 5 thereof the results of the Company's operations for the quarter ended September 30, 1998, and certain other selected financial data; on October 29, 1998, SSBH filed a Current Report on Form 8-K, dated October 27, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Principal-Protected Equity Linked Notes due December 30, 2005; and on November 3, 1998, SSBH filed a Current Report on Form 8-K dated November 1, 1998, reporting under Item 5 thereof certain information regarding the integration of its corporate business with the corporate business of Citicorp and related executive matters.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SALOMON SMITH BARNEY HOLDINGS INC.
                                     (REGISTRANT)



DATE:  November 13, 1998             By: /s/ Charles W. Scharf
                                         --------------------------------------
                                     Charles W. Scharf
                                     Chief Financial Officer



                                     By:  /s/ Michael J. Day
                                         --------------------------------------
                                     Michael J. Day
                                     Controller

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

27.01+   Financial Data Schedule.

99.01+ Second and third paragraphs under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1997 (File No. 1-4346).

99.02+ Seventh paragraph under the caption "Legal Proceedings" beginning on page 13 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1997 (File No. 1-4346).

99.03+ Third paragraph under the caption "Legal Proceedings" beginning on page 20 of the Quarterly Report on Form 10-Q of SSBH for the quarter ended June 30, 1998 (File No. 1-4346).

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of SSBH does not exceed 10% of the total assets of SSBH and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

- ---------------

+  Filed herewith.