Form 10-K405
period 1998-12-31
SALOMON SMITH BARNEY HOLDINGS INC
filed 1999-03-16
CIK 200245

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                            ------------------------

                         COMMISSION FILE NUMBER 1-4346
                            ------------------------

                       SALOMON SMITH BARNEY HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      22-1660266
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
            388 GREENWICH STREET,
              NEW YORK, NEW YORK                                   10013
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (212) 816-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

                           REDUCED DISCLOSURE FORMAT

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I
(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] No [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     BECAUSE THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC., NONE OF THE REGISTRANT'S OUTSTANDING VOTING STOCK IS HELD BY NONAFFILIATES OF THE REGISTRANT. AS OF THE DATE HEREOF, 1,000 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE ISSUED AND OUTSTANDING.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           [COVER PAGE 1 OF 2 PAGES.]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
 9 1/2% TRUST PREFERRED STOCK(SM) (TRUPS(SM))             NEW YORK STOCK EXCHANGE
  UNITS OF SUBSIDIARY TRUST (AND REGISTRANT'S
         GUARANTY WITH RESPECT THERETO)
      6.25% EXCHANGEABLE NOTES DUE 2001                   NEW YORK STOCK EXCHANGE
        6 5/8% NOTES DUE JUNE 1, 2000                     NEW YORK STOCK EXCHANGE
 SMITH BARNEY S&P 500 EQUITY LINKED NOTES DUE    NEW YORK STOCK EXCHANGE AND CHICAGO BOARD
                AUGUST 13, 2001                               OPTIONS EXCHANGE
 SMITH BARNEY S&P 500 EQUITY LINKED NOTES DUE          CHICAGO BOARD OPTIONS EXCHANGE
                 MARCH 11, 2002
  NIKKEI 225 INDEX SECURITIES DUE AUGUST 20,     NEW YORK STOCK EXCHANGE AND CHICAGO BOARD
                      2002                                    OPTIONS EXCHANGE
SENIOR FLOATING INTEREST NOTES (FINS) DUE 2003            NEW YORK STOCK EXCHANGE
         (MEDIUM-TERM NOTES, SERIES D)
RESETTABLE EXCHANGEABLE STANDARD & POOR'S 500             AMERICAN STOCK EXCHANGE
          INDEX NOTES (SPINS) DUE 2001
 7.200% TRUST PREFERRED SECURITIES (TRUPS(R))             NEW YORK STOCK EXCHANGE
     OF SUBSIDIARY TRUST (AND REGISTRANT'S
         GUARANTY WITH RESPECT THERETO)
 EQUITY LINKED NOTES BASED UPON THE DOW JONES          CHICAGO BOARD OPTIONS EXCHANGE
  INDUSTRIAL AVERAGE(SM) DUE SEPTEMBER 6, 2005
     TARGETED GROWTH ENHANCED SECURITIES               CHICAGO BOARD OPTIONS EXCHANGE
       (TARGETS(SM)) OF SUBSIDIARY TRUST
   CALL WARRANTS ON THE 1998 TEN+(SM) INDEX            CHICAGO BOARD OPTIONS EXCHANGE
PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED             AMERICAN STOCK EXCHANGE
       UPON THE S&P 500(R) INDEX DUE 2005
PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED          CHICAGO BOARD OPTIONS EXCHANGE
       UPON THE S&P 500(R) INDEX DUE 2005

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

                           [COVER PAGE 2 OF 2 PAGES.]

                       SALOMON SMITH BARNEY HOLDINGS INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998
                            ------------------------

                               TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                          PAGE
-----------                                                          ----
       PART I
 1.    Business....................................................    1
 2.    Properties..................................................   11
 3.    Legal Proceedings...........................................   12
 4.    Submission Of Matters To A Vote Of Security Holders.........   14

       PART II
 5.    Market For Registrant's Common Equity And Related
         Stockholder Matters.......................................   14
 6.    Selected Financial Data.....................................   14
 7.    Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations.................................   14
 7a.   Quantitative And Qualitative Disclosures About Market
         Risk......................................................   35
 8.    Financial Statements And Supplementary Data.................   35
 9.    Changes In And Disagreements With Accountants On Accounting
         And Financial Disclosure..................................   35

       PART III
10-13  Omitted Pursuant to General Instruction I

       PART IV
 14.   Exhibits, Financial Statement Schedules, And Reports On Form
         8-K.......................................................   36
       Exhibit Index...............................................   38
       Signatures..................................................   40
       Index to Consolidated Financial Statements and Schedules....  F-1

                                     PART I

ITEM 1.  BUSINESS.

                                  THE COMPANY

     Salomon Smith Barney Holdings Inc. ("SSBH") operates through its subsidiaries in two business segments: (i) Investment Services and (ii) Asset Management. Salomon Smith Barney provides investment banking, securities and commodities trading, capital raising, asset management, advisory, research and brokerage services to its customers, other financial services and executes proprietary trading strategies on its own behalf. As used in this Form 10-K, unless the context otherwise requires, "Salomon Smith Barney" and the "Company" refer to SSBH and its consolidated subsidiaries.

     In February 1999, the Company and The Nikko Securities Co., Ltd ("Nikko") formed a joint venture. Nikko Salomon Smith Barney Limited ("Nikko Salomon Smith Barney") provides investment banking, sales and trading and research services for corporate and institutional clients in Japan and other foreign jurisdictions. Nikko Salomon Smith Barney combines the Japanese institutional and corporate business of the Company with Nikko's domestic and international institutional and corporate business. Nikko's retail business and other activities, including asset management, will remain under Nikko's management. Nikko Salomon Smith Barney is headquartered in Tokyo and maintains offices and staff worldwide. Nikko Salomon Smith Barney is owned 51% by Nikko and 49% by the Company.

     Citigroup Inc. ("Citigroup"), SSBH's parent, is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through Global Consumer, Global Corporate and Investment Bank, Asset Management, and Investment Activities. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

     The principal offices of the Company are located at 388 Greenwich Street, New York, New York 10013, telephone number (212) 816-6000. The Company was incorporated in Delaware in 1960.(1)

---------------

(1) Certain items in this Form 10-K, including certain matters discussed under
    Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward- looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in "Outlook" in the MD&A.

                              INVESTMENT SERVICES

     Salomon Smith Barney is a global, full-service investment banking and securities brokerage firm with more than 514 offices in 26 countries worldwide. Salomon Smith Barney provides a full range of financial advisory, research and capital raising services to corporations, governments and individuals. The firm's 10,800 Financial Consultants, located in approximately 450 offices across the United States, service over 5.7 million client accounts, representing over $770 billion in assets.

INVESTMENT BANKING AND TRADING

     Salomon Smith Barney's global investment banking services encompass a full range of capital market activities, including the underwriting and distribution of debt and equity securities for United States and foreign corporations and for state, local and other governmental and government sponsored authorities. The Company frequently acts as an underwriter or private placement agent in corporate and public securities offerings and provides alternative financing options. It also provides financial advice to investment banking clients on a wide variety of transactions including mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings and a variety of cross-border transactions.

     Salomon Smith Barney executes securities and commodity futures brokerage transactions on all major United States securities and futures exchanges and major international exchanges on behalf of customers and for its own account. The Company's significant capital base and extensive distribution capabilities also enable it to provide liquidity to investors across a broad range of markets and financial instruments, and to execute capital-intensive transactions on behalf of its customers and for its own account. It executes transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in over 1,329 equity securities traded on the NASDAQ system. Additionally, the firm makes markets in convertible and preferred stocks, warrants and other equity securities.

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

RETAIL BROKERAGE AND RELATED SERVICES

     The Private Client Division provides investment advice and financial planning and brokerage services for almost six million client accounts, primarily through the network of Salomon Smith Barney Financial Consultants. A significant portion of Salomon Smith Barney's revenues is generated from the commissions that it earns as a broker for its clients in the purchase and sale of securities. Financing customers' securities transactions through secured margin lending provides Salomon Smith Barney with an additional source of income. While credit losses may arise as a result of this financing activity, to date such losses have not been material. The Financial Consultants also sell proprietary mutual funds and a large number of mutual funds sponsored and managed by others, and Salomon Smith Barney receives commissions and other sales and services revenues from these activities.

     Qualified Salomon Smith Barney Financial Consultants also offer individual insurance products, primarily variable annuities. Some of these products, such as Travelers Life and Annuity's Vintage Life(R) and Vintage Annuity(R), single premium variable annuity and universal life products, 401(k) Blueprint(R) and Travelers Target Maturity(R), a market value-adjusted fixed annuity, are manufactured by other subsidiaries of Citigroup.

     The Company's Corporate Client Group provides retirement plan services and stock plan services to a wide variety of corporations. These services involve the management of defined benefit and defined contribution plan products such as 401(k) plans, as well as the provision of administrative and brokerage services for sponsors of and participants in stock option and other stock-based benefit plans.

     In addition to more traditional brokerage services, Salomon Smith Barney Financial Consultants also deliver the programs and services offered by Salomon Smith Barney's Consulting Group

("CG"). CG sponsors a number of different "wrap fee" programs, in which CG and Salomon Smith Barney typically provide a range of services, such as an analysis of the client's financial situation, investment needs and risk tolerance; recommendations and ongoing monitoring of the performance and suitability of the investment manager(s) retained; and securities execution, custody, reporting and recordkeeping. In such programs, the client generally pays a single bundled fee for these services. CG also offers "wrap fee" programs in which separate accounts are managed by selected, specially trained Salomon Smith Barney Financial Consultants. Assets in the Financial Consultant managed programs at December 31, 1998, totaled $16.5 billion, as compared to $11.6 billion and $7.9 billion at year-end 1997 and 1996, respectively.

     In addition, CG provides traditional investment management consulting services to institutions, including assisting clients in formulating investment objectives and policies and in selecting investment management firms for the day-to-day management of client portfolios. As of December 31, 1998, the Company provided consulting services with respect to externally managed client assets aggregating approximately $59.0 billion, excluding the TRAK(R) program described below, as compared to approximately $49.2 billion at December 31, 1997 and approximately $37.5 billion at December 31, 1996.

     Salomon Smith Barney's TRAK(R) program provides clients with non-discretionary asset allocation advice based on the client's identification of investment objectives and risk tolerances. TRAK(R) clients include both individuals and institutions, including participant-directed 401(k) plans. Clients can choose to allocate assets among the CG Capital Markets funds, a series of 14 mutual funds each corresponding to a particular asset class and investment style, or from among the selected fund offerings of 40 no-load or load-waived mutual fund families (including Smith Barney proprietary funds) corresponding to the same asset class and investment style criteria. At December 31, 1998, TRAK(R) assets exceeded $12.8 billion, as compared to approximately $10.5 billion at December 31, 1997 and approximately $7.2 billion at December 31, 1996. Salomon Smith Barney also offers a separate offshore TRAK(R) program to non-resident alien clients, which includes client investment in a series of asset class/investment style funds domiciled outside the United States.

TRUST SERVICES

     Certain subsidiaries of Citigroup are chartered as trust companies and provide a full range of fiduciary services with a particular emphasis on personal trust services. Another Citigroup subsidiary offers a broad range of trustee services for qualified retirement plans, with particular emphasis on the 401(k) plan market. Each of these trust companies is subject to supervision by either federal or state banking authorities, as appropriate based upon the jurisdiction in which such trust company is chartered, and uses the distribution network of Salomon Smith Barney to market its services. Salomon Smith Barney provides certain advisory and support services to the trust companies and receives fees for such services. Certain subsidiaries of SSBH also operate a private trust services business that is licensed as a bank and trust company in the Cayman Islands.

PHIBRO AND OTHER

     Phibro conducts a global commodities dealer business through its principal offices in Westport (Connecticut), London and Singapore. Commodities traded include crude oil, refined oil products, natural gas, electricity, metals and various soft commodities. During 1998, Phibro continued its downsizing effort to significantly reduce the scope of some of its activities. Phibro makes extensive use of futures markets and is a participant in the OTC derivatives market. Its principal competitors are major integrated oil companies, other commodity trading companies, certain investment banks and other financial institutions.

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

     For a summary of the Company's operations by geographic area, see Note 7 of Notes to Consolidated Financial Statements.

DERIVATIVES AND RISK MANAGEMENT

     Derivative instruments are contractual commitments or payment exchange agreements between counterparties that "derive" their value from some underlying asset, index, interest rate or exchange rate. The Company enters into various bilateral financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward purchase and sale agreements, option contracts and warrants. Derivatives activities, like Salomon Smith Barney's other ongoing business activities, give rise to market, credit and operational risks, although the Company also uses derivative instruments to manage these risks in its other businesses. For a more complete discussion of Salomon Smith Barney's use of derivative financial instruments and certain of the related risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 4, 5, 9, 17 and 18 of Notes to Consolidated Financial Statements.

COMPETITION

     The businesses in which Salomon Smith Barney is engaged are highly competitive. The principal factors affecting competition in the investment banking and brokerage industry are the quality and ability of professional personnel and the relative prices of services and products offered. In addition to competition from other investment banking firms, both domestic and international, and securities brokerage companies and discount and on-line securities brokerage operations, including regional firms in the United States, there has been increasing competition from other sources, such as commercial banks, insurance companies and other major companies that have entered the investment banking and securities brokerage industry, in many cases through acquisitions. Certain of those competitors may have greater capital and other resources than the Company.

                                ASSET MANAGEMENT

     The Asset Management segment is comprised of two primary asset management business platforms: Salomon Brothers Asset Management and the Smith Barney Asset Management division of Salomon Smith Barney Inc. These companies offer a broad range of asset management products and services from global investment centers, including mutual funds, closed-end funds, managed accounts and unit investment trusts.

     Clients include private and public retirement plans, endowments, foundations, banks, central banks, insurance companies, other corporations, government agencies, high net worth and other individuals. Client relationships may be introduced through the cross-marketing and distribution opportunities within the Citigroup structure, through Asset Management's own sales force or through independent sources.

     The Company receives ongoing fees, generally stated as a percentage of the client's assets, from asset management clients. At December 31, 1998, client assets managed by Salomon Smith Barney Asset Management were approximately $186.0 billion, as compared to approximately $152.5 billion at December 31, 1997 and approximately $126.5 billion at December 31, 1996. These amounts include separately managed accounts with assets of approximately $68.3 billion at December 31, 1998, $54.1 billion at December 31, 1997 and $44.5 billion at December 31, 1996.

     The following table shows the aggregate assets in, and number of, mutual funds managed by the Company at December 31 for each of the last three years.

                                                      MUTUAL FUND ASSETS UNDER MANAGEMENT
                                                                  DECEMBER 31,
                                            --------------------------------------------------------
                                                  1998                1997                1996
                                            ----------------    ----------------    ----------------
                                                             (DOLLARS IN BILLIONS)
                                            NO. OF              NO. OF              NO. OF
                                            FUNDS     ASSETS    FUNDS     ASSETS    FUNDS     ASSETS
                                            ------    ------    ------    ------    ------    ------
Money market..............................    14      $ 58.6      15      $46.6       13      $41.6
Mutual funds..............................   128        55.4     114       48.6      111       38.1
Annuities.................................    32         3.7      26        3.2       25        2.3
                                             ---      ------     ---      -----      ---      -----
          Total...........................   174      $117.7     155      $98.4      149      $82.0
                                             ===      ======     ===      =====      ===      =====

SMITH BARNEY ASSET MANAGEMENT

     At December 31, 1998, Smith Barney Asset Management sponsored 70 mutual funds (open-end investment companies), including taxable and tax-exempt money market funds, equity funds, taxable fixed income funds and tax-exempt fixed income funds sold primarily through Salomon Smith Barney Financial Consultants and the Primerica Financial Services sales force, affiliates of the Company. Smith Barney Asset Management also serves as the primary investment manager to twelve closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. In addition, at December 31, 1998, Smith Barney Asset Management managed 27 mutual fund portfolios serving as funding vehicles for variable annuity contracts, including certain variable annuities and other individual products of the Travelers Life and Annuity unit of Citigroup, which are sold by Salomon Smith Barney Financial Consultants. Smith Barney Asset Management also sponsors and manages 18 mutual funds domiciled outside the United States, which are offered to Salomon Smith Barney's non-resident alien client base as well as to the general public.

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

     Smith Barney Asset Management also sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by Smith Barney Asset Management; other trusts are jointly sponsored through a syndicate of major broker-dealers of which Smith Barney is a member. At December 31, 1998, outstanding unit trust assets held by Smith Barney's clients were approximately $13.2 billion, as compared to approximately $11.8 billion at December 31, 1997 and approximately $8.6 billion at December 31, 1996.

SALOMON BROTHERS ASSET MANAGEMENT

     Salomon Brothers Asset Management provides separate account discretionary and non-discretionary investment management services to pension funds, investment companies, endowments, foundations, banks, central banks, insurance companies, other corporations, governmental agencies and individuals. Client relationships may be introduced through traditional independent consultant evaluations as well as through the individual and institutional client relationships of the Company's broker-dealer subsidiaries.

     At December 31, 1998, Salomon Brothers Asset Management sponsored 16 mutual funds, including taxable and tax-exempt money market funds, equity funds, taxable fixed income funds and tax-exempt fixed income funds sold primarily through dealer agreements with a variety of national and regional brokerage firms, including Salomon Smith Barney Inc. Salomon Brothers Asset Management serves as investment manager to these mutual funds, as well as to 5 mutual portfolios serving as funding vehicles for variable annuity contracts as well as to 11 closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. Salomon Brothers Asset Management also manages 15 mutual funds domiciled outside the United States, which are offered to Salomon Smith Barney's non-resident alien client base as well as to the general public.

COMPETITION

     Competitors of the mutual funds and asset management groups include a large number of mutual fund management and sales companies, asset management firms and banks. Competition in mutual fund sales and investment management is based on investment performance, service to clients and product design.

                               OTHER INFORMATION

REGULATION

     Certain of SSBH's subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate. Some subsidiaries are registered as broker-dealers and as investment advisers with the U.S. Securities and Exchange Commission (the "SEC") and as futures commission merchants and as commodity pool operators with the Commodity Futures Trading Commission ("CFTC"). Certain of SSBH's subsidiaries are also members of the New York Stock Exchange, Inc. (the "NYSE") and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"), a not-for-profit membership corporation designated as a registered futures association by the CFTC. The Company's primary broker-dealer subsidiaries, Salomon Smith Barney Inc. ("SSB") and The Robinson-Humphrey Company, LLC ("R-H"), are registered as broker-dealers in all 50 states, the District of Columbia and Puerto Rico, and in addition are registered as investment advisers in certain states that require such registration. SSB is also a registered broker-dealer in Guam. SSB is also a reporting dealer to the Federal Reserve Bank of New York and a member of the principal United States futures exchanges. SSB and R-H are subject to extensive regulation, primarily for the benefit of their customers, including minimum capital requirements, which are promulgated and enforced by, among others, the SEC, the CFTC, the NFA, the NYSE, various self-regulatory organizations of which these subsidiaries are members and the securities administrators of the 50 states, the District of Columbia and Puerto Rico and, in the case of SSB, Guam. The SEC and the CFTC also require certain registered broker-dealers (including
SSB) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

     Salomon Smith Barney's operations abroad are conducted through various subsidiaries, principally Salomon Brothers International Limited ("SBIL") in London, Nikko Salomon Smith Barney in Tokyo and Salomon Brothers AG ("SBAG") in Frankfurt. Its activities in the United Kingdom, which include investment banking, trading, brokerage and asset management services, are subject to the Financial Services Act 1986, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Securities and Futures Authority and the Investment Management Regulatory Organisation. Nikko Salomon Smith Barney is a registered foreign securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to non-Japanese securities firms and are regulated by the Japanese Ministry of Finance and Financial Supervisory Agency. SBAG is a German bank, principally engaged in securities trading and investment banking and is regulated by Germany's Banking Supervisory Authority. These and other subsidiaries of SSBH are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Salomon Smith Barney's other offices are also subject to the jurisdiction of local financial services regulatory authorities.

     In connection with the mutual funds business, SSBH and its subsidiaries must comply with regulations of a number of regulatory agencies and organizations, including the SEC, the NASD and regulatory agencies in the United Kingdom and Germany. SSBH is the direct or indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940 and the Investment Company Act of 1940. Under those Acts, the advisory contracts between SSBH's investment adviser subsidiaries and the mutual funds they serve ("Affiliated Funds") would automatically terminate upon an assignment of such contracts by the investment adviser. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of Citigroup's voting securities. In that event, consent to the assignment from the shareholders of the Affiliated Funds involved would be needed for the advisory relationships to continue. In addition, the Company's registered investment advisers and the Affiliated Funds are subject to certain restrictions in their dealings with each other. For example, SSB may act as broker to an Affiliated Fund in a transaction involving an exchange-traded security only when that fund maintains procedures that govern, among other things, the execution price of the transaction and the commissions paid; it may not, however, conduct principal transactions with an Affiliated Fund. Further, an Affiliated Fund may acquire securities during the existence of an underwriting where SSB is a principal underwriter only in certain limited situations.

     SSB and R-H are members of the Securities Investor Protection Corporation ("SIPC"), which, in the event of liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. In addition, SSBH has purchased additional coverage of up to $150 million for eligible customers, approximately $50 million of which is from a subsidiary of Citigroup.

     Citigroup, SSBH's parent, is a bank holding company subject to the Bank Holding Company Act of 1956 (the "BHCA"). For a discussion of the BHCA and its application to the Company, see Note 2 of Notes to Consolidated Financial Statements.

     President Clinton's recent budget proposal (the "Budget Proposal") contains a number of tax provisions that could adversely impact Salomon Smith Barney, for example, provisions relating to tax-exempt interest obligations. The Budget Proposal, which is in its early stages of consideration, has not yet been introduced as part of any legislation in Congress. It is unclear which if any of the President's proposals will become law.

  Capital Requirements

     As registered broker-dealers, SSB and R-H are subject to the SEC's net capital rule, Rule 15c3-1 (the "Net Capital Rule"), promulgated under the Exchange Act. These companies compute net capital under the alternative method of the Net Capital Rule, which requires the maintenance of minimum net capital, as defined. A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such debit balances.

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

     SSB had net capital, computed in accordance with the Net Capital Rule, of $3.195 billion, which exceeded the minimum net capital requirement by $2.841 billion. For further discussion of capital requirements related to the Company's principal regulated subsidiaries, see Note 12 of Notes to Consolidated Financial Statements.

GENERAL BUSINESS FACTORS

     In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

     At December 31, 1998, the Company had approximately 34,930 full-time and 1,363 part-time employees.

SOURCE OF FUNDS

     For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company and its subsidiaries, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources," and Notes 8 and 9 of Notes to Consolidated Financial Statements.

TAXATION

     For a discussion of tax matters affecting the Company and its operations, see Note 14 of Notes to Consolidated Financial Statements.

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

     The Company leases two buildings located at 388 and 390 Greenwich Street, New York and totaling approximately 2,300,000 square feet, through March, 2003. The Company has a purchase option with respect to these properties. The Company also leases approximately 1,018,000 square feet of office space at Seven World Trade Center in New York City, through 2010.

     The Company believes that these facilities are adequate for the purposes for which they are used and are well maintained. For further information concerning leases, see Note 10 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject.

     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participation interests in transactions in which it purchased as principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three such interests and 100% of one such interest were sold to APT for purchase prices aggregating approximately $20.9 million. Plaintiffs' second amended complaint seeks (a) judgment on the ERISA claims for the purchase prices of the four participation interests (approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (b) judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. The court dismissed the RICO, breach of contract, and unjust enrichment claims. The court also found that defendants did not qualify as an ERISA fiduciary and dismissed the claims based on that allegation. Defendants moved for summary judgment on the sole remaining claim. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. Defendants are awaiting a decision.

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

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Smith Barney, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). Plaintiff alleges, among other things, that defendants recommended and sold to plaintiff unsuitable securities and that such transactions were outside the scope of plaintiff's statutory and constitutional authority (ultra vires). Defendants' motion for summary judgment was granted with respect to the ultra vires claims in February 1999. The court allowed the filing of an amended complaint asserting claims based on alleged breaches of fiduciary duty.

     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a declaratory judgment that Smith Barney Inc. and another underwriter are responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The Company filed a motion to dismiss the complaints in September 1998, and the complaints were subsequently amended. The Company has filed a motion to dismiss the amended complaints.

     In November 1998, a purported class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleges that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. The Company intends to contest this complaint vigorously.

ENVIRONMENTAL MATTERS

     In July 1996, the City and County of Denver ("Denver") enacted an ordinance imposing a substantial fee on any radioactive waste or radium-contaminated material disposed of in the City of Denver. Under this ordinance, Denver assessed a subsidiary of Salomon, the S.W. Shattuck Chemical Company, Inc. ("Shattuck"), $9.35 million for certain disposal already carried out. Shattuck sued to enjoin imposition of the fee on constitutional grounds. The United States also sued, seeking to enjoin imposition of the fee on constitutional grounds. Denver counterclaimed and moved to add SSBH as a defendant for past costs. These cases have been consolidated before the U.S. District Court in Colorado, which granted Shattuck's motion for a preliminary injunction enjoining Denver from enforcing the ordinance during the pendency of the litigation. The parties have reached a settlement.

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

     All of the outstanding common stock of the Company is owned by Citigroup.

ITEM 6.  SELECTED FINANCIAL DATA.

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 6 is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In 1998, the Company recorded income from continuing operations, including the Citigroup restructuring charge and credits relating to the restructuring charge booked in the fourth quarter of 1997, of $818 million compared to $1,145 million and $1,865 million for the years ended December 31, 1997 and 1996, respectively. Income from continuing operations in 1997 includes the restructuring charge booked in connection with the merger of Salomon and Smith Barney (see Notes 1 and 2 to the consolidated financial statements for further discussion of the restructuring charges). Revenues, net of interest expense were $9.2 billion in 1998 compared to $10.9 billion and $10.7 billion in 1997 and 1996, respectively.

     Gain on sale of subsidiaries and affiliates in 1996 includes a pre-tax gain of $48 million related to the sale of the Company's indirect wholly owned subsidiary The Mortgage Corporation Limited, which originated and serviced residential mortgages in the United Kingdom. This gain has not been allocated to either of the Company's operating segments.

     The Company's 1996 results also reflect losses from discontinued operations, including a $290 after-tax loss related to the sale of Basis Petroleum. As discussed in the "Discontinued Operations" section that follows, Basis Petroleum is reflected as a discontinued operation in this report.

Following is a discussion of the results of operations of the Company's two operating segments, Investment Services and Asset Management.

                             RESULTS OF OPERATIONS

INVESTMENT SERVICES

DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                     1998      1997      1996
------------------------                                   ------    ------    ------
Revenues:
  Commissions............................................  $3,202    $2,956    $2,600
  Investment banking.....................................   2,281     2,082     1,975
  Principal transactions.................................    (116)    2,500     3,024
  Asset management and administration fees...............   1,308       997       777
  Other..................................................     172       119       140
                                                           ------    ------    ------
Total noninterest revenues...............................   6,847     8,654     8,516
                                                           ------    ------    ------
  Net interest and dividends.............................   1,456     1,533     1,515
                                                           ------    ------    ------
Revenues, net of interest expense........................   8,303    10,187    10,031
                                                           ------    ------    ------
Noninterest expenses:
  Compensation and benefits..............................   5,672     5,891     5,429
  Other operating and administrative expenses............   2,006     1,983     1,847
  Restructuring charge, net..............................    (274)      838        --
                                                           ------    ------    ------
Total noninterest expense................................   7,404     8,712     7,276
                                                           ------    ------    ------
Income from continuing operations before income taxes....     899     1,475     2,755
                                                           ------    ------    ------
Income taxes.............................................     333       538     1,096
                                                           ------    ------    ------
Income from continuing operations........................  $  566    $  937    $1,659
                                                           ======    ======    ======

     The Company's investment services segment recorded income from continuing operations for 1998, including the Citigroup restructuring charge and the credits related to the restructuring charge booked in the fourth quarter of 1997, of $566 million compared to $937 million and $1,659 million for the years ended December 31, 1997 and 1996, respectively. Income from continuing operations in 1997 includes the restructuring charge booked in connection with the merger of Salomon and Smith Barney (see Notes 1 and 2 to the consolidated financial statements for further discussion of the restructuring charges).

     Revenues, net of interest in 1998 declined 18% to $8.3 billion, primarily due to a decline in principal transaction revenue from fixed income and global arbitrage activities offset to an extent by increases in commissions, asset management and administration fees and investment banking revenues. Revenues, net of interest in 1997 were $10.2 billion, a 2% improvement over the $10.0 billion in 1996, primarily reflecting increases in commissions and asset management and administration fees, offset by a decline in principal transaction revenues from fixed income trading and the global arbitrage business.

     Commission revenues increased 8% in 1998 to $3.2 billion, from $3.0 billion in 1997 and $2.6 billion in 1996. The 1998 and 1997 increases reflect growth in sales of listed and over-the-counter ("OTC") securities. The 1997 results also reflect higher commissions from mutual funds activity, as well as increased insurance and annuity sales.

     Investment banking revenues were $2.28 billion in 1998 compared to $2.08 billion in 1997 and $1.98 billion in 1996. The increases in 1998 and 1997 reflect revenue growth in unit trust, public finance, and high grade debt underwritings, and mergers and acquisitions. This was offset somewhat by a decline in equity underwritings. Investment banking revenues in 1998 were favorably impacted by an increase in private placement fees, offset by a decline in high yield underwritings. Investment banking revenues in 1997 were also favorably impacted by increased high yield underwriting revenues. For 1998, the Company was ranked #1 in the industry in municipal underwritings, and #2 in domestic and #3 in global debt and equity underwriting, according to Securities Data Corp.

     Principal transaction revenues declined to a loss of ($116) million in 1998. Decreases in fixed income trading results include losses due to risk reductions in the U.S. fixed income arbitrage business, and losses in other global arbitrage. These decreases were offset to an extent by an increase in equity trading results. Fixed income trading results were adversely impacted by significant dislocations in the global fixed income markets, including greatly reduced liquidity and widening credit spreads. Also included in fixed income results are Russian-related credit losses. In 1997 principal transaction revenues decreased to $2.5 billion compared to $3.0 billion in 1996. This was the result of a decrease in long-term fixed income trading strategies, partially offset by an increase in customer sales and trading. Also contributing to the 1997 decline was increased volatility in the global equity markets and a loss on risk arbitrage positions in British Telecommunications PLC and MCI Communications Corporation, partially offset by improved results in long-term equity strategies.

     Asset management and administration fees were $1.31 billion in 1998 compared to $997 million in 1997 and $777 million in 1996. The investment services segment includes results from assets managed by the Company's Financial Consultants as well as assets that are externally managed by the consulting group. Assets under fee-based management in these two categories increased significantly over the three-year period, causing the corresponding increase in revenue.

     Total assets under fee-based management were as follows:

DOLLARS IN BILLIONS
AT DECEMBER 31,                                             1998      1997      1996
-------------------                                        ------    ------    ------
Money market funds.......................................  $ 58.6    $ 46.6    $ 41.6
Mutual funds.............................................    59.1      51.8      40.4
Managed accounts.........................................    68.3      54.1      44.5
                                                           ------    ------    ------
Salomon Smith Barney Asset Management....................   186.0     152.5     126.5
Financial Consultant managed accounts*...................    16.5      11.6       7.9
                                                           ------    ------    ------
Total internally managed accounts........................   202.5     164.1     134.4
Consulting Group externally managed assets*..............    71.9      59.7      44.1
                                                           ------    ------    ------
Total assets under fee-based management..................  $274.4    $223.8    $178.5
                                                           ======    ======    ======

---------------
* Related results included in Investment Services segment.

     Total noninterest expenses, excluding the net restructuring charge relating to the merger of Salomon and Smith Barney and the Citigroup restructuring charge, were $7.7 billion in 1998 compared to $7.9 billion in 1997 and $7.3 billion in 1996. Total expenses were relatively unchanged in 1998 while the 8% increase in 1997 primarily reflects an increase in production-related compensation and benefits expense, reflecting increased revenues as well as higher floor brokerage and other production-related costs. The Company continues to maintain its focus on controlling fixed expenses.

ASSET MANAGEMENT

DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                       1998    1997    1996
-----------------------                                       ----    ----    ----
Revenues:
  Asset management and administration fees..................  $857    $718    $613
  Net interest and dividends and other revenue..............    47      42      24
                                                              ----    ----    ----
Revenues, net of interest expense...........................   904     760     637
                                                              ----    ----    ----
Noninterest expenses:
  Compensation and benefits.................................   176     146     129
  Other operating and administrative expenses...............   311     269     247
                                                              ----    ----    ----
Total noninterest expense...................................   487     415     376
                                                              ----    ----    ----
Income from continuing operations before income taxes.......   417     345     261
                                                              ----    ----    ----
Income taxes................................................   165     137     103
                                                              ----    ----    ----
Income from continuing operations...........................  $252    $208    $158
                                                              ====    ====    ====

     The asset management segment revenues net of interest expense rose 19% to $904 million in 1998 compared to $760 million in 1997 and $637 million in 1996. The primary revenue component for the asset management segment is asset management and administration fees, which were $857 million in 1998, compared to $718 million in 1997 and $613 million in 1996. The 19% overall increase in 1998 fees reflects broad growth in all asset management products, led by a 27% increase in revenues from separately managed accounts and an 18% increase in money market and long-term mutual fund fees. Assets under management for the segment reached $186 billion at the end of 1998, a 22% increase over 1997 (see table on preceding page for detail of the segment's assets under fee-based management). This increase includes the mid-year acquisition of JP Morgan's Australian asset management business with $5 billion in assets under management. Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts.

     Total noninterest expenses were $487 million in 1998 compared to $415 million in 1997 and $376 million in 1996. The 17% increase in 1998 and 10% increase in 1997 reflect continuing investments in the portfolio management and sales and marketing infrastructure of the asset management segment to support sustained business growth.

OUTLOOK

     The Company's business is significantly affected by the levels of activity in the securities markets, which in turn are influenced by the level and trend of interest rates, the general state of the global economy and the national and worldwide political environments, among other factors.

DISCONTINUED OPERATIONS

     In March 1997, the Board of Directors of Salomon Inc approved a non-binding letter of intent to sell all of the outstanding stock of Basis Petroleum, the Company's oil refining and marketing business, to Valero Energy Corporation and a plan of disposition for Basis. Consequently, the Company recorded an after-tax loss of $290 million in the fourth quarter of 1996. For a description of the terms of the sale see Note 6 to the consolidated financial statements.

     In 1996, Basis and Howell Corporation contributed their respective crude oil gathering, marketing and transportation activities to form Genesis Energy, L.P. ("Genesis"). The Company's investment in Genesis was not transferred to Valero.

     Basis Petroleum had an after-tax operating loss of $75 million in 1996. Basis' 1996 results included an after-tax gain of $37 million ($60 million pretax) related to a Genesis public offering and an after-tax gain of $14 million ($23 million pretax) related to the reduction of its minimum physical inventories needed to support its refining operations. In addition, 1996 results include an after-tax charge of $13 million ($22 million pretax) related to the shutdown of Basis' chemical processing facility in Houston.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total assets were $212 billion at December 31, 1998, down from $277 billion at year-end 1997. Due to the nature of the Company's trading activities, including its matched book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction). Financial instruments and commodities owned and contractual commitments declined during 1998 as a result of decreased inventory positions in U.S. and Non-U.S. government and agency securities. These declines can, in large part, be attributed to the risk reduction in the Company's global arbitrage businesses.

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

     The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $121.8 billion at December 31, 1998. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $12.9 billion at December 31, 1998.

     The Company has committed uncollateralized revolving lines of credit totaling $5.0 billion, which it may borrow from at various interest rate options (LIBOR, CD or base rate), and compensates the banks for the facilities through facility fees. At December 31, 1998 there were no outstanding borrowings under these facilities. Under these facilities the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 1998, this requirement was exceeded by approximately $2.8 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

     Unsecured term debt is a significant component of the Company's long-term capital. Term debt totaled $20.2 billion at December 31, 1998, compared with $19.1 billion at December 31, 1997. The Company utilizes interest rate swaps to convert the majority of its fixed rate term debt used to fund inventory-related working capital requirements into variable rate obligations. Term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts. The average remaining maturity of the Company's term debt was 4.0 years at December 31, 1998 and 3.7 years at December 31, 1997. See Note 9 to the consolidated financial statements for additional information regarding term debt and an analysis of the impact of interest rate swaps on term debt.

     In July 1996, the Company issued $345 million of mandatorily redeemable securities of subsidiary trusts, which pay interest and fees at an annual rate of 9.50%. In January 1998, the Company issued $400 million of mandatorily redeemable securities of subsidiary trusts, which pay interest at an annual rate of 7.20%. For a detailed description of these securities see Note 11 to the consolidated financial statements.

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

     The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that the Company's access to uncollateralized financing is temporarily impaired. The Company's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to unsecured funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis used to determine the Company's ability to withstand varying levels of stress, which could impact its liquidation horizons and required margins. In addition, the Company monitors its leverage and capital ratios on a daily basis.

  Other

     High Yield Portfolio

     The Company's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies, unrated securities with market yields comparable to entities rated below "triple B-," as well as sovereign debt issued by certain countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high yield securities exclude the collateralized portion of the Company's holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. The Company's trading portfolio of high yield securities owned is carried at market or fair value and totaled $4.8 billion and $6.8 billion at December 31, 1998 and 1997, respectively; the largest high yield exposure to one counterparty was $716 million and $785 million at December 31, 1998 and 1997, respectively.

     Other

     At December 31, 1998, the Company had mark-to-market exposure to hedge funds of $1,853 million, collateralized by $1,859 million of cash and government securities, resulting in excess collateral of $6 million. Within these amounts, certain hedge funds have collateral in excess of the mark-to-market deficit, and others have deficits in excess of the collateral held. The total exposure to hedge funds with mark-to-market deficits in excess of collateral held is $36 million. No single hedge fund had a mark-to-market deficit of more than $14 million in excess of collateral held from that hedge fund. Mark-to-market exposure includes those hedge funds that owe the Company on foreign exchange and derivative contracts such as swaps, swap options, and other over-the-counter options and only the uncollateralized portion of receivables on reverse repurchase and repurchase agreements. This exposure can change significantly as a result of extreme market movements. The Company has no unsecured loans or loan commitments to hedge funds. During 1998, the Company made an investment of $300 million in Long-Term Capital Management, LP, a hedge fund, in concert with a consortium of banks and securities firms.

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

DERIVATIVE INSTRUMENTS -- OVERVIEW

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

     Derivatives activities, like the Company's other ongoing business activities, give rise to market, credit, and operational risks. Market risk represents the risk of loss from adverse market price movements. While market risk relating to derivatives is clearly an important consideration for intermediaries such as the Company, such risk represents only a component of the Company's overall market risk, which arises from activities in non-derivative instruments as well. Consequently, the scope of the Company's market risk management procedures extends beyond derivatives to include all financial instruments and commodities. Credit risk is the loss that the Company would incur if counterparties failed to perform pursuant to their contractual obligations. While credit risk is not a principal consideration with respect to exchange-traded instruments, it is a major factor with respect to non-exchange-traded OTC instruments. Whenever possible, the Company uses industry master netting agreements to reduce aggregate credit exposure. Swap and foreign exchange agreements are documented utilizing counterparty master netting agreements supplemented by trade confirmations. Over the past several years, the Company has enhanced the funding and risk management of its derivatives activities through the increased use of bilateral security agreements. The Company, in particular, has been an industry leader in promoting the use of this risk reduction technique. Based on notional amounts, at both December 31, 1998 and 1997 approximately 90% of the Company's swap portfolio was subject to the bilateral exchange of collateral. This initiative, combined with the success of Salomon Swapco Inc, the Company's triple-A rated derivatives subsidiary, has greatly strengthened the liquidity profile of the Company's derivative trading activities. See "Risk Management" for discussions of the Company's management of market, credit, and operational risks.

NATURE AND TERMS OF DERIVATIVE INSTRUMENTS

     The Company and its subsidiaries enter into various bilateral financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward purchase and sale agreements, option contracts and warrants. Transactions are conducted either through organized exchanges or OTC. For a discussion of the nature and terms of these instruments see Note 17 to the consolidated financial statements.

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

  Trading Activities

     A fundamental activity of the Company is to provide market liquidity to its customers across a broad range of financial instruments, including derivatives. The Company also seeks to generate returns by executing proprietary trading strategies. By their very nature, proprietary trading activities represent the assumption of risk. However, trading positions are constructed in a manner that seeks to define and limit risk taking only to those risks that the Company intends to assume. The most significant derivatives-related activity conducted by the Company is in fixed-income derivatives, which includes interest rate swaps, financial futures, swap options, and caps and floors. Other derivative transactions, such as currency swaps, forwards and options as well as derivatives linked to equities, are also regularly executed by the Company. The Company generally earns a spread from market-making transactions involving derivatives, as it generally does from its market-making activities for non-derivative transactions. The Company also utilizes derivatives to manage the market risk inherent in the securities inventories and derivative portfolios it maintains for market-making purposes as well as its "book" of swap agreements and related transactions with customers. The Company conducts its commodities dealer activities in organized futures exchanges as well as in OTC forward markets. The Company executes transactions involving commodities options, forwards and swaps, much in the same manner as it does in the financial markets.

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

     For additional derivatives-related disclosures contained in the consolidated financial statements see the following:

     - Note 4 -- Summary of Significant Accounting Policies

     - Note 5 -- Principal Transaction Revenues

     - Note 9 -- Term Debt

     - Note 17 -- Financial Instruments, Commodities and Contractual Commitments
                  and Related Risks

     - Note 18 -- Fair Value Information

                                RISK MANAGEMENT

     Effective management of the risks inherent in the Company's businesses is critical. The following section discusses certain of the risks inherent in the Company's businesses, procedures in place to manage such risks, and initiatives underway to continue to enhance the Company's management of risk.

MARKET RISK

     Market risk represents the potential loss the Company may incur as a result of absolute and relative price movements in financial instruments, commodities and contractual commitments due to price volatility, changes in yield curves, currency fluctuations and changes in market liquidity. The Company manages aggregate market risk across both on- and off-balance sheet products and, therefore, separate discussion of market risk for individual products, including derivatives, is not meaningful. The distinguishing risks relative to derivatives are credit risk and funding (liquidity) risk, which is roughly equivalent to the risk of margin calls. Each type of risk can be increased or decreased by market movements. See "Risk Management -- Credit Risk -- Credit Exposure from Derivative Activities."

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

     The Company's risk management efforts include the establishment of appropriate market and credit risk controls, policies and procedures; appropriate senior management risk oversight with thorough risk analysis and reporting; and independent risk management with capabilities to evaluate and monitor risk limits.

  Valuation and Control of Trading Positions

     With regard to the Company's trading positions (financial instruments, commodities and contractual commitments), the Chairman and Chief Executive Officer determines the appropriate risk profile of the Company with assistance from the Risk Management Committee. This committee is comprised of the Chief Executive Officer, senior business managers, the Chief Financial Officer, the Chief Risk Officer and the Global Risk Manager and reviews and recommends appropriate levels of risk, reviews risk capital allocations, balance sheet and regulatory capital usage by business units and recommends overall risk policies and controls. Lastly, an independent Global Risk Management Group provides technical and quantitative analysis of the market risk associated with trading positions to the Chairman and Chief Executive Officer and members of the Risk Management Committee on a frequent basis.

     Trading positions are necessary for an active market maker, but can be a major source of liquidity risk. Monitoring the Company's trading inventory levels and composition and oversight for pricing is the responsibility of the Global Risk Management Group and various support units, which monitor trading positions on a position by position level, and employ specific risk models to track inventory exposure in credit markets, emerging markets and the mortgage market. The Company also provides for liquidity risk by imposing markdowns as the age of the inventory increases. Inventory event risk, both for issuer credit and emerging markets, is analyzed with the involvement of senior traders, economists and credit department personnel. Market scenarios for the major emerging markets are maintained and updated to reflect the event risk for the emerging market positions. In addition, the Company, as a dealer of securities in the global capital markets, has risk to issuers of fixed income securities for the timely payment of principal and interest. Principal risk is reviewed by the Global Risk Management Group, which identifies and reports major risks undertaken by the trading businesses. The Credit Department (the "Department") combines principal risk positions with credit risks resulting from market and delivery risk to review aggregate exposures by counterparty, industry and country.

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

     Scenario Analysis

     Scenario analysis is a tool that generates forward-looking "what-if" simulations for specified changes in market factors. For example, the scenario analysis simulates the impact of significant changes in domestic and foreign interest rates. The revenue implications of the specified scenario are quantified on a business unit and geographic basis.

     Value at Risk

     Value at risk ("VAR") is a statistical tool for measuring the variability of trading revenue. The VAR reported reflects a potential range of revenue loss, over a one-day period, at the "99% confidence level." This level implies that on 99 trading days out of 100, the mark-to-market of the portfolio will likely result in either (1) an increase in revenue, or (2) a decrease from average revenue that is less than the VAR estimate; and that on 1 trading day out of 100, the mark-to-market of the portfolio will likely result in a decrease from average revenue that will likely exceed the VAR estimate.

     Value at risk is calculated by performing simulation analysis of the volatilities and correlations of key underlying market risk factors (e.g., interest rates, interest rate spreads, equity prices, foreign exchange rates, commodity prices, option volatilities) to estimate the range of possible changes in the market value of the Company's market risk sensitive financial instruments.

     Measuring market risk using statistical risk management models has recently become the main focus of risk management efforts by many companies whose earnings are exposed to changes in the fair value of financial instruments. Management believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. While VAR models are relatively sophisticated, they are of limited value for internal risk management in that they do not capture all of the risks inherent in all positions nor do they give an indication of which individual exposures could potentially represent large exposures to the Company.

     The following table summarizes the Company's VAR at the 99% confidence level as of December 31, 1998 and 1997 along with the 1998 average, and the high and low (based on quarter-end VARs). The VAR relating to non-trading financial instruments has been excluded from this analysis.

RISK EXPOSURES                            DECEMBER 31,                                         DECEMBER 31,
($ IN MILLIONS)                               1998       1998 AVERAGE   1998 HIGH   1998 LOW      1997*
---------------                           ------------   ------------   ---------   --------   ------------
Interest rate...........................      $ 75           $67           $75        $62          $ 57
Equities................................        15             9            15          5            11
Commodities.............................        11            11            12          9            11
Currency................................         3            17            26          3            12
Diversification Benefit.................       (33)          N/A           N/A        N/A           (30)
                                              ----           ---           ---        ---          ----
Total...................................      $ 71           $70           $73        $66          $ 61
                                              ----           ---           ---        ---          ----

---------------
* In 1998, the Company adopted the use of the 99% confidence level rather than the previously used 95% confidence level, primarily for consistency with capital guidelines issued by the Federal Reserve Board and other U.S. banking regulators.

     The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at December 31, 1998, the Company used a 99% confidence interval based upon a normal distribution assumption, over a one-day period. The standard deviations and correlation assumptions are based upon the six months of historical data from June 4 through December 4, 1998. In calculating these standard deviations and correlations, the Company determined that using six months of data, rather than 12 months or more, more accurately and conservatively reflected the current volatile market environment. With the inception of the European Monetary Union ("EMU"), the Company determined that the correlations within the foreign exchange and swap markets of the European countries participating in the EMU should be set to 1.0 rather than based upon historical information. This has been done to better reflect the prospective VAR to the Company given the positions at December 31, 1998 and the inception of the EMU. Over 200 risk factors are used in the VAR simulations. VAR reflects the risk profile of the Company at December 31, 1998 and is not a predictor of future results.

     The following describes the components of market risk:

  Interest Rate Risk

     Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. In connection with the Company's dealer and proprietary trading activities, including market-making in OTC derivative contracts, the Company is exposed to interest rate risk, arising from changes in the level or volatility of interest rates, mortgage prepayment speeds or the shape and slope of the yield curve. The Company's corporate bond activities expose it to the risk of loss related to changes in credit spreads. When appropriate, the Company attempts to hedge its exposure to interest rate risk by entering into transactions such as interest rate swaps, options, U.S. and non-U.S. government securities and futures and forwards contracts designed to mitigate such exposure.

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

  Commodity Price Risk

     Commodity price risk results from the possibility that the price of the underlying commodity may rise or fall. Commodity contracts principally relate to energy and precious metals.

  Currency Risk

     Currency risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When the Company buys or sells a foreign currency or financial instrument denominated in a currency other than the U.S. dollar, exposure exists from a net open currency position. Until the position is covered by selling or buying an equivalent amount of the same currency or by entering into a financing arrangement denominated in the same currency, the Company is exposed to a risk that the exchange rate may move against it.

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

  Credit Exposure from Derivatives Activities

     The Company's credit exposure for swap agreements, swap options, caps and floors and foreign exchange contracts and options at December 31, 1998, as represented by amounts reported on the

Company's consolidated balance sheet, are primarily with investment grade counterparties. These amounts do not present potential credit exposure that may result from factors that influence market risk or from the passage of time. Severe changes in market factors may cause credit exposure to increase suddenly and dramatically. Swap agreements, swap options, caps and floors include transactions with both short- and long-term periods of commitment. See Note 17 to the consolidated financial statements for further discussion of credit exposure from derivative activities.

     With respect to sovereign risk related to derivatives, credit exposure at December 31, 1998 was primarily to counterparties in the U.S. ($2.8 billion), Germany ($1.1 billion), Italy ($.5 billion), Spain ($.4 billion), Japan ($.3 billion) and France ($.3 billion).

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

     Such risks include:

     - Operational/Settlement Risk -- the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Company is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

     - Technological Risk -- the risk of loss attributable to technological limitations or hardware failure that constrain the Company's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Company, and in the markets where the Company participates.

     - Legal/Documentation Risk -- the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

     - Financial Control Risk -- the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Company's stockholder, creditors, and regulators, is free of material errors.

YEAR 2000

     Many computer applications have been written using two digits rather than four to define the applicable year, and therefore may not recognize a date using "00" as the Year 2000. This could result in the inability of the application to properly process transactions with the dates in the Year 2000 or thereafter. To ensure the Company's computer systems will correctly handle the date change, a firm-wide initiative was established to identify and resolve all problems. The Year 2000 Readiness Program (the "Project") was approved by the Board of Directors of the Company's sole stockholder and commenced early in 1996. The total cost of the Project is expected to be approximately $130 million to $150 million. Through 1998 the Company has expended approximately $100 million on the Project. The majority of the remaining costs are expected to be directed to testing activities. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred. The Project is comprised of five phases: 1) inventory, 2) assessment, 3) corrections where necessary, 4) testing and certification, and 5) deployment of Year 2000 compliant components to all locations worldwide. The Project began with a comprehensive inventory of hardware, vendor products, software developed in-house, market data feeds, and physical facilities around the world. The inventory also included electronic data exchanges with industry participants such as the New York Stock Exchange, the National Association of Securities Dealers, the Securities Industry Automation Company, the National Securities Clearing Corporation, The Depository Trust Company and other counterparties. To eliminate any processing errors associated with the millennium date change and other associated dates such as 9/9/99 and the leap year in the Year 2000, elements of the inventory were assessed to determine necessary changes and upgrades or replacement of vendor products. The inventory and assessment phases of the project were completed in the third quarter of 1997.

     At this time, the correction phase of the project is nearing completion. Specifically, corrections have been made to 93% of systems developed in-house, and 63% of vendor products in use by the firm have been upgraded.

     Testing and certification is the most complex part of the Project. The Company began testing in October 1997. Special mainframe and distributed system test environments were constructed in which dates can be advanced to create a variety of conditions that will be encountered as the millennium date change occurs. Applications are put through a rigorous series of tests at the unit, integration and enterprise levels, with sign-off by the relevant business areas at each level, before they are certified as Year 2000 compliant. Approximately 68% of the in-house applications are now certified. In addition to rigorous testing of each component, an enterprise level front-to-back test is being planned to test multiple systems working together to support business processes.

     The Project remains on schedule. Correction work is expected to be substantially completed by March 31, 1999; internal and external testing, application certification and global deployment is expected to be completed by June 30, 1999.

     The Company fully supports initiatives by the Securities Industry Association and other industry groups in conducting tests among industry participants, including the completed industry Beta Test, the government securities clearing test with the Federal Reserve Bank of New York and The Depository Trust Company, and the Futures Industry Association test. The Company has achieved successful results in each of these industry-wide tests in which it participated. The Company is participating in the Streetwide Test which commenced in March 1999, and expects to continue its testing program during 1999 with counterparties and selected clients.

     There are many risks associated with the Year 2000 issue. Even if the Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Company has financial or operational relationships such as vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Company. Consequently, comprehensive, written contingency plans are being prepared so that alternative procedures and a framework for critical decisions are defined before any crisis occurs. Contingency plans are nearing completion. These plans define alternate processes to be used in the event of extended system outage. The plans cover each business area and location around the world. Contingency plans will be validated in the first half of 1999.

     The Company's expectation about future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. The Project will remain one of the Company's top priorities until these issues are resolved.

EUROPEAN ECONOMIC AND MONETARY UNION

     European Economic and Monetary Union ("EMU") is an historic event in Europe involving the unification of currency in eleven major countries. The new unified currency, called the Euro, is expected to compete on a global scale with the U.S. Dollar and the Japanese Yen.

     Introduction of the Euro began on January 1, 1999, when the European Central Bank assumed control of the monetary policy for participating nations. Exchange rates between the participating countries were fixed and the Euro is available for electronic payments. Also on January 1, 1999, various issuers re-denominated their securities and harmonized bond payment conventions. A three-year transition period began on January 1, 1999, after which Euro notes and coins will be issued by the European Central Bank and national currencies will be phased out.

     The Company completed a successful conversion to the Euro and has commenced trading and settlement in the new currency with no major exceptions.

     As the preceding risks are largely interrelated, so are the Company's actions to mitigate and manage them. The Company's Chief Administrative Officer is responsible for, among other things, oversight of global operations and technology. An essential element in mitigating the risks noted above is the optimization of information technology and the ability to manage and implement change. To be an effective competitor in an information-driven business of a global nature requires the development of global systems and databases that ensure increased and more timely access to reliable data.

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

FORWARD LOOKING STATEMENTS

     Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of global financial markets, and risks associated with fluctuating currency values and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; the resolution of legal proceedings and environmental matters; the ability of the Company and third party vendors to modify computer systems for the year 2000 date conversion in a timely manner; and the ability of the Company generally to achieve anticipated levels of operational efficiencies related to recent mergers and acquisitions, as well as achieving its other cost-savings initiatives. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the Company's Consolidated Financial Statements and the notes thereto and the material under the caption "Quarterly Financial Data (Unaudited)" set forth in the Consolidated Financial Statements, and the Independent Accountants' Report filed as Exhibit 99.01 herewith.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of the report:

         (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

         (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

         (3) Exhibits:

             See Exhibit Index.

     (b) Reports on Form 8-K:

         On October 14, 1998, the Company filed a Current Report on Form 8-K, dated October 8, 1998, reporting under Item 5 thereof the consummation of the Travelers/Citicorp merger and certain results of the Company's operations for the quarter ended September 30, 1998 and certain other selected financial data.

         On October 23, 1998, the Company filed a Current Report on Form 8-K, dated October 21, 1998, reporting under Item 5 thereof the results of the Company's operations for the quarter ended September 30, 1998, and certain other selected financial data.

         On October 29, 1998, the Company filed a Current Report on Form 8-K, dated October 27, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Principal-Protected Equity Linked Notes due December 30, 2005.

         On November 3, 1998, the Company filed a Current Report on Form 8-K, dated November 1, 1998, reporting under Item 5 thereof certain information regarding the integration of its corporate business with the corporate business of Citicorp and related executive matters.

         No other reports on Form 8-K were filed during the fourth quarter of 1998; however, on January 25, 1999, the Company filed a Current Report on Form 8-K, dated January 25, 1999, reporting under Item 5 thereof the results of its operations for the three and twelve months ended December 31, 1998 and 1997.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  3.01    Amended and Restated Certificate of Incorporation of Salomon
          Smith Barney Holdings Inc. (the "Company"), effective
          December 1, 1997, incorporated by reference to Exhibit 4(a)
          to Amendment No. 2 to the Company's Registration Statement
          on Form S-3 (No. 333-38931).
  3.02    By-Laws of the Company, incorporated by reference to Exhibit
          4(b) to Amendment No. 2 to the Company's Registration
          Statement on Form S-3 (No. 333-38931).
 10.01+   Amended and Restated Lease dated as of March 27, 1998
          between State Street Bank and Trust Company of Connecticut,
          National Association, as Trustee (Lessor), and Smith Barney
          Inc., Salomon Brothers Inc, Travelers Group Inc., Mutual
          Management Corp., Smith Barney Capital Services Inc., Smith
          Barney Commercial Corp., Smith Barney Futures Management
          Inc. and Smith Barney Global Capital Management, Inc., as
          tenants in common (Lessee).
 10.02    Lease dated November 23, 1988 between 7 World Trade Company and Salomon Inc, incorporated by reference to Exhibit 10(a)
          to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1991 (File No. 1-4346).
 12.01+   Computation of ratio of earnings to fixed charges.
 21.01    Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.
 23.01+   Consent of PricewaterhouseCoopers L.L.P.
 23.02+   Consent of Arthur Andersen LLP.
 27.01+   Financial Data Schedule.
 99.01+   Independent Accountants' Report.

---------------
+ Filed herewith.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1999.

                                          SALOMON SMITH BARNEY HOLDINGS INC.
                                          (Registrant)

                                          By: /s/ MICHAEL A. CARPENTER
                                            ------------------------------------
                                            Michael A. Carpenter, Chairman and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 1999.

                 SIGNATURE                                         TITLE
                 ---------                                         -----

          /s/ MICHAEL A. CARPENTER              Chairman, Chief Executive Officer (Principal
--------------------------------------------      Executive Officer) and Director
            Michael A. Carpenter

           /s/ CHARLES W. SCHARF                Chief Financial Officer (Principal Financial
--------------------------------------------      Officer)
             Charles W. Scharf

             /s/ MICHAEL J. DAY                 Controller (Principal Accounting Officer)
--------------------------------------------
               Michael J. Day

           /s/ DERYCK C. MAUGHAN                Director
--------------------------------------------
             Deryck C. Maughan

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT ACCOUNTANTS...........................  F-2
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Statements of Income for the years ended
     December 31, 1998, 1997 and 1996.......................  F-3
  Consolidated Statements of Financial Condition as of
     December 31, 1998 and 1997.............................  F-4
  Consolidated Statements of Changes in Stockholder's Equity
     for the years ended December 31, 1998, 1997 and 1996...  F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................  F-7
  Notes to Consolidated Financial Statements................  F-8
QUARTERLY FINANCIAL DATA (UNAUDITED)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Salomon Smith Barney Holdings Inc. and Subsidiaries:

     In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Salomon Smith Barney Holdings Inc. and its Subsidiaries (the "Company") at December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements as of December 31, 1997 and 1996 give retroactive effect to the merger of Salomon Inc and Smith Barney Holdings Inc. on November 28, 1997, which has been accounted for in a manner similar to a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the consolidated financial statements of Salomon Inc and subsidiaries as of December 31, 1996, and for the year then ended, which statements reflect total revenues, net of interest expense of $4,367 million for the year ended December 31, 1996, and net income of $617 million for the year ended December 31, 1996. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Salomon Inc and subsidiaries, is based solely on the report of the other auditor. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
January 25, 1999, except for
Note 3 for which the date is February 26, 1999

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                        1998       1997       1996
-----------------------                                       -------    -------    -------
Revenues:
  Commissions...............................................  $ 3,214    $ 2,967    $ 2,612
  Investment banking........................................    2,320      2,118      2,001
  Principal transactions....................................     (113)     2,504      3,027
  Asset management and administration fees..................    2,165      1,715      1,390
  Other.....................................................      185        130        150
                                                              -------    -------    -------
Total noninterest revenues..................................    7,771      9,434      9,180
                                                              -------    -------    -------
  Interest and dividends....................................   12,902     12,043      9,663
  Interest expense..........................................   11,466     10,530      8,175
                                                              -------    -------    -------
Net interest and dividends..................................    1,436      1,513      1,488
                                                              -------    -------    -------
Revenues, net of interest expense...........................    9,207     10,947     10,668
                                                              -------    -------    -------
Noninterest expenses:
  Compensation and benefits.................................    5,848      6,037      5,558
  Communications............................................      477        495        486
  Occupancy and equipment...................................      429        432        435
  Floor brokerage and other production......................      446        389        302
  Advertising and market development........................      312        276        218
  Professional services.....................................      245        210        190
  Other operating and administrative expenses...............      408        450        456
  Restructuring charge, net.................................     (274)       838          7
                                                              -------    -------    -------
Total noninterest expenses..................................    7,891      9,127      7,652
                                                              -------    -------    -------
Gain on sale of subsidiaries and affiliates.................       --         --         48
                                                              -------    -------    -------
Income from continuing operations before income taxes.......    1,316      1,820      3,064
Provision for income taxes..................................      498        675      1,199
                                                              -------    -------    -------
Income from continuing operations...........................      818      1,145      1,865
                                                              -------    -------    -------
Discontinued operations:
  Loss, net of benefit for income taxes of $48..............       --         --        (75)
  Loss on sale of Basis Petroleum, net of tax benefit of
     $215...................................................       --         --       (290)
                                                              -------    -------    -------
Net income..................................................  $   818    $ 1,145    $ 1,500
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DOLLARS IN MILLIONS
DECEMBER 31,                                                       1998                 1997
-------------------                                              --------             --------
Assets:
Cash and cash equivalents............................            $  2,261             $  1,808
Cash segregated and on deposit for Federal and other
  regulations or deposited with clearing
  organizations......................................               2,358                2,034
Collateralized short-term financing agreements:
  Securities purchased under agreements to resell....  $38,691              $75,802
  Deposits paid for securities borrowed..............   49,392               33,857
                                                       -------              -------
                                                                   88,083              109,659
Financial instruments and commodities owned and
  contractual commitments:
  U.S. government and government agency securities...   24,643               52,109
  Non-U.S. government and government agency
     securities......................................   18,632               46,502
  Contractual commitments............................   14,319               10,120
  Corporate debt securities..........................   11,347               13,614
  Mortgage loans and collateralized mortgage
     securities......................................    6,066                3,103
  Money market instruments...........................    5,153                2,625
  Equity securities..................................    4,860                6,420
  Commodities........................................      245                1,274
  Other financial instruments........................    3,372                3,965
                                                       -------              -------
                                                                   88,637              139,732
Receivables:
  Customers..........................................   14,130               12,415
  Brokers, dealers and clearing organizations........    4,234                3,212
  Receivable for securities provided as collateral...    3,101                   --
  Other..............................................    2,709                2,462
                                                       -------              -------
                                                                   24,174               18,089
Property, equipment and leasehold improvements, net
  of accumulated depreciation and amortization of
  $1,032 and $884, respectively......................               1,114                  986
Other assets.........................................               5,274                4,312
                                                                 --------             --------
Total assets.........................................            $211,901             $276,620
                                                                 ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DOLLARS IN MILLIONS
DECEMBER 31,                                                    1998                    1997
-------------------                                           --------                --------
Liabilities and Stockholder's Equity:
  Commercial paper and other short-term
     borrowings..................................             $ 15,495                $ 11,464
Collateralized short-term financing agreements:
  Securities sold under agreements to
     repurchase..................................  $61,024                $113,593
  Deposits received for securities loaned........    7,712                   5,978
                                                   -------                --------
                                                                68,736                 119,571
Financial instruments and commodities sold, not
  yet purchased, and contractual commitments:
  U.S. government and government agency
     securities..................................   32,538                  33,970
  Contractual commitments........................   15,698                  11,688
  Non-U.S. government and government agency
     securities..................................   10,719                  45,166
  Equity securities..............................    4,224                   3,462
  Corporate debt securities and other............    3,103                   1,880
                                                   -------                --------
                                                                66,282                  96,166
Payables and accrued liabilities:
  Customers......................................   13,119                   9,791
  Obligation to return securities received as
     collateral..................................    5,348                      --
  Brokers, dealers and clearing organizations....    3,406                   2,972
  Other..........................................    9,851                   8,719
                                                   -------                --------
                                                                31,724                  21,482
Term debt........................................               20,151                  19,074
Guaranteed beneficial interests in Company
  subordinated debt securities...................                  345                     345
Company-obligated mandatorily redeemable
  securities of subsidiary trust holding solely
  junior subordinated debt securities of the
  Company........................................                  400                      --
Stockholder's equity:
  Common stock (par value $.01 per share 1,000
     shares authorized; 1,000 shares issued and
     outstanding)................................       --                      --
  Additional paid-in capital.....................    1,589                   1,574
  Retained earnings..............................    7,159                   6,943
  Cumulative translation adjustments.............       20                       1
                                                   -------                --------
Total stockholder's equity.......................                8,768                   8,518
                                                              --------                --------
Total liabilities and stockholder's equity.......             $211,901                $276,620
                                                              ========                ========

  The accompanying notes are an integral part of these consolidated financial statements.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                   OTHER
                                                                                 NON-OWNER
                                                      ADDITIONAL                CHANGES IN                     TOTAL
                                 PREFERRED   COMMON    PAID-IN     RETAINED    STOCKHOLDER'S    TREASURY   STOCKHOLDER'S
DOLLARS IN MILLIONS                STOCK     STOCK     CAPITAL     EARNINGS       EQUITY         STOCK        EQUITY
-------------------              ---------   ------   ----------   --------   ---------------   --------   -------------
Balance at December 31, 1995...    $ 312       $--     $ 2,255      $5,667          $18         $(1,635)      $6,617
Net income.....................                                      1,500                                     1,500
Common dividends...............                                       (666)                                     (666)
Preferred dividends*...........                                        (68)                                      (68)
Issuance of preferred stock....      250                                                                         250
Retirement of preferred
  stock........................     (112)                                                                       (112)
Other capital transactions.....                            144                                      (42)         102
Net change in cumulative
  translation adjustments......                                                      (8)                          (8)
                                   -----       --      -------      ------          ---         -------       ------
Balance at December 31, 1996...      450       --        2,399       6,433           10          (1,677)       7,615
Net income.....................                                      1,145                                     1,145
Common dividends...............                                       (581)                                     (581)
Preferred dividends*...........                                        (54)                                      (54)
Merger-related capital
  transactions.................     (450)               (1,035)                                   1,764          279
Other capital transactions.....                            210                                      (87)         123
Net change in cumulative
  translation adjustments......                                                      (9)                          (9)
                                   -----       --      -------      ------          ---         -------       ------
Balance at December 31, 1997...       --       --        1,574       6,943            1              --        8,518
Net income.....................                                        818                                       818
Common dividends...............                                       (602)                                     (602)
Other capital transactions.....                             15                                                    15
Net change in cumulative
  translation adjustments......                                                      19                           19
                                   -----       --      -------      ------          ---         -------       ------
Balance at December 31, 1998...    $  --       $--     $ 1,589      $7,159          $20         $    --       $8,768
                                   =====       ==      =======      ======          ===         =======       ======

---------------
* Net of after-tax impact of related interest rate swaps that effectively convert fixed rate dividend obligations to variable rate obligations.

  The accompanying notes are an integral part of these consolidated financial statements.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                         1998       1997       1996
-----------------------                                       --------   --------   --------
Cash flows from operating activities:
Net income adjusted for noncash items and non-operating
  activities --
  Net income................................................  $    818   $  1,145   $  1,500
  Loss on disposal of Basis Petroleum.......................        --         --        290
  Deferred income tax benefit...............................      (254)      (675)      (207)
  Depreciation and amortization.............................       331        290        353
  Gain on Genesis transaction and limited service motels....        --         --        (59)
  Gain on the sale of subsidiaries and affiliates...........        --         --        (31)
                                                              --------   --------   --------
  Cash items included in net income.........................       895        760      1,846
                                                              --------   --------   --------
(Increase) decrease in operating assets --
  Cash segregated and on deposit for Federal and other
    regulations or deposited with clearing organizations....      (324)      (588)       (99)
  Collateralized short-term financing agreements............    21,576    (11,749)   (12,959)
  Financial instruments and commodities owned and
    contractual commitments.................................    51,095    (13,159)    (5,443)
  Receivables...............................................    (6,085)    (4,818)    (1,539)
  Other assets..............................................      (442)       223       (128)
                                                              --------   --------   --------
(Increase) decrease in operating assets.....................    65,820    (30,091)   (20,168)
                                                              --------   --------   --------
Increase (decrease) in operating liabilities --
  Collateralized short-term financing agreements............   (50,835)    16,777    (10,123)
  Financial instruments and commodities sold, not yet
    purchased, and contractual commitments..................   (29,884)     4,025     29,847
  Payables and accrued liabilities..........................    10,473      4,330     (1,166)
                                                              --------   --------   --------
Increase (decrease) in operating liabilities................   (70,246)    25,132     18,558
                                                              --------   --------   --------
Cash provided by (used in) operating activities.............    (3,531)    (4,199)       236
                                                              --------   --------   --------
Cash flows from financing activities:
  Net increase (decrease) in commercial paper and other
    short-term borrowings...................................     4,031      1,444     (1,178)
  Proceeds from issuance of term debt.......................     5,831      8,059      5,398
  Term debt maturities and repurchases......................    (5,093)    (4,397)    (4,318)
  Collateralized mortgage obligations.......................      (101)      (185)      (403)
  Dividends paid............................................      (732)      (604)      (820)
  Issuance of mandatorily redeemable securities of
    subsidiary trusts.......................................       400         --        345
  Issuance of preferred stock...............................        --         --        250
  Redemption of preferred stock.............................        --         --       (112)
  Other capital transactions................................        --        (95)       (45)
                                                              --------   --------   --------
Cash provided by (used in) financing activities.............     4,336      4,222       (883)
                                                              --------   --------   --------
Cash flows from investing activities:
  Genesis transaction and limited service motels............        --         --        123
  Sales (purchases) of subsidiaries and affiliates..........      (129)       365         82
  Assets securing collateralized mortgage obligations.......       117        175        480
  Property, equipment and leasehold improvements............      (365)      (220)      (225)
  Other.....................................................        25       (142)      (159)
                                                              --------   --------   --------
Cash provided by (used in) investing activities.............      (352)       178        301
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............       453        201       (346)
Cash and cash equivalents at beginning of year..............     1,808      1,607      1,962
Cash of discontinued operations.............................        --         --         (9)
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  2,261   $  1,808   $  1,607
                                                              ========   ========   ========

     Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes in 1998, 1997 and 1996.

  The accompanying notes are an integral part of these consolidated financial statements.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE MERGER

     On November 28, 1997, a newly formed, wholly owned subsidiary of Travelers Group Inc. ("Travelers") was merged into Salomon Inc ("Salomon"). Pursuant to the merger agreement, Salomon common stockholders received 1.695 shares of Travelers Group Inc. common stock for each share of Salomon common stock; each share of preferred stock of Salomon was exchanged for a share of Travelers preferred stock having substantially identical terms, except that the Travelers preferred stock has certain voting rights; and Salomon became a wholly owned subsidiary of Travelers. Following this merger, Salomon and Smith Barney Holdings Inc. ("Smith Barney") were merged (the "Merger") to form Salomon Smith Barney Holdings Inc. (the "Parent Company" and, collectively, with its subsidiaries the "Company"). The transaction was a tax free exchange.

     The 1997 and 1996 consolidated financial statements give retroactive effect to the Merger as a combination of entities under common control in a transaction accounted for in a manner similar to a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Salomon and Smith Barney had always been combined. Certain reclassifications have been made to conform the accounting policies of Salomon and Smith Barney.

     As a result of the Merger, the Company recorded a pre-tax restructuring charge of $838 million ($496 million after tax) in the fourth quarter of 1997. The material components of the restructuring reserve were as follows:

                                                                                           RESTRUCTURING RESERVE
                                  RESTRUCTURING RESERVE AS   CHARGES AND CREDITS THROUGH        BALANCE AT
DOLLARS IN MILLIONS                 ORIGINALLY RECORDED           DECEMBER 31, 1998          DECEMBER 31, 1998
-------------------               ------------------------   ---------------------------   ---------------------
Seven World Trade Center
  lease.........................            $610                        $(324)*                    $286
Other facilities................              53                          (34)**                     19
                                            ----                        -----                      ----
          Total facilities......             663                         (358)                      305
Severance.......................             161                         (153)**                      8
Other...........................              14                          (14)**                     --
                                            ----                        -----                      ----
                                            $838                        $(525)                     $313***
                                            ----                        -----                      ----

---------------
* In the second quarter of 1998,the Company recorded an adjustment of $324 million ($191 million after tax) to the restructuring reserve relating to the Seven World Trade Center lease. This reduction in the reserve resulted from negotiations on a sublease which indicated that excess space would be disposed of on terms more favorable than had been originally estimated. A current reassessment of space needs, including the Citicorp merger (discussed in Note 2 to the consolidated financial statements), could indicate a need for increased occupancy by the Company of space previously considered excess, and could result in a further adjustment to reduce the restructuring reserve.

** In the fourth quarter of 1998, the Company recorded an adjustment of $30 million ($18 million after tax) to the restructuring reserve. The components of the reduction are as follows: severance $10 million; other facilities $11 million; other $9 million. The reduction in severance reserves was due to a higher level of attrition than originally anticipated. The reduction in reserves related to other facilities was mainly due to the abandonment of space on terms more favorable than originally anticipated. The other reserve reversal was mainly due to anticipated duplicate contract payments which were avoided due to favorable negotiations.

*** Consists of $101 million cash component and $212 million non-cash component.

     All of the amounts were determined in accordance with the guidelines included in Emerging Issues Task Force ("EITF") 94-3 and represent costs that are not associated with future revenues and are either incremental or contractual with no economic benefit.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

     At December 31, 1998, the portion of the cash and non-cash balances of the restructuring reserve that related to facilities were $93 million and $212 million, respectively. Such costs include lease costs, which represent the difference between contractual obligations and the estimated fair market rental obtainable through sublease from the date that such facilities are expected to be vacated, and other costs incidental to sublease. These contractual lease payments are estimated to be made over the remaining term and the remaining cash costs are expected to be paid in 1999.

     Non-cash costs of other facilities reflect the write-off of leasehold improvements, furniture and equipment upon abandonment and represent the remaining depreciated book value at the estimated dates of abandonment. Depreciation and amortization of these assets will continue during the period they are in use. The facilities are located primarily in the United States and generally support multiple lines of business. The assets have not been reclassified to a held for sale category since substantially all are subject to abandonment and will not be realized through sale.

     The balance of severance costs are expected to be paid by the first quarter of 1999. As of December 31, 1998, 1,602 employees were severed, of which 1,474 employees were in the United States. None of the amounts included in the restructuring charge represent operating losses or income. The cash component of these restructuring costs will be funded from working capital and will not require any incremental funding source.

NOTE 2.  TRAVELERS MERGER WITH CITICORP

     On October 8, 1998, Travelers and Citicorp completed their merger of equals, pursuant to which Citicorp merged with and into a wholly owned subsidiary of Travelers. The subsidiary changed its name to Citicorp and Travelers changed its name to Citigroup Inc. ("Citigroup").

     Upon consummation of the merger, Citigroup became a bank holding company subject to regulation under the U.S. Bank Holding Company Act of 1956 (the "BHCA"), the requirements of the Glass-Steagall Act and certain other laws and regulations.

     Section 20 of the Glass-Steagall Act prohibits a member bank of the Federal Reserve System from being affiliated with a company that is principally engaged in underwriting and dealing in securities. The Federal Reserve Board has determined by regulation that underwriting and dealing in certain "eligible" securities is an activity closely related to banking and is therefore permissible for bank holding companies and their subsidiaries. The Federal Reserve Board has also determined that a securities firm that does not generate more than 25% of its gross revenues from underwriting and dealing in certain, ineligible, securities is not deemed for purposes of the Glass-Steagall Act to be "principally engaged" in securities underwriting and dealing. The Company believes that the ineligible revenues of its securities businesses are below this threshold.

     The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks and other activities that the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHCA in its current form, after two years from the date as of which Citigroup became a bank holding company, Citigroup will be required to conform any activities that are not considered to be closely related to banking under the BHCA. This two-year period may be

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES extended by the Federal Reserve Board for three additional one-year periods, upon application by Citigroup and finding by the Federal Reserve Board that such an extension would not be detrimental to the public interest.

     Nonbank acquisitions in the U.S. are generally limited to 5% of voting shares unless the Federal Reserve Board determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks. Subject to prior specific or general Federal Reserve Board consent, a bank holding company may generally acquire less than 20% of the voting securities of a company that does not do business in the United States, and 20% or more of the voting securities of any such company if the Federal Reserve Board finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies may engage in a broader set of activities outside of the United States. Outside the United States, for example, bank holding company subsidiaries may sponsor, distribute, and advise open-end mutual funds without regard to the 20% revenue limit discussed above. Bank holding companies may also underwrite and deal in debt, and to a limited extent, equity securities, subject to local country laws. In addition, a bank holding company and its bank subsidiaries may, subject to certain requirements for prior Federal Reserve Board consent or notice, acquire banks and establish branches subject to local country laws and to United States laws prohibiting companies from doing business in certain countries.

     Various legislation, including proposals to overhaul the bank regulatory system and expand the powers of bank holding companies and their affiliates, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of Citigroup and the Company in substantial and unpredictable ways. The Company cannot determine whether such potential legislation will ultimately be enacted, and if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company or its subsidiaries.

     The Company does not believe that its compliance with applicable law as a result of the Citigroup merger will have a material adverse effect on its ability to continue to operate the businesses in which it is presently engaged.

     There is pending federal legislation that would, if enacted, amend the BHCA and the Glass-Steagall Act to authorize a bank holding company and its affiliates to conduct certain activities which are currently prohibited. There is no assurance that such legislation will be enacted. At the expiration of the BHCA Compliance Period, the Company and Citigroup each will evaluate its alternatives to comply with whatever laws are then applicable.

     As a result of the Citigroup merger, the Company recorded a pre-tax restructuring charge of $80 million ($47 million after tax) in the fourth quarter of 1998. The material components of the restructuring reserve were as follows:

                                                                                RESTRUCTURING RESERVE
                               RESTRUCTURING RESERVE AS     CHARGES THROUGH          BALANCE AT
DOLLARS IN MILLIONS              ORIGINALLY RECORDED       DECEMBER 31, 1998      DECEMBER 31, 1998
-------------------            ------------------------    -----------------    ---------------------
Severance....................            $69                     $(10)                   $59
Facilities...................              9                       (2)                     7
Other........................              2                       --                      2
                                         ---                     ----                    ---
                                         $80                     $(12)                   $68*
                                         ===                     ====                    ===

---------------
* All cash components

     All the amounts were determined in accordance with the guidelines included in EITF 94-3 and represent costs that are not associated with future revenues and are either incremental or contractual with no economic benefits.

     Facilities costs include lease payments, which represent the difference between contractual obligations and the estimated fair market rental obtainable through sublease from the date that such facilities are expected to be vacated, and other costs incidental to sublease. These contractual lease payments are estimated to be expended over the remaining term and are expected to be paid in 1999 and 2000. The facilities are located in various foreign locations and generally support multiple lines of business. The assets have not been reclassified to a held for sale category since substantially all are subject to abandonment and will not be realized through sale.

     The balance of severance costs, which apply to 1,195 employees (1,062 employees in the United States and 133 employees overseas), are expected to be paid by the end of 1999. None of the amounts included in the restructuring charge represent operating losses or income. All components of these restructuring costs will be funded from working capital and will not require any incremental funding source.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

NOTE 3.  THE NIKKO SECURITIES CO., LTD.

     On February 26, 1999, the Company and The Nikko Securities Co., Ltd ("Nikko") formed a joint venture. The joint venture, Nikko Salomon Smith Barney Limited ("Nikko Salomon Smith Barney"), provides investment banking, sales and trading and research services for corporate and institutional clients in Japan and other foreign jurisdictions. Nikko Salomon Smith Barney combined the Japanese institutional and corporate business of the Company with Nikko's domestic and international institutional and corporate business. Nikko's retail business and other activities, including asset management, will remain under Nikko's management. Nikko Salomon Smith Barney is headquartered in Tokyo and maintains offices and staff worldwide.

     Nikko Salomon Smith Barney is owned 51% by Nikko and 49% by the Company.

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using year-end spot foreign exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating the statements of financial condition of non-U.S. subsidiaries with functional currencies other than the U.S. dollar are recorded, net of related hedge gains and losses and income taxes, as "Cumulative translation adjustments," a separate component of "Stockholder's equity." Hedges of such exposure include forward currency contracts and, to a lesser extent, designated issues of non-U.S. dollar term debt.

     As discussed in Note 6 to the consolidated financial statements, Basis Petroleum, Inc. ("Basis Petroleum") is classified as a discontinued operation in the Company's consolidated financial statements.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

     Certain prior period amounts have been restated to conform to the current year's presentation.

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

     It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the loan balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Reverse repurchase and repurchase agreements are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board ("FASB") Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, reverse repurchase agreements totaled $89.2 billion and $114.3 billion at December 31, 1998 and 1997, respectively. At December 31, 1998, and 1997, the market value of securities collateralizing reverse repurchase agreements was $91.2 billion and $116.6, respectively.

     Deposits paid for securities borrowed ("securities borrowed") and deposits received for securities loaned ("securities loaned") are recorded at the amount of cash advanced or received and are collateralized principally by government and government agency securities, corporate debt and equity securities. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Excluding the impact of FIN 41, securities borrowed totaled $50.2 and $40.5 billion, respectively at December 31, 1998 and 1997. At December 31, 1998 and 1997, the market value of securities collateralizing securities borrowed was $49.3 billion and $40.1 billion, respectively.

  Financial Instruments, Commodities and Contractual Commitments

     Financial instruments, commodities and contractual commitments (also referred to as "derivative instruments"), including derivatives used for trading purposes, are recorded at either market value or, when market prices are not readily available, fair value, which is determined under an alternative approach, such as matrix or model pricing. Fair value includes related accrued interest or dividends. The determination of market or fair value considers various factors, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options, warrants and contractual commitments; price activity for equivalent or synthetic instruments in markets located in different time zones; counterparty credit quality; and the potential impact on

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions.

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

  Derivative Instruments

     Derivatives Used for Trading Purposes

     Derivatives used for trading purposes include interest rate, currency and commodity swap agreements, swap options, caps and floors, options, warrants and financial and commodity futures and forward contracts. The market values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued, are reported as liabilities in "Contractual commitments." This category also includes the Company's long-term obligations that have principal repayments directly linked to equity securities of unaffiliated issuers for which the Company holds in inventory a note exchangeable for the same equity securities. Cash collateral received in connection with interest rate swaps totaled $4,178 million and $340 million at December 31, 1998 and 1997, respectively, and cash collateral paid totaled $4,385 million and $2,507 million, respectively, at these dates. Revenues generated from derivative instruments used for trading purposes are reported as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

     Margin on futures contracts is included in "Receivables -- Brokers, dealers and clearing organizations" and "Payables and accrued liabilities -- Brokers, dealers and clearing organizations."

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

     Interest rate and cross currency swaps are utilized to effectively convert a portion of the Company's short-term borrowings and the majority of its fixed rate term debt to variable rate instruments. These swaps are recorded "off-balance sheet," with

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES accrued inflows and outflows reflected as adjustments to interest expense. Upon early termination of an underlying hedged instrument, the derivative is accounted for at market or fair value and the impact is recognized currently in income. Changes in market or fair value of such instruments, or realized gains or losses resulting from the termination of such instruments, are also recognized currently in income.

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

     See Note 9 to the consolidated financial statements for a further discussion of the use of interest rate swaps and forward currency contracts for non-trading purposes.

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

  Intangible Assets

     The excess of purchase price over fair value of net assets acquired, which amounted to $447 million at December 31, 1998, is being amortized over remaining periods ranging from 20 to 30 years. The Company amortizes other intangible assets, which are included in "Other assets," on a straight-line basis over remaining periods ranging from 5 to 15 years.

  New Accounting Pronouncements

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 127, Deferral of the Effective Date of Certain Provisions of SFAS 125 ("SFAS 127"), which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of SFAS 127 created additional assets and liabilities on the Company's consolidated statement of financial condition related to the recognition of securities provided and received as collateral. At December 31, 1998, the impact of SFAS 127 on the Company's consolidated statement of financial position was an increase to total assets and liabilities of approximately $200 million. In addition, as a result of SFAS 127, certain inventory positions, primarily "Non-U.S. government and government

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES agency securities," have been reclassified to receivables or payables.

     Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other changes in stockholder's equity from nonowner sources. The accumulated balance of changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in-capital in the statement of financial position. Other than net income, cumulative translation adjustments is the only change in the Company's equity from nonowner sources. The Company's comprehensive income, net of tax, is as follows:

DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                      1998     1997      1996
-----------------------                                      ----    ------    ------
Net income.................................................  $818    $1,145    $1,500
Other changes in equity from non-owner sources.............    19        (9)       (8)
                                                             ----    ------    ------
Total comprehensive income.................................  $837    $1,136    $1,492
                                                             ====    ======    ======

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

     In the fourth quarter of 1998 the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 defines the management approach as the basis for determining the entity's reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the entity's reportable segments. The adoption of SFAS 131 did not affect the Company's financial postion, liquidity or results of operations. See Note 7 to the consolidated financial statements for a discussion of the Company's segments.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES security or a foreign-currency-denominated forecasted transaction. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the potential impact of the new accounting standard.

NOTE 5.  PRINCIPAL TRANSACTION REVENUES

     The following table presents principal transaction revenues by business activity from continuing operations for the years ended December 31, 1998, 1997 and 1996.

  DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                     1998      1997      1996
-----------------------                                    ------    ------    ------
Fixed income..............................................  $(869)   $1,882    $2,049
Equities..................................................    536       397       576
Commodities...............................................    205       218       393
Other.....................................................     15         7         9
                                                            -----    ------    ------
Total principal transaction revenues......................  $(113)   $2,504    $3,027
                                                            =====    ======    ======

  Fixed Income

     Fixed income revenues include realized and unrealized gains and losses arising from the trading of government and government agency securities, investment and non-investment grade corporate debt, municipal securities, and preferred stock, mortgage securities (primarily U.S. government agencies, including interest only and principal only strips), and emerging market fixed income securities and derivatives. Revenues also include realized and unrealized gains and losses generated from a variety of fixed income securities utilized in arbitrage strategies for the Company's own account, and realized and unrealized gains and losses arising from the spot and forward trading of currencies and exchange-traded and over-the-counter ("OTC") currency options. In 1998, the Company restructured and significantly decreased the risk profile of the global fixed income arbitrage groups because of lessening profit opportunities and growing risk and volatility. Realized and unrealized gains and losses resulting from changes in the market or fair value of options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, options and forward contracts on fixed income securities are reflected as fixed income revenue.

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

  Commodities

     The Company, primarily through its wholly owned subsidiary Phibro Inc. and its wholly owned subsidiaries (collectively, "Phibro"), conducts a commodities trading and dealer business. Commodities traded include crude oil, refined

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES oil products, natural gas, electricity, metals and various soft commodities. During 1998, Phibro continued its downsizing effort to significantly reduce the scope of some of its activities. In 1997, Phibro discontinued trading petrochemicals. Commodity revenues consist of realized and unrealized gains and losses from trading these commodities and related derivative instruments.

NOTE 6.  DISCONTINUED OPERATIONS

     In March 1997, the Board of Directors of Salomon Inc approved a non-binding letter of intent to sell all of the outstanding stock of Basis Petroleum to Valero Energy Corporation ("Valero") and a plan of disposition for Basis Petroleum. This transaction resulted in a pretax loss in 1996 of approximately $505 million ($290 million after tax). The sale was completed on May 1, 1997. Proceeds from the sale included cash of $365 million, Valero common stock with a market value of $120 million and participation payments based on a fixed notional throughput and the difference, if any, between an average market crackspread, as defined, and a base crackspread, as defined, over each of the next ten years. The total of the participation payments is capped at $200 million, with a maximum of $35 million per year. During 1998, the Company received $11 million in participation payments from Valero. In addition, as a result of Valero's merger agreement with PG&E Corporation, Valero's common stock was exchanged for stock of PG&E Corporation and a new stock of the "spin-off" company ("New Valero"), representing Valero's refining assets. In the third quarter of 1997, the Company liquidated its interest in the PG&E and New Valero common stock. In July 1997, the Company paid Valero $3 million in connection with the final determination of working capital. The loss included severance costs and anticipated operating losses to be incurred prior to the completion of the sale, and reflects other estimates of value at time of closing. The Company's investment in Genesis Energy, L.P., a publicly traded crude oil gathering, marketing and transportation partnership, was not transferred to Valero.

     The following table presents Basis Petroleum's results of operations and the loss on the disposal of Basis Petroleum, which are included in "Discontinued operations" on the consolidated statements of income.

  DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                       1996
-----------------------                                       -----
Discontinued operations:
  Revenues, net of interest.................................  $ (85)
  Expenses..................................................     38
                                                              -----
Loss before income taxes....................................   (123)
Benefit for income taxes....................................    (48)
                                                              -----
Loss from operations........................................    (75)
Loss on sale, net of tax benefit of $215....................   (290)
                                                              -----
Loss from discontinued operations, net of taxes.............  $(365)
                                                              =====

NOTE 7.  SEGMENT INFORMATION

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

     The Company's reportable segments include investment services and asset management. The investment services segment includes investment banking and trading, and retail brokerage as well as related derivative and commodity trading. The Company's global investment banking services encompasses a full range of capital market activities, including the underwriting and distribution of debt and equity securities for United States and foreign corporations and for state, local and other governmental and government sponsored authorities. Investment services executes securities and commodities futures brokerage transactions on all major exchanges on behalf of its customers and its own account. Investment services engages in principal transactions in fixed income securities and is a major participant in the over-the-counter ("OTC") market for various derivative instruments. The segment earns commissions as a broker for its clients in the purchase and sale of securities. Investment services also generates revenue from fees received from the internal management of client assets by Financial Consultants, as well as client assets managed externally by the segment's Consulting Group. The asset management segment provides discretionary and non-discretionary asset management services to a wide array of mutual funds and institutional and individual investors, with respect to domestic and foreign equity and debt securities, municipal bonds, money market instruments, and related options and futures contracts. The segment receives ongoing fees, generally stated as a percentage of the clients assets, from asset management clients.

     Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenue and expense are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:

DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                1998        1997        1996
-----------------------                              --------    --------    --------
Revenues:
  Investment Services..............................  $  6,847    $  8,654    $  8,516
  Asset Management.................................       924         780         664
                                                     --------    --------    --------
Total..............................................  $  7,771    $  9,434    $  9,180
                                                     ========    ========    ========
Net interest and dividends:
  Investment Services..............................  $  1,456    $  1,533    $  1,515
  Asset Management.................................       (20)        (20)        (27)
                                                     --------    --------    --------
Total..............................................  $  1,436    $  1,513    $  1,488
                                                     ========    ========    ========
Income from continuing operations before income
  taxes:*
  Investment Services..............................  $    899    $  1,475    $  2,755
  Asset Management.................................       417         345         261
                                                     --------    --------    --------
Total..............................................  $  1,316    $  1,820    $  3,016
                                                     ========    ========    ========
Total assets:
  Investment Services..............................  $210,577    $275,440    $245,080
  Asset Management.................................     1,324       1,180       1,034
                                                     --------    --------    --------
Total..............................................  $211,901    $276,620    $246,114
                                                     ========    ========    ========

---------------
* The 1996 sale of The Mortgage Company Limited which resulted in a pre-tax gain of $48 million has not been allocated to either segment.

     The accompanying table summarizes the Company's operations by geographic area. Amounts are determined principally by the respective legal jurisdictions of the Company's subsidiaries. Substantially all amounts for the asset management segment are included in North America. North America consists of the United States and Canada; Europe primarily consists of the United Kingdom and Germany; Asia and other primarily consists of Japan and Australia. Because of the global nature of the markets in which the Company competes and the integration of the Company's worldwide business activities, the Company believes that amounts determined in this manner are not particularly useful in understanding its business.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                                            REVENUES         INCOME (LOSS) FROM
                                         BEFORE INTEREST    CONTINUING OPERATIONS
          DOLLARS IN MILLIONS                EXPENSE         BEFORE INCOME TAXES     TOTAL ASSETS*
          -------------------            ---------------    ---------------------    -------------
Year Ended December 31, 1998
  North America........................      $18,270               $ 2,873             $140,532
  Europe...............................        1,845                (1,483)              47,785
  Asia and other.......................          558                   (74)              23,584
                                             -------               -------             --------
Consolidated...........................      $20,673               $ 1,316             $211,901
                                             =======               =======             ========
Year Ended December 31, 1997
  North America........................      $16,601               $ 1,376             $162,684
  Europe...............................        4,506                   351               82,497
  Asia and other.......................          370                    93               31,439
                                             -------               -------             --------
Consolidated...........................      $21,477               $ 1,820             $276,620
                                             =======               =======             ========
Year Ended December 31, 1996
  North America........................      $15,298               $ 2,943             $152,423
  Europe...............................        3,365                    77               76,875
  Asia and other.......................          180                    44               16,816
                                             -------               -------             --------
Consolidated...........................      $18,843               $ 3,064             $246,114
                                             =======               =======             ========

---------------
* The net realizable value of Basis Petroleum, $490 million, is included in North America in 1996.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

NOTE 8.  COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

     Information regarding the Company's short-term borrowings used to finance operations, including the securities settlement process is presented below. Average balances were computed based on month-end outstanding balances.

DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                        1998       1997
-----------------------                                       -------    -------
Bank borrowings:
  Balance at year-end.......................................  $ 1,743    $ 2,415
  Weighted average interest rate............................      4.2%       5.9%
  Annual averages --
     Amount outstanding.....................................  $ 2,175    $ 3,766
     Weighted average interest rate.........................      5.3%       5.3%
  Maximum amount outstanding at any month-end...............  $ 3,532    $ 5,436
                                                              -------    -------
Commercial paper:
  Balance at year-end.......................................  $10,493    $ 7,110
  Weighted average interest rate............................      5.3%       5.8%
  Annual averages --
     Amount outstanding.....................................  $12,140    $ 5,189
     Weighted average interest rate.........................      5.6%       5.6%
  Maximum amount outstanding at any month-end...............  $14,187    $ 7,110
                                                              -------    -------
Other short-term borrowings:
  Balance at year-end.......................................  $ 3,259    $ 1,939
  Weighted average interest rate............................      2.1%       5.3%
  Annual averages --
     Amount outstanding.....................................  $ 3,141    $ 2,258
     Weighted average interest rate.........................      3.0%       4.5%
  Maximum amount outstanding at any month-end...............  $ 4,992    $ 2,580
                                                              =======    =======
          Total commercial paper and other short term
           borrowings.......................................  $15,495    $11,464
                                                              =======    =======

     Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in multiple currencies including Japanese yen, German mark and U.K. sterling. All of the Company's

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES commercial paper outstanding at December 31, 1998 and 1997 was U.S. dollar denominated. Also included in short-term borrowings are deposit liabilities and other short-term obligations.

     The Company has a $3.5 billion 364-day revolving credit agreement that extends through May 1999. The Company may borrow under its revolving credit facility at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facility through facility fees. Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 1998, this requirement was exceeded by $2.8 billion.

     At December 31, 1998, there were no outstanding borrowings under this facility. In addition, the Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

NOTE 9.  TERM DEBT

     Term debt consists of issues with original maturities in excess of one year. Certain issues are redeemable, in whole or in part, at par or at premiums prior to maturity.

                                  FIXED RATE
                                  OBLIGATIONS   FIXED RATE    TOTAL FIXED    VARIABLE
                                  SWAPPED TO    OBLIGATIONS      RATE          RATE           TOTAL           TOTAL
DOLLARS IN MILLIONS                VARIABLE     NOT SWAPPED   OBLIGATIONS   OBLIGATIONS   DEC. 31, 1998   DEC. 31, 1997
-------------------               -----------   -----------   -----------   -----------   -------------   -------------
U.S. dollar denominated:
  Salomon Smith Barney Holdings
    Inc. (Parent Company).......    $10,689       $2,062        $12,751       $2,773         $15,524         $15,647
  Subsidiaries..................         56           --             56        1,627           1,683              --
                                    -------       ------        -------       ------         -------         -------
  U.S. dollar denominated.......     10,745        2,062         12,807        4,400          17,207          15,647
                                    -------       ------        -------       ------         -------         -------
Non-U.S. dollar denominated:
  Salomon Smith Barney Holdings
    Inc. (Parent Company).......        707           --            707        1,105           1,812           2,134
  Subsidiaries..................      1,086           16          1,102           30           1,132           1,293
                                    -------       ------        -------       ------         -------         -------
  Non-U.S. dollar denominated...      1,793           16          1,809        1,135           2,944           3,427
                                    -------       ------        -------       ------         -------         -------
Term debt.......................    $12,538       $2,078        $14,616       $5,535         $20,151         $19,074
                                    =======       ======        =======       ======         =======         =======

     The maturity structure of the Company's term debt, based on contractual maturities or the earliest date on which the debt is repayable at the option of the holder, was as follows at December 31, 1998:

                                             SALOMON SMITH BARNEY
                                                HOLDINGS INC.
DOLLARS IN MILLIONS                            (PARENT COMPANY)      SUBSIDIARIES     TOTAL
-------------------                          --------------------    ------------    -------
1999.......................................        $ 2,786              $   23       $ 2,809
2000.......................................          3,360                 353         3,713
2001.......................................          2,088                 218         2,306

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                                             SALOMON SMITH BARNEY
                                                HOLDINGS INC.
DOLLARS IN MILLIONS                            (PARENT COMPANY)      SUBSIDIARIES     TOTAL
-------------------                          --------------------    ------------    -------
2002.......................................          2,415                  75         2,490
2003.......................................          2,781                 209         2,990
Thereafter.................................          3,906               1,937         5,843
                                                   -------              ------       -------
          Total............................        $17,336              $2,815       $20,151
                                                   =======              ======       =======

     The Company issues U.S. dollar and non-U.S. dollar denominated fixed and variable rate term debt. Fixed rate debt matures at various dates through 2023. The contractual interest rates on fixed rate debt ranged from 1.25% (U.S. dollar denominated) to 23.0% (Korean won denominated) at December 31, 1998 and 1.25% (U.S. dollar denominated) to 11.82% (U.S. dollar denominated) at December 31, 1997. The weighted average contractual rate on total fixed rate term debt (both U.S. dollar denominated and non-U.S. dollar denominated) was 6.69% at December 31, 1998 and 6.76% at December 31, 1997. The Company utilizes interest rate swap agreements to convert most of its fixed rate term debt to variable rate obligations. The maturity structure of the swaps generally corresponds with the maturity structure of the debt being hedged.

     The Company's non-U.S. dollar fixed rate term debt includes Japanese yen, German mark, U.K. sterling, Italian lira, French franc, Portuguese escudos, European currency unit and the Korean won and, consequently, bears a wide range of interest rates.

     At December 31, 1998, the Company had outstanding approximately $2.9 billion of non-U.S. dollar denominated term debt, of which, $1.3 billion was German mark denominated and $.8 billion was U.K. sterling denominated, $.3 billion was Japanese yen denominated (converted at the December 31, 1998 spot rates). Of the $2.9 billion, approximately $.3 billion of Parent Company non-U.S. dollar denominated debt has been designated as a hedge of investments in subsidiaries with functional currencies other than the U.S. dollar. Another $1.2 billion of Parent Company debt has been effectively converted to U.S. dollar denominated obligations using cross-currency swaps. The remaining $1.4 billion is used for general corporate purposes.

     The following table summarizes the Company's fixed rate term debt that is swapped to variable rate obligations using interest rate swaps at December 31, 1998 and 1997. The variable rates presented are indicative of the Company's actual costs related to such obligations.

                                                    CONTRACTUAL                                  CONTRACTUAL
                                                      WEIGHTED        WEIGHTED                     WEIGHTED        WEIGHTED
                                                   AVERAGE FIXED       AVERAGE                  AVERAGE FIXED       AVERAGE
                                                      RATE ON       VARIABLE RATE                  RATE ON       VARIABLE RATE
                                       PRINCIPAL   SWAPPED FIXED     ON SWAPPED     PRINCIPAL   SWAPPED FIXED     ON SWAPPED
(DOLLARS IN MILLIONS)                   BALANCE    RATE TERM DEBT     TERM DEBT      BALANCE    RATE TERM DEBT     TERM DEBT
---------------------                  ---------   --------------   -------------   ---------   --------------   -------------
U.S. dollar denominated..............   $10,745         6.7%            5.5%         $ 9,557              6.8%       6.5%
German mark denominated..............     1,045          7.4             3.5           1,069               7.4        3.8
Japanese yen denominated.............        44          4.5             0.6              77               4.6        0.8
Japanese yen swapped to U.S. dollar
  denominated........................       193          4.0             4.7             187               3.9        6.7
French francs swapped to U.S. dollar
  denominated........................       181          5.4             5.5             168               5.4        6.7
Italian lira swapped to U.S. dollar
  denominated........................       100          2.1             5.2              62               3.9        6.5
U.K. sterling denominated............       129          7.8             7.6               4               7.6        7.5
Portuguese escudos swapped to U.S.
  dollar denominated.................        78          5.0             4.9              67               5.3        6.5

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                                                    CONTRACTUAL                                  CONTRACTUAL
                                                      WEIGHTED        WEIGHTED                     WEIGHTED        WEIGHTED
                                                   AVERAGE FIXED       AVERAGE                  AVERAGE FIXED       AVERAGE
                                                      RATE ON       VARIABLE RATE                  RATE ON       VARIABLE RATE
                                       PRINCIPAL   SWAPPED FIXED     ON SWAPPED     PRINCIPAL   SWAPPED FIXED     ON SWAPPED
(DOLLARS IN MILLIONS)                   BALANCE    RATE TERM DEBT     TERM DEBT      BALANCE    RATE TERM DEBT     TERM DEBT
---------------------                  ---------   --------------   -------------   ---------   --------------   -------------
European currency units swapped to
  U.S. dollar denominated............        12          3.1             5.2              --                --         --
Korean won swapped to U.S. dollar
  denominated........................        11         23.0             4.7              --                --         --
Total swapped fixed rate term debt...   $12,538         6.6%            5.3%         $11,191              6.8%       6.2%

     Variable rate term debt matures at various dates through 2018. The interest rates are determined periodically by reference to money market rates, or in certain instances, are calculated based on stock or bond market indices as specified in the agreements governing the respective issues. The interest rates on variable rate term debt ranged from .96% (Japanese yen denominated) to 8.75% (U.S. dollar denominated) at December 31, 1998 and 0.82% (Japanese yen denominated) to 11.63% (U.S. dollar denominated) at December 31, 1997. The weighted average contractual rate on total variable rate term debt (both U.S. dollar denominated and non-U.S. denominated) was 5.14% at December 31, 1998 and 5.83% at December 31, 1997.

     Term debt includes subordinated debt, which totaled $30 million at December 31, 1998 and $28 million at December 31, 1997. At December 31, 1998 and 1997, subordinated debt included approximately $6 million of convertible restricted notes, convertible at the rate of $8.19 per share into 668,888 shares of Citigroup common stock. At December 31, 1998, the Company had outstanding $87 million of term debt for which the principal repayment is linked to certain equity securities of unaffiliated issuers.

     The Company has a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, under which it may borrow at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facility through facility fees. At December 31, 1998, there were no outstanding borrowings under this facility. Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 1998, this requirement was exceeded by $2.8 billion.

NOTE 10.  LEASE COMMITMENTS

     The Company has noncancelable leases covering office space and equipment expiring on various dates through 2012. Presented below is a schedule of minimum future rentals on noncancelable operating leases, net of subleases, as of December 31, 1998. Various leases contain provisions for lease renewals and escalation of rent based on increases in certain costs incurred by the lessors.

                                                       DOLLARS IN MILLIONS
                                                       -------------------
1999.................................................        $  220
2000.................................................           206
2001.................................................           183
2002.................................................           164
2003.................................................           113
Thereafter...........................................           455
                                                             ------
Minimum future rentals...............................        $1,341
                                                             ======

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

     Minimum future rentals include $130 million related to space the Company has vacated or intends to vacate. The Company has provided reserves for these premises. Rent expense under operating leases from continuing operations totaled $259 million, $258 million and $251 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 11.  MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

     The Parent Company has formed two statutory business trusts under the laws of the state of Delaware that exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the trust securities in subordinated debt securities of the Parent Company (in the case of SI Financing Trust I) and junior subordinated deferrable interest debt securities of the Parent Company (in the case of SSBH Capital I); and (iii) engaging in only those activities necessary or incidental thereto. These subordinated debt securities and the related income effects are eliminated in the consolidated financial statements. Distributions on the mandatorily redeemable securities of subsidiary trusts below have been classified as interest expense in the consolidated statement of income. The following table summarizes the financial structure of the Parent Company's subsidiary trusts at December 31, 1998:

                                            SI FINANCING           SSBH
                                               TRUST I           CAPITAL I
                                            -------------    -----------------
Trust Securities:
  Issuance date...........................      July 1996         January 1998
  Shares issued...........................     13,800,000           16,000,000
  Liquidation preference per share........            $25                  $25
  Liquidation value (in millions).........           $345                 $400
  Coupon rate.............................           9.25%                7.20%
  Distributions payable...................      Quarterly            Quarterly
  Distributions guaranteed by............. Parent Company       Parent Company
Common shares issued to Parent Company....        426,800              494,880
Subordinated Debt Securities:
  Amount owned (in millions)..............           $356                 $412
  Coupon rate.............................           9.25%                7.20%
  Interest payable........................      Quarterly            Quarterly
  Maturity date...........................  June 30, 2026     January 28, 2038
  Redeemable by issuer on or after........  June 30, 2001     January 28, 2003

     SI Financing Trust I, a wholly owned subsidiary of the Parent Company, issued TRUPS(R) units to the public. Each TRUPS(R) unit includes a security of SI Financing Trust I, as shown in the table above, and a purchase contract that requires the holder to purchase, in 2021 (or earlier if the Parent Company elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of Citigroup 9.50% Cumulative Preferred Stock, Series L. The Parent Company is obligated under the terms of each purchase contract to pay contract fees of 0.25% per annum.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

NOTE 12.  CAPITAL REQUIREMENTS

     Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:

                                                                                 EXCESS OVER
DOLLARS IN MILLIONS                                              NET CAPITAL       MINIMUM
SUBSIDIARY                             JURISDICTION             OR EQUIVALENT    REQUIREMENT
-------------------                    ------------             -------------    -----------
Salomon Smith Barney Inc.*     U.S. Securities and Exchange        $3,195          $2,841
                               Commission Uniform Net
                               Capital Rule (Rule 15c3-1)
Salomon Brothers               United Kingdom's Securities         $4,972          $1,090
  International Limited        and Futures Authority
Salomon Smith Barney Japan     Japan's Ministry of Finance         $  688          $  375
  Limited**
Salomon Brothers AG            Germany's Banking Supervisory       $  236          $  150
                               Authority
The Robinson-Humphrey          U.S. Securities and Exchange        $   79          $   78
  Company, LLC                 Commission Uniform Net
                               Capital Rule (Rule 15c3-1)

---------------
* On September 1, 1998, Salomon Brothers Inc and Smith Barney Inc. merged to form Salomon Smith Barney Inc.

** Prior to April 1, 1998, this entity was known as Salomon Brothers Asia
   Limited.

     Advances, dividend payments and other equity withdrawals from regulated subsidiaries are restricted by the regulations of the U.S. Securities and Exchange Commission, the New York Stock Exchange and other regulatory agencies and by certain covenants contained in the Company's revolving credit facilities. See Notes 8 and 9 to the consolidated financial statements. These restrictions may limit the amounts that these subsidiaries pay as dividends or advances to the Company.

     In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), an indirect wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At December 31, 1998, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

NOTE 13.  EMPLOYEE BENEFIT PLANS

  Retirement Plans

     The Company participates in defined benefit pension plans that cover certain U.S. and Non-U.S. employees. These plans resulted in expenses from continuing operations of $53 million, $53 million and $46 million in 1998, 1997 and 1996, respectively.

     The Company has defined contribution employee savings plans covering certain eligible employees. The costs relating to these plans were $23 million, $34 million and $49 million in 1998, 1997 and 1996, respectively.

  Health Care and Life Insurance

     The Company provides certain health care and life insurance benefits for its active employees, qualifying retired U.S. employees and certain non-U.S. employees who reach the retirement criteria specified by the various plans. At December 31, 1998, there were approximately 31,800 active and 1,600 retired employees eligible for such benefits.

     Expenses recorded for health care and life insurance benefits from continuing operations were $109 million, $121 million, and $110 million in 1998, 1997 and 1996, respectively.

  Employee Incentive Plans

     The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and key employees. The Company also participates in the Salomon Incentive Plan ("SIP") which provides for the issuance of up to 5.9 million shares of Citigroup common stock in the form of options, restricted stock and stock bonuses, as well as an additional grant of up to 2.5 million shares of Citigroup common stock in the form of stand-alone stock appreciation rights, phantom stock and cash bonuses to certain key employees, including officers of the Company who were former employees of Salomon. In December 1996, 2.7 million options were awarded under the SIP with an exercise price set at the market value on the date of grant ($26.48). The awards expire five years after the grant date and vest 100% three years after the grant date. At December 31, 1998 there were 1,627, 200 options outstanding relating to the SIP plan. SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards is not included in expense, SFAS 123 requires disclosure of net income, on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), pursuant to which no compensation cost has been recognized in connection with the issuance of stock options. Had the Company applied SFAS 123 in accounting for stock options, net income would have been reduced by $79 million, $40 million and $15 million in 1998, 1997 and 1996, respectively. The following assumptions were used to calculate the effect of SFAS 123:

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                                                                     OTHER AWARDS
                                             CITIGROUP AWARDS          SIP PLAN
                                        --------------------------   ------------
ASSUMPTIONS                              1998      1997      1996        1996
-----------                             ------    ------    ------      ------
Expected volatility...................    35.1%     31.8%     28.2%       25.0%
Risk-free interest rate...............    5.05%     5.77%     5.70%       5.88%
Expected annual dividends per share...   $0.65     $0.47     $0.37      $ 0.38
Expected annual forfeiture rate.......       5%        5%        5%          0%

     Certain provisions of the Citigroup incentive plan have changed. Certain employees of the Company will receive Deferred Stock Awards ("DSA's"). A DSA award is an unfunded promise to deliver shares at the end of a three-year deferral period. It is comprised of a basic award representing a portion of the participant's prior year incentive award which vests immediately upon grant, and an additional premium award amounting to 33% of the basic award which vests one-third per year over a three year period. The entire award is forfeited if the participant leaves the Company to join a competitor within three years after the award date. Participants may elect to receive a portion of their award in the form of stock options. The basic portion of the award is expensed in the bonus year that it was earned. The expense associated with the additional 33% premium award is amortized over the appropriate vesting period. After-tax expense of approximately $150 million was recognized during 1998 for 1998 awards that were granted in January 1999.

     The Company has various incentive plans under which stock of Citigroup is purchased for subsequent distribution to employees, subject to vesting requirements. These plans resulted in expenses of $313 million, $253 million and $171 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  The Equity Partnership Plan (EPP)

     Under EPP, qualifying employees of the Company received a portion of their compensation in the form of common stock. EPP deferred payment of the stock for three years and required the contribution of an additional 25% of the deferred compensation amount to the participant's account. The EPP award is forfeited if the participant's employment is terminated for cause within the three-year vesting period. The award is forfeited if the participant leaves the Company to join a competitor within three years after the award date. If a participant leaves other than by virtue of death, disability, retirement or as a result of downsizing during the three years following the award, the entire additional contribution of 25% is forfeited.

     Total purchases of shares by the EPP totaled $192 million (4.8 million shares) in 1997, and $153 million (6.1 million shares) in 1996, there were no purchases of shares in 1998. Stock awarded under the EPP totaled $191 million (5.4 million shares), and $147 million (6.1 million shares) in 1997 and 1996 respectively. There was no stock awarded under EPP in 1998. These amounts are included as a component of compensation expense. The net asset related to the EPP, which represents the cost of the unawarded shares held by the EPP less the Company's liability related to the EPP, payable in common stock, is included in "Other assets."

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

     In December 1998, restrictions on transferability were lifted on approximately 8 million shares (net of withholding tax requirements) awarded by the EPP in 1993.

NOTE 14.  INCOME TAXES

     The components of income taxes from continuing operations reflected on the consolidated statements of income are:

DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                              1998     1997      1996
-----------------------                              ----    ------    ------
Current tax provision/(benefit):
  U.S. federal.....................................  $649    $  817    $1,097
  State and local..................................   117       250       322
  Non-U.S..........................................   (14)      283       (13)
                                                     ----    ------    ------
     Total current tax provision...................   752     1,350     1,406
                                                     ----    ------    ------
Deferred tax provision/(benefit):
  U.S. federal.....................................  (293)     (424)     (205)
  State and local..................................   (21)     (142)      (68)
  Non-U.S..........................................    60      (109)       66
                                                     ----    ------    ------
     Total deferred tax benefit....................  (254)     (675)     (207)
                                                     ----    ------    ------
Provision for income taxes.........................  $498    $  675    $1,199
                                                     ====    ======    ======

     Under SFAS 109, Accounting for Income Taxes, temporary differences between recorded amounts and the tax bases of assets and liabilities are accounted for at current income tax rates.

     At December 31, 1998 and December 31, 1997, respectively, the Company's consolidated statements of financial condition included net deferred tax assets from continuing operations of $1,100 million and $844 million, comprised of the following:

DOLLARS IN MILLIONS
DECEMBER 31,                                                  1998      1997
-----------------------                                      ------    ------
Deferred tax assets:
  Employee benefits and deferred compensation..............  $1,191    $1,087
  Lease obligations and fixed assets.......................      --       148
  U.S. taxes provided on the undistributed earnings of
     non-U.S. subsidiaries.................................      67        --
  Other deferred tax assets................................     488       292
                                                             ------    ------
Total deferred tax assets..................................  $1,746     1,527
                                                             ------    ------

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

DOLLARS IN MILLIONS
DECEMBER 31,                                                  1998      1997
-----------------------                                      ------    ------
Deferred tax liabilities:
  Intangible assets........................................    (302)     (323)
  Investment position activity.............................     (10)      (65)
  Cumulative translation adjustments.......................     (89)      (91)
  Lease obligations and fixed assets.......................      (2)       --
  U.S. taxes provided on the undistributed earnings of
     non-U.S. subsidiaries.................................      --      (119)
  Other deferred tax liabilities...........................    (243)      (85)
                                                             ------    ------
Total deferred tax liabilities.............................    (646)     (683)
                                                             ------    ------
Net deferred tax asset.....................................  $1,100    $  844
                                                             ======    ======

     The Company had no deferred tax valuation allowance at December 31, 1998 or December 31, 1997.

     Tax benefits (liabilities) allocated directly to stockholder's equity were as follows:

DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                 1998    1997    1996
-----------------------                                 ----    ----    ----
Foreign currency translation..........................  $(10)   $(11)   $(20)
Employee stock plans..................................     8      82      11
Hedge of preferred stock dividends paid...............    --     (10)    (15)
                                                        ----    ----    ----
Total tax benefits (liabilities) allocated directly to
  stockholder's equity................................  $ (2)   $ 61    $(24)
                                                        ====    ====    ====

     The Company paid taxes, net of refunds, of $693 million, $918 million and $1,696 million in 1998, 1997 and 1996, respectively.

     The Company provides income taxes on the undistributed earnings of foreign subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 1998, $1.3 billion of the Company's accumulated undistributed earnings was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $376 million would have to be provided if such earnings were remitted to the United States.

     The following table reconciles the U.S. federal statutory income tax rate to the Company's effective tax rate from continuing operations:

YEAR ENDED DECEMBER 31,                                   1998    1997    1996
-----------------------                                   ----    ----    ----
Statutory U.S. federal income tax rate for
  corporations..........................................   35%     35%     35%
Impact of:
  State and local (net of U.S. federal tax) and foreign
     taxes..............................................    5       4       6
  Tax advantaged income.................................   (3)     (3)     (1)
  Other, net............................................    1       1      (1)
                                                           --      --      --
Effective tax rate......................................   38%     37%     39%
                                                           ==      ==      ==

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

NOTE 15.  PLEDGED ASSETS, COMMITMENTS AND CONTINGENCIES

     At December 31, 1998, the approximate market values of securities sold under agreements to repurchase or other assets pledged by the Company, excluding the impact of FIN 41, were:

DOLLARS IN MILLIONS
-------------------
For securities sold under agreements to repurchase........  $115,652
As collateral for securities borrowed of approximately
  equivalent value........................................    82,571
For securities loaned.....................................     7,751
As collateral on bank loans...............................     3,522
To clearing organizations or segregated under securities
  laws and regulations....................................     3,132
Other.....................................................       285
                                                            --------
Repurchase agreements and securities pledged..............  $212,913
                                                            ========

     At December 31, 1998, the Company had $2.2 billion of outstanding letters of credit from banks to satisfy various collateral and margin requirements.

  Other Contingencies

     The Company has provided a residual guarantee of $586 million in connection with the lease of buildings occupied by the Company's executive offices and New York operations.

     On July 31, 1993, Smith Barney, along with certain of its affiliates and Travelers Group, acquired the domestic retail brokerage and asset management businesses (the "Shearson Acquisition") of Lehman Brothers Holdings Inc. (then known as Shearson Lehman Brothers Holdings Inc.) and its subsidiaries. In conjunction with the Shearson Acquisition, Smith Barney Inc. has agreed to pay American Express Company additional amounts contingent upon Smith Barney Inc.'s future performance, including 10% of its after-tax profits in excess of $250 million per year over a five-year period (1998 was the final year for this portion of the payout.) The amount to be paid under this agreement in 1998 has yet to be determined,

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES while the amount paid under this agreement amounted to $75 million in 1997. The contingent consideration is accounted for prospectively, as additional purchase price, and results in amortization over periods of up to 20 years.

NOTE 16.  LEGAL PROCEEDINGS

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

NOTE 17. FINANCIAL INSTRUMENTS, COMMODITIES AND CONTRACTUAL COMMITMENTS AND RELATED RISKS

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

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

     The way in which the Company accounts for and presents contractual commitments in its financial statements depends on both the type and purpose of the contractual commitment held or issued. As discussed in Note 4 to the consolidated financial statements, the Company records all derivatives used for trading purposes, including those used to hedge trading positions, at market or fair value. Consequently, changes in the amounts recorded in the Company's consolidated statements of financial condition resulting from movements in market or fair value are included in "Principal transactions" in the period in which they occur. The accounting and reporting treatment of derivatives used for non-trading purposes varies, depending on the nature of exposure being hedged.

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

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

     A summary of contractual commitments as of December 31, 1998 and 1997 is as follows:

                                           DECEMBER 31, 1998                    DECEMBER 31, 1997
                                   ---------------------------------    ---------------------------------
                                                 CURRENT MARKET OR                    CURRENT MARKET OR
                                                    FAIR VALUE                           FAIR VALUE
                                   NOTIONAL    ---------------------    NOTIONAL    ---------------------
DOLLARS IN BILLIONS                AMOUNTS     ASSETS    LIABILITIES    AMOUNTS     ASSETS    LIABILITIES
-------------------                --------    ------    -----------    --------    ------    -----------
Exchange-issued products:
  Futures contracts(a)...........  $  858.3    $  --        $  --       $  940.5    $  --        $  --
  Other exchange-issued
     products:...................                 --           --
     Equity contracts............       9.5       .1           .2           10.6       .2           .4
     Fixed income contracts......     118.1       --           .1          138.1       --           --
     Physical commodities
       contracts.................       1.3       --           --            3.5       --           --
                                   --------    -----        -----       --------    -----        -----
Total exchange-issued products...     987.2       .1           .3        1,092.7       .2           .4
                                   --------    -----        -----       --------    -----        -----
Over-the-counter ("OTC") swaps,
  swap options, caps and floors:
  Swaps..........................   2,395.3                              1,345.9
  Swap options written...........      81.7                                 38.6
  Swap options purchased.........      85.4                                 48.8
  Caps and floors................     191.8                                161.4
                                   --------    -----        -----       --------    -----        -----
Total OTC swaps, swap options,
  caps and floors(b).............   2,754.2      8.2          8.8        1,594.7      5.8          6.7
                                   --------    -----        -----       --------    -----        -----
OTC foreign exchange contracts
  and options:
  Forward currency
     contracts(b)................     146.7      1.0          1.3          115.4      1.0          1.0
  Options written................      52.3       --           .8           41.3       --           .6
  Options purchased..............      47.3      1.1           --           37.7       .6           --
                                   --------    -----        -----       --------    -----        -----
Total OTC foreign exchange
  contracts and options..........     246.3      2.1          2.1          194.4      1.6          1.6
                                   --------    -----        -----       --------    -----        -----
Other contractual commitments:
  Options and warrants on
     equities and equity
     indices.....................      63.3      3.1          3.2           54.8      1.8          2.7
  Options and forward contracts
     on fixed income
     securities..................     383.8       .6          1.1          343.4       .3           .1
  Physical commodities
     contracts...................       7.0       .2           .2           14.3       .4           .2
                                   --------    -----        -----       --------    -----        -----
Total contractual commitments....  $4,441.8    $14.3        $15.7       $3,294.3    $10.1        $11.7
                                   ========    =====        =====       ========    =====        =====

---------------
(a) Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $16.2 billion and $6.1 billion at December 31, 1998 and $17.6 billion and $4.1 billion at December 31, 1997, respectively.

     The annual average balances of the Company's contractual commitments, based on month-end balances, are as follows:

                                                                1998                      1997
                                                       ----------------------    ----------------------
                                                       AVERAGE      AVERAGE      AVERAGE      AVERAGE
DOLLARS IN BILLIONS                                    ASSETS     LIABILITIES    ASSETS     LIABILITIES
-------------------                                    -------    -----------    -------    -----------
Swaps, swap options, caps and floors.................   $ 7.2        $ 7.8        $4.4         $ 6.2
Index and equity contracts and options...............     2.6          3.3         1.9           2.9
Foreign exchange contracts and options...............     2.2          2.1         1.5           1.4
Physical commodities contracts.......................      .3           .2          .3            .2
Forward contracts on fixed income securities.........      .6          1.0          .4            .3
                                                        -----        -----        ----         -----
Total contractual commitments........................   $12.9        $14.4        $8.5         $11.0
                                                        =====        =====        ====         =====

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

  Credit Risk

     The Company regularly transacts business with retail customers, and transacts with or owns securities issued by a broad range of corporations, governments, international organizations, central banks and other financial institutions. Phibro regularly transacts business with independent and government-owned oil producers, a wide variety of end users, trading companies and financial institutions. Credit risk is measured by the loss the Company would record if its counterparties failed to perform pursuant to the terms of their contractual obligations and the value of collateral held, if any, was not adequate to cover such losses. The Company has established controls to monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses bilateral security agreements and master netting agreements whenever possible to mitigate the Company's exposure to counterparty credit risk. Master netting agreements enable the Company to net certain assets and liabilities by counterparty. The Company also nets across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. The Company may require counterparties to submit additional collateral pursuant to the above agreements when deemed necessary.

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

  Concentrations of Credit Risk

     Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of issuers or counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. The Company monitors credit risk on both an individual and group counterparty basis. The Company's largest single concentration of credit risk is with securities issued by the U.S. government and its agencies, which totaled $24.6 billion at December 31, 1998 and $52.1 billion at December 31, 1997. With the addition of U.S. government and U.S. government agency securities pledged as collateral by counterparties in connection with collateralized financing activity, the Company's total holdings of U.S. government securities were $114.1 billion or 43% of the Company's total assets, before FIN 41 netting, at December 31, 1998 and $132.8 billion or 41% of the Company's total assets, before FIN 41 netting, at December 31, 1997. Similarly, concentrations with non-U.S. governments totaled $47.6 billion at December 31, 1998 and $103.5 billion at December 31, 1997. These consist predominantly of securities issued by the governments of major industrial nations. Remaining concentrations arise principally from contractual commitments with counterparties in financial or commodities transactions involving future settlement and fixed income securities owned. Excluding governments, no concentration with a single counterparty exceeded 1% of total assets at December 31, 1998 or 1997. North America and Europe represent the largest geographic concentrations. Among industries, other major derivatives dealers represent the largest group of counterparties. The Company has one year remaining on a three-year credit support agreement

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES with Genesis Energy, L.P., pursuant to which it is committed to provide Genesis with working capital support of up to $300 million until December 31, 1999.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

NOTE 18.  FAIR VALUE INFORMATION

     SFAS 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments. The following information is presented to help users gain an understanding of the relationship between the amounts reported in the Company's financial statements and the related market or fair values. Specific accounting policies are discussed in
Note 4 to the consolidated financial statements.

     At December 31, 1998, $206 billion or 97% of the Company's total assets and $188 billion or 93% of the Company's total liabilities were carried at market value or fair value or at amounts that approximate such values. At December 31, 1997, $272 billion or 98% of the Company's total assets and $253 billion or 94% of the Company's total liabilities were carried at either market or fair values or at amounts that approximate such values. Financial instruments recorded at market or fair value include cash and cash equivalents, financial instruments, commodities and contractual commitments used for trading purposes.

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

                                                    1998                                  1997
                                     -----------------------------------   -----------------------------------
                                          ASSETS          LIABILITIES           ASSETS          LIABILITIES
                                     ----------------   ----------------   ----------------   ----------------
        DOLLARS IN BILLIONS          CARRYING   FAIR    CARRYING   FAIR    CARRYING   FAIR    CARRYING   FAIR
           DECEMBER 31,               VALUE     VALUE    VALUE     VALUE    VALUE     VALUE    VALUE     VALUE
        -------------------          --------   -----   --------   -----   --------   -----   --------   -----
Financial instruments recorded at
contractual amounts or historical
amounts that do not necessarily
approximate market or fair value:
  Assets securing U.S. dollar
     denominated CMOs (fixed
     rate).........................    $.1       $.1                         $.2       $.3
  U.S. dollar denominated CMOs
     (fixed rate)..................                      $  .1     $  .1                       $  .2     $  .2
  Fixed rate term debt.............                       14.6      15.1                        15.0      15.3
                                       ---       ---     -----     -----     ---       ---     -----     -----
Derivatives used for non-trading
  purposes.........................    $--       $.6     $  --     $  .2     $--       $.5     $  --     $  .2
                                       ===       ===     =====     =====     ===       ===     =====     =====

     The fair value of fixed rate term debt has been estimated by using a discounted cash flow analysis. The Company's U.S. dollar denominated fixed rate CMOs and assets securing U.S. dollar denominated fixed rate CMOs are carried at their contractual amounts. CMOs and the assets that secure them should not be viewed independently. Taken together, the fair

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES value of the Company's dollar denominated CMOs and the assets securing them is the present value of the difference between future cash inflows from the CMO collateral and cash outflows to service the CMOs.

NOTE 19.  RELATED PARTY BALANCES

     The Company has related party balances with Citigroup and certain of its subsidiaries. These balances include cash accounts, collateralized financing transactions, margin accounts and derivative trading. These transactions are entered into in the ordinary course of business and are not material to the Company's consolidated statement of financial condition.

NOTE 20.  OTHER EVENTS

     In 1996, the Company sold its indirect wholly owned subsidiary, The Mortgage Corporation Limited ("TMC"), resulting in an after-tax gain of $31 million ($48 million pre-tax). TMC originated and serviced residential mortgages in the United Kingdom.

NOTE 21.  PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

     The following are condensed financial statements of Salomon Smith Barney Holdings Inc. (Parent Company Only):

               PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                      1998     1997      1996
-----------------------                                      ----    ------    ------
Revenues, net of interest expense..........................  $202    $  213    $  126
Loss on sale of Basis Petroleum............................    --        --      (505)
Restructuring charge.......................................    --       180        --
Noninterest expenses.......................................    94       154       117
                                                             ----    ------    ------
Income (loss) before income taxes..........................   108      (121)     (496)
Provision/(benefit) for income taxes.......................   (24)      (57)     (225)
Equity in earnings of subsidiaries.........................   686     1,209     1,771
                                                             ----    ------    ------
Net income.................................................  $818    $1,145    $1,500
                                                             ====    ======    ======

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

        PARENT COMPANY ONLY CONDENSED STATEMENTS OF FINANCIAL CONDITION

DOLLARS IN MILLIONS
DECEMBER 31,                                                1998       1997
-------------------                                        -------    -------
Assets:
Cash and cash equivalents................................  $     3    $    --
Financial instruments and contractual commitments........      152        258
Receivables..............................................      349        280
Receivable from subsidiaries(1)..........................   32,570     29,271
Investment in subsidiaries...............................    7,293      7,241
Property, equipment and leasehold improvements, net......      216        238
Other assets.............................................    1,818      1,054
                                                           -------    -------
Total assets.............................................  $42,401    $38,342
                                                           =======    =======
Liabilities and stockholder's equity:
Commercial paper and other short-term borrowings.........  $11,210    $ 8,723
Financial instruments sold, not yet purchased and
  contractual commitments................................      863        644
Other liabilities........................................    3,456      2,320
Term debt................................................   17,336     17,781
Subordinated debt payable to SI Financing Trust I........      356        356
Subordinated debt payable to SSBH Capital Trust I........      412         --
                                                           -------    -------
Total liabilities........................................   33,633     29,824
Stockholder's equity.....................................    8,768      8,518
                                                           -------    -------
Total liabilities and stockholder's equity...............  $42,401    $38,342
                                                           =======    =======

---------------
(1) Includes $3.8 billion and $3.1 billion of subordinated note receivables at December 31, 1998 and December 31, 1997, respectively.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

             PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

DOLLARS IN MILLIONS
YEAR ENDED DECEMBER 31,                                        1998        1997       1996
-----------------------                                       -------    --------    -------
Cash flows from financing activities:
  Net increase in commercial paper and other short-term
     borrowings.............................................  $ 2,487    $  6,603    $   229
  Proceeds from issuance of term debt.......................    4,155       7,984      4,659
  Term debt maturities and repurchases......................   (4,837)     (3,955)    (4,180)
  Issuance of preferred stock...............................       --          --        250
  Redemption of preferred stock.............................       --          --       (112)
  Other capital transactions................................       --         (95)       (45)
  Dividends paid............................................     (732)       (604)      (820)
                                                              -------    --------    -------
Cash provided by (used in) financing activities.............    1,073       9,933        (19)
                                                              -------    --------    -------
Cash flows from investing activities:
  Increase in receivables from subsidiaries, net............   (2,150)    (11,356)    (3,290)
  Dividends received from subsidiaries......................      841         834      2,359
  Capital infusions and other capital transactions with
     subsidiaries...........................................     (166)        (69)      (174)
  Purchases of property, equipment and leasehold
     improvements...........................................       --          (9)        (3)
  Proceeds from sale of Basis Petroleum.....................       --         365         --
                                                              -------    --------    -------
Cash used in investing activities...........................   (1,475)    (10,235)    (1,108)
                                                              -------    --------    -------
Cash provided by operating activities.......................      405         299      1,116
                                                              -------    --------    -------
Increase (decrease) in cash and cash equivalents............        3          (3)       (11)
Cash and cash equivalents at beginning of year..............        0           3         14
                                                              -------    --------    -------
Cash and cash equivalents at end of year....................  $     3    $      0    $     3
                                                              =======    ========    =======

BASIS OF PRESENTATION

     The accompanying condensed financial statements, which include the accounts of Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Citigroup, should be read in conjunction with the consolidated financial statements of SSBH and its subsidiaries.

     Investments in subsidiaries are accounted for under the equity method. For information regarding the Company's term debt see Note 9 of the consolidated financial statements.

RELATED PARTY TRANSACTIONS

     SSBH engages in various transactions with its subsidiaries that are characteristic of a consolidated group under common control. As a public debt issuer, SSBH has access to long-term sources of funds that are loaned from SSBH to certain of its subsidiaries. Such intercompany advances are payable on demand and bear interest at varying rates.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly results for the year ended December 31, 1998 were as follows:

                                                                   QUARTER ENDED
                                                 --------------------------------------------------
DOLLARS IN MILLIONS                              MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
-------------------                              --------    -------    ------------    -----------
Noninterest revenues...........................   $2,733     $2,334        $  588         $2,116
Net interest and dividends.....................      395        401           325            315
                                                  ------     ------        ------         ------
Revenues, net of interest expense..............    3,128      2,735           913          2,431
Expenses, excluding interest...................    2,318      1,766         1,437          2,370
                                                  ------     ------        ------         ------
Income (loss) from continuing operations before
  income taxes.................................      810        969          (524)            61
Provision/(benefit) for income taxes...........      308        368          (199)            21
                                                  ------     ------        ------         ------
Net income (loss)..............................   $  502     $  601        $ (325)        $   40
                                                  ======     ======        ======         ======

     Quarterly results for the year ended December 31, 1997 were as follows:

                                                                   QUARTER ENDED
                                                 --------------------------------------------------
DOLLARS IN MILLIONS                              MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
-------------------                              --------    -------    ------------    -----------
Noninterest revenues...........................   $2,379     $2,294        $2,659         $2,102
Net interest and dividends.....................      322        430           366            395
                                                  ------     ------        ------         ------
Revenues, net of interest expense..............    2,701      2,724         3,025          2,497
Expenses, excluding interest...................    2,023      1,985         2,197          2,922
                                                  ------     ------        ------         ------
Income (loss) from continuing operations before
  income taxes.................................      678        739           828           (425)
Provision/(benefit) for income taxes...........      267        288           321           (201)
                                                  ------     ------        ------         ------
Net income (loss)..............................   $  411     $  451        $  507         $ (224)
                                                  ======     ======        ======         ======

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  3.01    Amended and Restated Certificate of Incorporation of Salomon
          Smith Barney Holdings Inc. (the "Company"), effective
          December 1, 1997, incorporated by reference to Exhibit 4(a)
          to Amendment No. 2 to the Company's Registration Statement
          on Form S-3 (No. 333-38931).
  3.02    By-Laws of the Company, incorporated by reference to Exhibit
          4(b) to Amendment No. 2 to the Company's Registration
          Statement on Form S-3 (No. 333-38931).
 10.01+   Amended and Restated Lease dated as of March 27, 1998
          between State Street Bank and Trust Company of Connecticut,
          National Association, as Trustee (Lessor), and Smith Barney
          Inc., Salomon Brothers Inc, Travelers Group Inc., Mutual
          Management Corp., Smith Barney Capital Services Inc., Smith
          Barney Commercial Corp., Smith Barney Futures Management
          Inc. and Smith Barney Global Capital Management, Inc., as
          tenants in common (Lessee).
 10.02    Lease dated November 23, 1988 between 7 World Trade Company and Salomon Inc, incorporated by reference to Exhibit 10(a)
          to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1991 (File No. 1-4346).
 12.01+   Computation of ratio of earnings to fixed charges.
 21.01    Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.
 23.01+   Consent of PricewaterhouseCoopers L.L.P.
 23.02+   Consent of Arthur Andersen LLP.
 27.01+   Financial Data Schedule.
 99.01+   Independent Accountants' Report.

---------------
+ Filed herewith.