Form 10-Q
period 1999-03-31
SALOMON SMITH BARNEY HOLDINGS INC
filed 1999-05-14
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR


    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM       TO
                                                ------   ------
                          COMMISSION FILE NUMBER 1-4346

                       SALOMON SMITH BARNEY HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    22-1660266
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

       388 GREENWICH STREET
        NEW YORK, NEW YORK                                    10013
      (ADDRESS OF PRINCIPAL                                 (ZIP CODE)
        EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 816-6000

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES X    NO
                                      ---      ----
THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC. AS OF THE DATE HEREOF, 1000 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE ISSUED AND OUTSTANDING.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H 1 (a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                                                                                PAGE
                                                                                                ----
Part I.        Financial Information
               ---------------------

  Item 1.      Condensed Consolidated Financial Statements:

               Condensed Consolidated Statements of Income (Unaudited) -
                       Three months ended March 31, 1999 and 1998                                     1

               Condensed Consolidated Statements of Financial Condition -
                       March 31, 1999 (Unaudited) and December 31, 1998                           2 - 3

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
                       Three months ended March 31, 1999 and 1998                                     4

               Notes to Condensed Consolidated Financial Statements (Unaudited)                  5 - 10

  Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                      11 - 20

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk                            20

Part II.       Other Information
               -----------------

  Item 1.      Legal Proceedings                                                                     21

  Item 6.      Exhibits and Reports on Form 8-K                                                      21


Exhibit Index                                                                                        22

Signatures                                                                                           23


              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
        Dollars in millions

        Three Months Ended March 31,                                                                     1999         1998
----------------------------------------------------------------------------------------------------------------------------
        Revenues:
          Commissions                                                                                   $ 903        $ 795
          Investment banking                                                                              664          628
          Principal transactions                                                                          978          780
          Asset management and administration fees                                                        613          498
          Other                                                                                            66           32
----------------------------------------------------------------------------------------------------------------------------
        Total noninterest revenues                                                                      3,224        2,733
----------------------------------------------------------------------------------------------------------------------------
          Interest and dividends                                                                        2,613        3,318
          Interest expense                                                                              2,249        2,923
----------------------------------------------------------------------------------------------------------------------------
        Net interest and dividends                                                                        364          395
----------------------------------------------------------------------------------------------------------------------------
        Revenues, net of interest expense                                                               3,588        3,128
----------------------------------------------------------------------------------------------------------------------------
        Noninterest expenses:
          Compensation and benefits                                                                     1,845        1,722
          Communications                                                                                  122          117
          Floor brokerage and other production                                                            105          110
          Occupancy and equipment                                                                         111          105
          Advertising and market development                                                               72           70
          Professional services                                                                            54           51
          Other operating and administrative
            expenses                                                                                      158          143
          Restructuring credit                                                                           (211)           -
----------------------------------------------------------------------------------------------------------------------------
        Total noninterest expenses                                                                      2,256        2,318
----------------------------------------------------------------------------------------------------------------------------
        Income before income taxes and cumulative
          effect of change in accounting principle                                                      1,332          810
        Provision for income taxes                                                                        488          308
----------------------------------------------------------------------------------------------------------------------------
        Income before cumulative effect of change
          in accounting principle                                                                         844          502
        Cumulative effect of change in accounting principle
          (net of tax benefit of $12)                                                                     (15)           -
----------------------------------------------------------------------------------------------------------------------------
        Net income                                                                                     $  829       $  502
============================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------
                                                                             March 31,               December 31,
Dollars in millions                                                             1999                      1998
---------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Assets:

Cash and cash equivalents                                                     $    939                  $  2,261
Cash segregated and on deposit for Federal and other
   regulations or deposited with clearing organizations                          2,231                     2,358

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                $67,673                       $38,691
   Deposits paid for securities borrowed                           38,643                        49,392
                                                                 -----------                  ----------
                                                                               106,316                    88,083

Financial instruments and commodities owned and contractual commitments:

   U.S. government and government agency securities                29,345                        24,643
   Contractual commitments                                         12,167                        14,319
   Corporate debt securities                                       10,910                        11,347
   Non-U.S. government and government agency securities            10,336                        18,632
   Equity securities                                                7,279                         4,860
   Mortgage loans and collateralized mortgage securities            7,271                         6,066
   Money market instruments                                         2,498                         5,153
   Commodities                                                        198                           245
   Other financial instruments                                      5,114                         3,372
                                                                 -----------                    ---------
                                                                                85,118                    88,637
Receivables:
   Customers                                                       14,484                        14,130
   Brokers, dealers and clearing organizations                      4,254                         4,234
   Receivable for securities provided as collateral                 3,454                         3,101
   Other                                                            2,436                         2,709
                                                                -----------                   ----------
                                                                                24,628                    24,174

Property, equipment and leasehold improvements, net of
   accumulated depreciation and amortization of $918 and
   $1,032, respectively                                                          1,006                     1,114

Other assets                                                                     5,583                     5,274
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $225,821                  $211,901
=====================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------
                                                                         March 31,                December 31,
Dollars in millions                                                         1999                      1998
----------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                        $  15,179                   $  15,495

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase              $87,809                    $61,024
   Deposits received for securities loaned                       7,546                      7,712
                                                             -----------                ----------
                                                                           95,355                      68,736
Financial instruments and commodities sold, not yet
   purchased, and contractual commitments:

   U.S. government and government agency securities             25,051                     32,538
   Non-U.S. government and government agency securities         15,753                     10,719
   Contractual commitments                                      12,866                     15,698
   Equity securities                                             5,816                      4,224
   Corporate debt securities and other                           2,728                      3,103
                                                             -----------                ----------
                                                                           62,214                      66,282
Payables and accrued liabilities:

   Customers                                                    10,611                     13,119
   Obligation to return securities received as collateral        3,098                      5,348
   Brokers, dealers and clearing organizations                   1,627                      3,406
   Other                                                         8,339                      9,851
                                                             -----------                ----------
                                                                           23,675                      31,724
Term debt                                                                  19,057                      20,151

Guaranteed beneficial interests in Company
   subordinated debt securities                                               345                         345

Company-obligated mandatorily redeemable securities
   of subsidiary trust holding solely junior subordinated
   debt securities of the Company                                             400                         400

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
       authorized; 1,000 shares issued and outstanding)              -                          -
 Additional paid-in capital                                      1,589                      1,589
 Retained earnings                                               7,982                      7,159
   Cumulative translation adjustments                               25                         20
                                                             -----------                ----------
Total stockholder's equity                                                  9,596                       8,768
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                               $225,821                    $211,901
================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------------
 Dollars in millions
 Three Months Ended March 31,                                                      1999         1998
--------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income adjusted for noncash items -
  Net income                                                                    $  829       $  502
  Depreciation and amortization                                                     93           78
--------------------------------------------------------------------------------------------------------
  Cash items included in net income                                                922          580
--------------------------------------------------------------------------------------------------------
 (Increase) decrease in operating assets -
  Cash segregated and on deposit for Federal and other regulations or
     deposited with clearing organizations                                         127          (37)
  Collateralized short-term financing agreements                               (18,233)      (6,202)
  Financial instruments and commodities owned and contractual commitments        3,519       15,166
  Receivables                                                                     (454)     (26,044)
  Other assets                                                                    (485)        (198)
--------------------------------------------------------------------------------------------------------
  Increase in operating assets                                                 (15,526)     (17,315)
--------------------------------------------------------------------------------------------------------
 Increase (decrease) in operating liabilities -
  Collateralized short-term financing agreements                                26,619       (3,204)
  Financial instruments and commodities sold, not yet purchased, and
    contractual commitments                                                     (4,068)     (30,988)
  Payables and accrued liabilities                                              (8,038)      43,680
--------------------------------------------------------------------------------------------------------
  Increase in operating liabilities                                             14,513        9,488
--------------------------------------------------------------------------------------------------------
 Cash used in operating activities                                                 (91)      (7,247)
--------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
  Increase (decrease) in commercial paper and other short-term
     borrowings                                                                   (316)       6,731
  Proceeds from issuance of term debt                                              572        1,463
  Term debt maturities and repurchases                                          (1,410)      (1,278)
  Collateralized mortgage obligations                                              (11)         (55)
  Issuance of mandatorily redeemable securities of subsidiary trusts                 -          400
  Dividends paid                                                                    (6)        (130)
  Other capital transactions                                                         -            3
--------------------------------------------------------------------------------------------------------
 Cash provided by (used in) financing activities                                (1,171)       7,134
--------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
  Assets securing collateralized mortgage obligations                               11           31
  Property, equipment and leasehold improvements                                   (71)         (75)
  Other                                                                              -           16
--------------------------------------------------------------------------------------------------------
 Cash used in investing activities                                                 (60)         (28)
--------------------------------------------------------------------------------------------------------
 Decrease in cash and cash equivalents                                          (1,322)        (141)
 Cash and cash equivalents at January 1,                                         2,261        1,808
--------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at March 31,                                        $   939      $ 1,667
========================================================================================================

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

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim condensed consolidated financial statements reflect the accounts of Salomon Smith Barney Holdings Inc. and its subsidiaries (collectively the "Company"). The Company is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). Material intercompany transactions have been eliminated. These interim condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected.

The interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments, commodities and contractual commitments, may vary from actual results.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

ACCOUNTING CHANGES

During the first quarter of 1999 the Company recorded a cumulative effect of change in accounting principle of $15 million (net of tax benefit of $12 million) which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities.

NEW ACCOUNTING PRONOUNCEMENTS

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

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2.    RESTRUCTURING CHARGES

On November 28, 1997, a newly formed wholly owned subsidiary of Travelers Group Inc. ("Travelers") was merged into Salomon Inc ("Salomon") and Salomon became a wholly owned subsidiary of Travelers. Following this merger, Salomon and Smith Barney Holdings Inc. ("Smith Barney") were merged (the "Merger") to form the Company.

As a result of the Merger, the Company recorded a pre-tax restructuring charge of $838 million ($496 million after tax) in the fourth quarter of 1997. The material components of the restructuring reserve were as follows:

------------------------------------------------------------------------------------------------------------------
                                                                                            Restructuring Reserve
                                 Restructuring Reserve as    Charges and Credits through         Balance at
Dollars in Millions                Originally Recorded           March 31, 1999                March 31, 1999
------------------------------------------------------------------------------------------------------------------
Seven World Trade Center lease            $ 610                       $(591) *                      $ 19
Other facilities                             53                         (37) **                       16
------------------------------------------------------------------------------------------------------------------
    Total facilities                        663                        (628)                          35
Severance                                   161                        (160) **                        1
Other                                        14                         (14) **                        -
------------------------------------------------------------------------------------------------------------------
                                          $ 838                       $(802)                         $36***
==================================================================================================================

* In the second quarter of 1998, the Company recorded an adjustment of $324 million ($191 million after tax) to the restructuring reserve relating to the Seven World Trade Center lease. This reduction in the reserve resulted from negotiations on a sublease which indicated that excess space would be disposed of on terms more favorable than had been originally estimated. In the first quarter of 1999, the Company recorded an adjustment of $211 million ($125 million after-tax) to the restructuring reserve relating to the Seven World Trade Center lease. This reduction in the reserve resulted from a current reassessment of space needs due to the Citigroup merger. This reassessment indicated the need for increased occupancy by the Company utilizing space previously considered excess.

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

*** Consists of $24 million cash component and $12 million non-cash component.

At March 31, 1999, the portion of the cash and non-cash balances of the restructuring reserve that related to facilities were $23 million and $12 million, respectively. Such costs include lease costs, which represent the difference between contractual obligations and the estimated fair market rental obtainable through sublease from the date that such facilities are expected to be vacated, and other costs incidental to abandonment of the space. These contractual lease payments are estimated to be made over the remaining term and the remaining cash costs are expected to be paid in 1999.

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

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers. Following the merger, Travelers changed its name to Citigroup. As a result of the Citigroup merger, the Company recorded a pre-tax restructuring charge of $80 million ($47 million after tax) in the fourth quarter of 1998. The material components of the restructuring reserve were as follows:

-------------------------------------------------------------------------------------------------------
                                 Restructuring Reserve                                 Restructuring
                                           as                 Charges through       Reserve Balance at
Dollars in Millions               Originally Recorded         March 31, 1999          March 31, 1999
-------------------------------------------------------------------------------------------------------
Severance                                   $69                      $(28)                    $41
Facilities                                    9                        (4)                      5
Other                                         2                        (1)                      1
-------------------------------------------------------------------------------------------------------
                                            $80                      $(33)                    $47*
=======================================================================================================

*All cash components

Facilities costs include lease payments, which represent the difference between contractual obligations and the estimated fair market rental obtainable through sublease from the date that such facilities are expected to be vacated, and other costs incidental to abandonment of the space. These contractual lease payments are estimated to be expended over the remaining term and are expected to be paid in 1999 and 2000. The facilities are located in various foreign locations and generally support multiple lines of business. The assets have not been reclassified to a held for sale category since substantially all are subject to abandonment and will not be realized through sale.

The balance of severance costs are expected to be paid by the end of 1999. All of the amounts were determined in accordance with the guidelines included in Emerging Issues Task Force 94-3 and represent costs that are not associated with future revenues and are either incremental or contractual with no economic benefit. None of the amounts included in the restructuring charge represent operating losses or income. The cash component of these restructuring costs will be funded from working capital and will not require any incremental funding source.

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

Nikko Salomon Smith Barney is owned 51% by Nikko and 49% by the Company. A shareholder agreement further provides for operating standards as to how the entity operates as a joint venture.

NOTE 4.    COMPREHENSIVE INCOME

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources. The accumulated balance of changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in-capital in the statement of financial position. Cumulative translation adjustments are the only changes in the Company's equity from nonowner sources. The Company's total changes in equity from nonowner sources, net of tax, is as follows:

------------------------------------------------------------------------------------------
Dollars in Millions
For the three months ended
March 31,                                                        1999           1998
------------------------------------------------------------------------------------------
Net income (loss)                                                $829            $502
Other changes in equity
  from nonowner sources                                             5               3
------------------------------------------------------------------------------------------
Total comprehensive income                                       $834            $505
==========================================================================================



NOTE 5.    PRINCIPAL TRANSACTION REVENUES

The following table presents principal transaction revenue by business activity for the three months ended March 31, 1999 and 1998.

-----------------------------------------------------------------------------
Dollars in Millions
Three months ended March 31,                                1999       1998
-----------------------------------------------------------------------------
Fixed Income                                                $682       $458

Equities                                                     197        162

Commodities                                                   93        180

Other                                                          6        (20)
-----------------------------------------------------------------------------
Total principal transaction
revenues                                                    $978       $780
=============================================================================


NOTE 6.    CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:


                                                                                      NET             EXCESS OVER
(DOLLARS IN MILLIONS)                                                                 CAPITAL OR      MINIMUM
SUBSIDIARY                                           JURISDICTION                     EQUIVALENT      REQUIREMENTS
-------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc.          U.S. Securities and Exchange Commission
                                   Uniform Net Capital Rule (Rule 15c3-1)             $3,258            $2,922

Salomon Brothers International     United Kingdom's Securities and Futures
Limited                            Authority                                          $4,095            $1,495

Salomon Brothers AG                Germany's Banking Supervisory Authority            $  217            $  157

The Robinson-Humphrey Company,     U.S. Securities and Exchange Commission
LLC                                Uniform Net Capital Rule (Rule 15c3-1)             $   91            $   90
-------------------------------------------------------------------------------------------------------------------

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At March 31, 1999, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

NOTE 7.    CONTRACTUAL COMMITMENTS

        A summary of the Company's contractual commitments as of March 31, 1999 and December 31, 1998 is as follows:

                                                     MARCH 31, 1999                 DECEMBER 31, 1998
                                            -------------------------------   ---------------------------------
                                                                                           Current Market
                                                        Current Market or                        or
                                            Notional       Fair Value         Notional       Fair Value
                                                       --------------------             -----------------------
Dollars in billions                         Amounts    Assets     Liabilities Amounts   Assets    Liabilities

---------------------------------------------------------------------------------------------------------------
Exchange-issued products:
  Futures contracts (a)                          $704.0   $     -    $     -     $858.3    $    -    $      -
  Other exchange-issued products:
    Equity contracts                                9.3        .1         .2        9.5        .1          .2
    Fixed income contracts                        140.2         -          -      118.1         -          .1
    Commodities contracts                           1.3         -          -        1.3         -           -
--------------------------------------------------------------------------------------------------------------
Total exchange-issued products                    854.8        .1         .2      987.2        .1          .3
--------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options,
  caps and floors:
  Swaps                                         2,390.3                         2,395.3
  Swap options written                             92.0                            81.7
  Swap options purchased                           86.3                            85.4
  Caps and floors                                 194.3                           191.8
--------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps and
  floors (b)                                    2,762.9       5.6        6.9     2,754.2      8.2         8.8
--------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:

  Forward currency contracts (b)                   74.4        .8         .9      146.7       1.0         1.3
  Options written                                  34.2         -         .5       52.3         -          .8
  Options purchased                                34.7        .6          -       47.3       1.1           -
--------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and
  options                                         143.3       1.4        1.4      246.3       2.1         2.1
--------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
  Options and warrants on equities and
    equity indices                                 51.6       3.3        3.4       63.3       3.1         3.2
  Options and forward contracts on
    fixed-income securities                       409.7       1.6         .9      383.8        .6         1.1
  Commodities contracts                             7.0        .2         .1        7.0        .2          .2
--------------------------------------------------------------------------------------------------------------
Total contractual commitments                  $4,229.3     $12.2      $12.9   $4,441.8     $14.3       $15.7
==============================================================================================================


(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $18.0 billion and $4.1 billion at March 31, 1999 and $16.2 billion and $6.1 billion at December 31, 1998, respectively.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 8.     SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

-----------------------------------------------------------------------------------------
Dollars in millions
Three months ended March 31,                                        1999        1998
-----------------------------------------------------------------------------------------
Revenues:
    Investment Services                                          $ 5,574     $ 5,825
    Asset Management                                                 263         226
-----------------------------------------------------------------------------------------
Total                                                            $ 5,837     $ 6,051
=========================================================================================
Net interest and dividends:
    Investment Services                                          $   369     $   402
    Asset Management                                                  (5)         (7)
-----------------------------------------------------------------------------------------
Total                                                            $   364     $   395
=========================================================================================
Income before cumulative effect of change
 in accounting principle:
    Investment Services                                          $   771     $   442
    Asset Management                                                  73          60
-----------------------------------------------------------------------------------------
Total                                                            $   844     $   502
=========================================================================================
Total assets:
    Investment Services                                         $224,377    $210,543
    Asset Management                                               1,444       1,358
-----------------------------------------------------------------------------------------
Total                                                           $225,821    $211,901
=========================================================================================


NOTE 9.    LEGAL PROCEEDINGS

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

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 2.

RESULTS OF OPERATIONS

The Company recorded net income, including the credit relating to the restructuring charge booked in the fourth quarter of 1997 and the cumulative effect of change in accounting principle relating (see note 2 to the condensed consolidated financial statements for further discussion of the restructuring charges), of $829 million for the three months ended March 31, 1999 (the "1999 Quarter") compared to $502 million for the three months ended March 31, 1998 (the "1998 Quarter"). The cumulative effect of change in accounting principle of $15 million (net of tax benefit of $12 million) recorded in the 1999 Quarter relates to the write-off of costs relating to certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities. Revenues, net of interest expense were $3.6 billion in the 1999 Quarter compared to $3.1 billion in the 1998 Quarter.

Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

INVESTMENT SERVICES

--------------------------------------------------------------------
Dollars in millions
For the three months ended March 31,          1999          1998
--------------------------------------------------------------------
Revenues:
   Commissions                              $  900        $  792
   Investment banking                          656           616
   Principal transactions                      974           779
   Asset management and administration fees    372           296
   Other                                        62            27
--------------------------------------------------------------------
Total noninterest revenues                   2,964         2,510
--------------------------------------------------------------------
   Net interest and dividends                  369           401
--------------------------------------------------------------------
Revenues, net of interest expense            3,333         2,911
--------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                 1,792         1,680
   Other operating and administrative
     expenses                                  540           521
   Restructuring credit                       (211)            -
--------------------------------------------------------------------
Total noninterest expense                    2,121         2,201
--------------------------------------------------------------------
Income before income taxes and
  cumulative effect of change in
  accounting principle                       1,212           710
--------------------------------------------------------------------
Income taxes                                   441           268
--------------------------------------------------------------------
Income before cumulative
   effect of change in accounting
   principle                               $   771       $   442
====================================================================


The Company's investment services segment reported income before cumulative effect of change in accounting principle, including the credit relating to the restructuring charge booked in the fourth quarter of 1997, of $771 million for the 1999 Quarter, compared to net income of $442 million reported for the 1998 Quarter. Revenues, net of interest expense, increased to $3.3 billion in the 1999 Quarter compared to $2.9 billion reported in the 1998 Quarter as increases in all categories of noninterest revenues were offset to an extent by a decline in net interest and dividends.

Commission revenues increased 14% to $900 million in the 1999 Quarter compared to $792 million in the 1998 Quarter. This increase is primarily the result of increases in listed and OTC commissions.

Investment banking revenues increased to $656 million in the 1999 Quarter compared to $616 million in the 1998 Quarter. An increase in high grade debt underwritings was partially offset by declines in equity, high yield, and unit trust underwritings. During the 1999 Quarter the Company was ranked #1 in municipal underwriting and mortgage and asset backed debt underwriting, according to Securities Data Corp.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Principal transaction revenues increased 25% to $974 million in the 1999 Quarter compared to $779 million in the 1998 Quarter. Increases in the institutional global fixed income, global equities and municipal trading businesses were partially offset by declines in the global arbitrage and commodity trading businesses. For further discussion of principal transaction revenue see Note 5 to the condensed consolidated financial statements.

Asset management and administration fees increased 26% to $372 million in the 1999 Quarter compared to $296 million in the 1998 Quarter as a result of the growth in assets under fee-based management. The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are externally managed by the consulting group. Assets under fee-based management increased significantly at March 31, 1999 compared to March 31, 1998 causing the corresponding increase in revenue (see table on following page for detail of the segment's assets under fee-based management).

Net interest and dividends decreased to $369 million in the 1999 Quarter compared to $401 million in the 1998 Quarter.

Total expenses, excluding interest and the restructuring credit, increased 6% to $2.3 billion in the 1999 Quarter compared to $2.2 billion in the 1998 Quarter primarily as a result of an increase in production-related compensation and benefits expense, reflecting increased revenues of the Company, partially offset by the benefit of changes in employee deferred compensation plans. The Company continues to maintain its focus on controlling fixed expenses.

                SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ASSET MANAGEMENT

--------------------------------------------------------------------
Dollars in millions
For the three months ended March 31,          1999          1998
--------------------------------------------------------------------
Revenues:
   Asset management and administration
     fees                                     $241          $202
   Net interest and dividends and
     other revenue                              14            15
--------------------------------------------------------------------
Revenues, net of interest expense              255           217
--------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                    53            42
   Other operating and administrative
     expenses                                   82            75
--------------------------------------------------------------------
Total noninterest expense                      135           117
--------------------------------------------------------------------
Income before income taxes and
  cumulative effect of change in
  accounting principle                         120           100
--------------------------------------------------------------------
Income taxes                                    47            40
--------------------------------------------------------------------
Income before cumulative effect of
  change in accounting principle              $ 73          $ 60
====================================================================


The asset management segment revenues net of interest expense rose 18% to $255 million in the 1999 Quarter. The primary revenue for the asset management segment is asset management and administration fees, which were $241 million in the 1999 Quarter, compared to $202 million in the 1998 Quarter. The 19% overall increase in fees reflects broad growth in all asset management products. Assets under management for the segment reached $198 billion at March 31, 1999 an increase of 20% from March 31, 1998. This increase includes the 1998 midyear acquisition of JP Morgan's Australian asset management business with $5 billion in assets under management. Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $135 million in the 1999 Quarter compared to $117 million in the 1998 Quarter. The 15% increase reflects continuing investment in the business infrastructure to support sustained growth, as well as the 1998 midyear acquisition of JP Morgan's Australian asset management business. Other operating and administrative expense includes deferred commission amortization expense which relates to the sale of load mutual funds.

                SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Total assets under fee-based management were as follows:

-----------------------------------------------------------------------------
Dollars in billions
Period Ended March 31,                                    1999          1998
-----------------------------------------------------------------------------
Money market funds                                     $  63.7       $  51.6
Mutual funds                                              61.6          56.0
Managed accounts                                          72.7          57.4
-----------------------------------------------------------------------------
     Salomon Smith Barney Asset Management               198.0         165.0

Financial Consultant managed accounts *                   18.6          13.3
-----------------------------------------------------------------------------
Total internally managed assets                          216.6         178.3

Consulting Group externally managed assets *              73.1          67.1
-----------------------------------------------------------------------------
Total fee-based assets under management                 $289.7        $245.4
-----------------------------------------------------------------------------

*Related results included in Investment Services segment.

                SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $226 billion at March 31, 1999, up slightly from $212 billion at year-end 1998. Due to the nature of the Company's trading activities, including its matched book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction).

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $152.5 billion at March 31, 1999. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $14.9 billion at March 31,1999.

The Company has committed uncollateralized revolving lines of credit totaling $5.0 billion, which it may borrow from at various interest rate options (LIBOR, CD or base rate), and compensates the banks for the facilities through facility fees. At March 31, 1999 there were no outstanding borrowings under these facilities. Under these facilities the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At March 31, 1999, this requirement was exceeded by approximately $3.6 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

OTHER

HIGH YIELD PORTFOLIO

The Company's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies, unrated securities with market yields comparable to entities rated below "triple B-," as well as sovereign debt issued by certain countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high yield securities exclude the collateralized portion of the Company's holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. The Company's trading portfolio of high yield securities owned is carried at market or fair value and totaled $3.5 billion and $4.8 billion at March 31, 1999 and December 31, 1998, respectively. The largest high yield exposure to one counterparty was $274 million and $716 million at March 31, 1999 and December 31, 1998, respectively.

OTHER

As of March 31, 1999, the Company had mark-to-market exposure to hedge funds of $1,694 million, collateralized by $1,734 million of cash and government securities, resulting in excess collateral of $40 million. Within these amounts, certain hedge funds have collateral in excess of the mark-to-market deficit, and others have deficits in excess of the collateral held. The total exposure to hedge funds with mark-to-market deficits in excess of collateral held is $22 million. No single hedge fund had a mark-to-market deficit of more than $13 million in excess of collateral held from that hedge fund. Mark-to-market exposure includes those hedge funds that owe the Company on foreign exchange and derivative contracts such as swaps, swap options, and other over-the-counter options and only the uncollateralized portion of receivables on reverse repurchase and repurchase agreements. This exposure can change significantly as a result of extreme market movements. The Company has no unsecured loans or loan commitments to hedge funds. The Company has no investments in hedge funds other than an investment in Long-Term Capital Management, LP, made in concert with a consortium of banks and securities firms.

                SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RISK MANAGEMENT

MARKET RISK

Measuring market risk using statistical risk management models has recently become the main focus of risk management efforts by many companies whose earnings are exposed to changes in the fair value of financial instruments. Management believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. While Value at Risk ("VAR") models are relatively sophisticated, they are of limited use for internal risk management in that they do not capture all of the risks inherent in all positions nor do they give any indication of the direction or magnitude of individual risk exposures or which market scenarios represent the largest risk exposures. These models are used by the Company only as a supplement to other risk management tools.

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments and commodities owned and sold, contractual commitments, repurchase and resale agreements, and related funding at March 31, 1999 and December 31, 1998. The VAR relating to non-trading instruments has been excluded from this analysis.

------------------------------------------------------------------------------------------------------
RISK EXPOSURES             MARCH 31,                                                    DECEMBER 31,
($ IN MILLIONS)              1999       1999 AVERAGE     1999 HIGH        1999 LOW         1998*
------------------------------------------------------------------------------------------------------
Interest rate                 $55             $60            $71             $53             $60
Equities                        4               6             19               3               5
Commodities                    12              11             12              11              11
Currency                        6               3              6               2               2
Diversification
  Benefit                     (23)            (19)           N/A             N/A             (18)
------------------------------------------------------------------------------------------------------
    Total                     $54             $61            $72             $52             $60
======================================================================================================

*In 1999, the Company began using one year of historical price data (i.e., volatilities and correlation factors) to calculate VAR, rather than six month's of historical data which was used at December 31, 1998, primarily for consistency with the capital guidelines issued by the Federal Reserve and other U.S. Banking regulators. The December 31, 1998 disclosures have been restated to reflect this change.

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating the above market risk amounts, the Company used a 99% confidence level and a one-day interval. The standard deviations and correlation assumptions are based on historical data and reflect a horizon of one year. VAR reflects the risk profile of the Company at a point in time and is not a predictor of future results.

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


identify and resolve all problems. The Year 2000 Readiness Program (the "Project") was approved by the Board of Directors of the Company's sole stockholder and commenced early in 1996. The total cost of the Project is expected to be approximately $130 million to $150 million. Through March 31, 1999 the Company has expended approximately $110 million on the Project. The majority of the remaining costs are expected to be directed to testing activities. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred. The Project is comprised of five phases: 1) inventory, 2) assessment, 3) corrections where necessary, 4) testing and certification, and 5) deployment of Year 2000 compliant components to all locations worldwide. The Project began with a comprehensive inventory of hardware, vendor products, software developed in-house, market data feeds, and physical facilities around the world. The inventory also included electronic data exchanges with industry participants such as the New York Stock Exchange, the National Association of Securities Dealers, the Securities Industry Automation Company, the National Securities Clearing Corporation, The Depository Trust Company and other counterparties. To eliminate any processing errors associated with the millennium date change and other associated dates such as 9/9/99 and the leap year in the Year 2000, elements of the inventory were assessed to determine necessary changes and upgrades or replacement of vendor products. The inventory and assessment phases of the project were completed in the third quarter of 1997.

At this time, the correction phase of the project is nearing completion. Specifically, corrections have been made to 99% of systems developed in-house, and 77% of vendor products in use by the firm have been upgraded.

Testing and certification is the most complex part of the Project. The Company began testing in October 1997. Special mainframe and distributed system test environments were constructed in which dates can be advanced to create a variety of conditions that will be encountered as the millennium date change occurs. Applications are put through a rigorous series of tests at the unit, integration and enterprise levels, with sign-off by the relevant business areas at each level, before they are certified as Year 2000 compliant. Approximately 93% of the in-house applications are now certified. In addition to rigorous testing of each component, an enterprise level front-to-back test is being planned to test multiple systems working together to support business processes.

The Project remains on schedule. Correction work has been substantially completed; internal and external testing, application certification and global deployment is expected to be completed by June 30, 1999.

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

FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in economic conditions, including the performance of global financial markets, and risks associated with fluctuating currency values and interest rates; competitive, regulatory or tax changes that affect the cost of or the demand for the Company's products; the resolution of legal proceedings and environmental matters; the actual cost of Year 2000 remediation and the ability of the Company and third party vendors to modify computer systems for the Year 2000 date conversion in a timely manner; and the ability of the Company generally to achieve anticipated levels of operational efficiencies related to recent mergers and acquistions, as well as achieving its other cost-savings initiatives. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ending December 31, 1998 (File No. 1-4346), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein. The Company has filed a motion to dismiss the amended complaint.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits:

                   See Exhibit Index.

        (b)     Reports on Form 8-K:

                On January 25, 1999, SSBH filed a Current Report on Form 8-K, dated January 25, 1999, reporting under Item 5 thereof the results of its operations for the three and twelve month periods ended December 31, 1998, and certain other selected financial data.

                On February 25, 1999, SSBH filed a Current Report on Form 8-K, dated February 23, 1999, filing certain exhibits under Item 7 thereof relating to the offer and sale of SSBH's Callable Principal-Protected Equity Linked Notes based upon the S&P(R) 500 Index due June 30, 2006.

                No other reports on Form 8-K were filed during the first quarter of 1999; however, on April 19, 1999, SSBH filed a Current Report on Form 8-K, dated April 19, 1999, reporting under Item 5 thereof the results of its operations for the quarter ended March 31, 1999, and certain other selected financial data.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
------          ----------------------
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

27.01+          Financial Data Schedule.

99.01+          Sixth paragraph under the caption "Legal Proceedings" beginning on page 12 of the
                Annual Report on Form 10-K of SSBH for the year ended December 31, 1998 (File No. 1-4346).

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

                                SALOMON SMITH BARNEY HOLDINGS INC.
                                ---------------------------------
                                (Registrant)

Date:  May 14, 1999             By:   /s/ Charles W. Scharf
                                   -----------------------------
                                Charles W. Scharf
                                Chief Financial Officer

                                By:  /s/ Michael J. Day
                                   -----------------------------
                                Michael J. Day
                                Controller