Form 10-Q
period 1999-06-30
SALOMON SMITH BARNEY HOLDINGS INC
filed 1999-08-12
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                                                                                                     PAGE
                                                                                                                     ----
Part I.           Financial Information

  Item 1.         Condensed Consolidated Financial Statements:

                  Condensed Consolidated Statements of Income (Unaudited) -
                           Three and six months ended June 30, 1999 and 1998                                               1

                  Condensed Consolidated Statements of Financial Condition -
                           June 30, 1999 (Unaudited) and December 31, 1998                                             2 - 3

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                           Three and six months ended June 30, 1999 and 1998                                               4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                                    5 - 10

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                        11 - 20

  Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                              20

Part II.          Other Information

  Item 1.         Legal Proceedings                                                                                       21

  Item 6.         Exhibits and Reports on Form 8-K                                                                        21


  Exhibit Index                                                                                                           22

  Signatures                                                                                                              23

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

        -----------------------------------------------------------------------------------------------------------------------
        Dollars in millions                                                  Three Months                    Six Months
        Period Ended June 30,                                            1999            1998            1999           1998
        -----------------------------------------------------------------------------------------------------------------------
        Revenues:
           Commissions                                                  $ 905          $  784         $ 1,808        $ 1,579
           Principal transactions                                         704             315           1,682          1,095
           Investment banking                                             771             640           1,435          1,268
           Asset management and administration fees                       652             553           1,265          1,051
           Other                                                           52              42             118             74
        -----------------------------------------------------------------------------------------------------------------------
        Total noninterest revenues                                      3,084           2,334           6,308          5,067
        -----------------------------------------------------------------------------------------------------------------------
           Interest and dividends                                       2,866           3,468           5,479          6,786
           Interest expense                                             2,414           3,067           4,663          5,990
        -----------------------------------------------------------------------------------------------------------------------
        Net interest and dividends                                        452             401             816            796
        -----------------------------------------------------------------------------------------------------------------------
        Revenues, net of interest expense                               3,536           2,735           7,124          5,863
        -----------------------------------------------------------------------------------------------------------------------
        Noninterest expenses:
           Compensation and benefits                                    1,753           1,544           3,598          3,266
           Floor brokerage and other production                           136             105             241            215
           Communications                                                 114             116             236            233
           Occupancy and equipment                                        108             105             219            210
           Advertising and market development                              83              68             155            138
           Professional services                                           56              46             110             97
           Other operating and administrative expenses                    184             106             342            249
           Restructuring credit                                             -            (324)           (211)          (324)
        -----------------------------------------------------------------------------------------------------------------------
        Total noninterest expenses                                      2,434           1,766           4,690          4,084
        -----------------------------------------------------------------------------------------------------------------------
        Income before income taxes and cumulative
          effect of change in accounting principle                      1,102             969           2,434          1,779
        Provision for income taxes                                        406             368             894            676
        -----------------------------------------------------------------------------------------------------------------------
        Income before cumulative effect of change
          in accounting principle                                         696             601           1,540          1,103
        Cumulative effect of change in accounting principle
          (net of tax benefit of $12)                                       -               -             (15)             -
        -----------------------------------------------------------------------------------------------------------------------
        Net income                                                     $  696          $  601         $ 1,525        $ 1,103
        =======================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,                    December 31,
Dollars in millions                                                                       1999                           1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Assets:
Cash and cash equivalents                                                               $   2,508                       $  2,261
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                2,359                          2,358

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                        $68,463                         $38,691
   Deposits paid for securities borrowed                                   31,787                          49,392
                                                                          -------                         -------
                                                                                          100,250                         88,083
Financial instruments and commodities owned and contractual
   commitments:
   U.S. government and government agency securities                        28,428                          24,643
   Non-U.S. government and government agency securities                    12,086                          18,632
   Corporate debt securities                                               10,067                          11,347
   Contractual commitments                                                  9,836                          14,319
   Mortgage loans and collateralized mortgage securities                    6,171                           6,066
   Equity securities                                                        5,948                           4,860
   Money market instruments                                                 5,194                           5,153
   Commodities                                                                139                             245
   Other financial instruments                                              2,709                           3,372
                                                                          -------                         -------
                                                                                           80,578                         88,637
Receivables:
   Customers                                                               17,064                          14,130
   Receivable for securities provided as collateral                         3,185                           3,101
   Brokers, dealers and clearing organizations                              3,134                           4,234
   Other                                                                    1,548                           2,709
                                                                          -------                         -------
                                                                                           24,931                         24,174
Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $944 and
  $1,032, respectively                                                                      1,024                          1,114

Other assets                                                                                5,915                          5,274
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $217,565                       $211,901
====================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,                    December 31,
Dollars in millions                                                                       1999                           1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                        $  13,614                      $  15,495

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                         $76,576                          $61,024
   Deposits received for securities loaned                                  6,438                            7,712
                                                                          -------                          -------
                                                                                           83,014                         68,736
Financial instruments and commodities sold, not yet purchased, and contractual commitments:
   Non-U.S. government and government agency securities                    23,566                           10,719
   U.S. government and government agency securities                        22,675                           32,538
   Contractual commitments                                                 11,359                           15,698
   Equity securities                                                        3,885                            4,224
   Corporate debt securities and other                                      2,963                            3,103
                                                                          -------                          -------
                                                                                           64,448                         66,282
Payables and accrued liabilities:
   Customers                                                               10,906                           13,119
   Obligation to return securities received as collateral                   3,130                            5,348
   Brokers, dealers and clearing organizations                              2,301                            3,406
   Other                                                                   10,801                            9,851
                                                                          -------                          -------
                                                                                           27,138                         31,724
Term debt                                                                                  19,021                         20,151

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior subordinated
   debt securities of the Company                                                             745                            745

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                          -                                -
   Additional paid-in capital                                               1,590                            1,589
   Retained earnings                                                        7,976                            7,159
   Cumulative translation adjustments                                          19                               20
                                                                          -------                          -------
Total stockholder's equity                                                                  9,585                          8,768
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                               $217,565                       $211,901
====================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
  Dollars in millions
  Six Months Ended June 30,                                                                               1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
   Net income                                                                                            $  1,525          $  1,103
   Depreciation and amortization                                                                              179               156
                                                                                                         --------          --------
   Net income adjusted for noncash items                                                                    1,704             1,259
                                                                                                         --------          --------
  (Increase) decrease in operating assets -
   Cash segregated and on deposit for Federal and other regulations or
     deposited with clearing organizations                                                                      1              (282)
   Collateralized short-term financing agreements                                                         (12,167)          (21,584)
   Financial instruments and commodities owned and contractual commitments                                  8,059               966
   Receivables                                                                                               (757)           (5,956)
   Other assets                                                                                              (946)              (41)
                                                                                                         --------          --------
   Increase in operating assets                                                                            (5,810)          (26,897)
                                                                                                         --------          --------
  Increase (decrease) in operating liabilities -
   Collateralized short-term financing agreements                                                          14,278             2,492
   Financial instruments and commodities sold, not yet purchased, and contractual commitments              (1,834)             (818)
   Payables and accrued liabilities                                                                        (4,851)           15,414
                                                                                                         --------          --------
   Increase in operating liabilities                                                                        7,593            17,088
                                                                                                         --------          --------
  Cash provided by (used in) operating activities                                                           3,487            (8,550)
                                                                                                         --------          --------
  Cash flows from financing activities:
   Increase (decrease) in commercial paper and other short-term borrowings                                 (1,881)            7,218
   Proceeds from issuance of term debt                                                                      2,414             3,177
   Term debt maturities and repurchases                                                                    (3,199)           (1,357)
   Collateralized mortgage obligations                                                                        (21)              (71)
   Issuance of mandatorily redeemable securities of subsidiary trusts                                          --               400
   Dividends paid                                                                                            (422)             (279)
   Other capital transactions                                                                                  --                 3
                                                                                                         --------          --------
  Cash provided by (used in) financing activities                                                          (3,109)            9,091
                                                                                                         --------          --------
  Cash flows from investing activities:
   Assets securing collateralized mortgage obligations                                                         22                86
   Property, equipment and leasehold improvements                                                            (153)             (144)
   Other                                                                                                       --                23
                                                                                                         --------          --------
  Cash used in investing activities                                                                          (131)              (35)
                                                                                                         --------          --------
  Increase in cash and cash equivalents                                                                       247               506
  Cash and cash equivalents at January 1,                                                                   2,261             1,808
                                                                                                         --------          --------
  Cash and cash equivalents at June 30,                                                                  $  2,508          $  2,314
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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements reflect the accounts of Salomon Smith Barney Holdings Inc., a New York corporation (the successor to Salomon Smith Barney Holdings Inc., a Delaware corporation) and its subsidiaries (collectively the "Company"). The Company is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). Material intercompany transactions have been eliminated.

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments, commodities and contractual commitments, may vary from actual results. The financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected.

These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

ACCOUNTING CHANGES

During the first quarter of 1999 the Company recorded the cumulative effect of a change in accounting principle of $15 million (net of tax benefit of $12 million) which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. In June 1999, FASB issued SFAS No. 137 which postponed the effective date of SFAS 133 for one year. Statement 133 is now effective for fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the potential impact of the new accounting standard.

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

As a result of the Merger, the Company recorded a pre-tax restructuring charge of $838 million ($496 million after tax) in the fourth quarter of 1997. The material components of the restructuring reserve were as follows:

                                                                                                          Restructuring Reserve
                                           Restructuring Reserve as      Charges and Credits through            Balance at
Dollars in millions                          Originally Recorded                June 30, 1999                 June 30, 1999
-------------------                        ------------------------      ---------------------------      ---------------------
Seven World Trade Center lease                       $ 610                          $(591) *                        $ 19
Other facilities                                        53                            (38) **                         15
                                                     -----                          -----                           ----
     Total facilities                                  663                           (629)                            34
Severance                                              161                           (160) **                          1
Other                                                   14                            (14) **                          -
                                                     -----                          -----                           ----
                                                     $ 838                          $(803)                           $35***
                                                     -----                          -----                           ----


* In the second quarter of 1998, the Company recorded an adjustment of $324 million ($191 million after tax) to the restructuring reserve relating to the Seven World Trade Center lease. This reduction in the reserve resulted from negotiations on a sublease which indicated that excess space would be disposed of on terms more favorable than had been originally estimated. In the first quarter of 1999, the Company recorded an adjustment of $211 million ($125 million after tax) to the restructuring reserve relating to the Seven World Trade Center lease. This reduction in the reserve resulted from a current reassessment of space needs due to the Citigroup merger. This reassessment indicated the need for increased occupancy by the Company utilizing space previously considered excess.

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

***  Consists of $23 million cash component and $12 million non-cash component.

At June 30, 1999, the portion of the cash and non-cash balances of the restructuring reserve that related to facilities were $22 million and $12 million, respectively. Such costs include lease costs, which represent the difference between contractual obligations and the estimated fair market rental obtainable through sublease from the date that such facilities are expected to be vacated, and other costs incidental to abandonment of the space. These contractual lease payments are estimated to be made over the remaining term and the remaining cash costs are expected to be paid in 1999.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers. Following the merger, Travelers changed its name to Citigroup Inc. As a result of the Citigroup merger, the Company recorded a pre-tax restructuring charge of $80 million ($47 million after tax) in the fourth quarter of 1998. The material components of the restructuring reserve were as follows:


                                                                                                       Restructuring Reserve
                                         Restructuring Reserve as           Charges through                 Balance at
Dollars in millions                         Originally Recorded              June 30, 1999                 June 30, 1999
-------------------                      ------------------------           ----------------            ---------------------
Severance                                              $69                          $(32)                          $37
Facilities                                               9                            (5)                            4
Other                                                    2                            (1)                            1
                                                       ---                          ----                           ---
                                                       $80                          $(38)                          $42*
                                                       ---                          ----                           ---



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

NOTE 3.       THE NIKKO SECURITIES CO., LTD.

On February 26, 1999, the Company and The Nikko Securities Co., Ltd ("Nikko") formed a joint venture. The joint venture, Nikko Salomon Smith Barney Limited ("Nikko Salomon Smith Barney"), provides investment banking, sales and trading and research services for corporate and institutional clients in Japan and other foreign jurisdictions. Nikko Salomon Smith Barney combined the Japanese institutional and corporate business of the Company with Nikko's domestic and international institutional and corporate business. Nikko's retail business and other activities, including asset management, remain under Nikko's management. Nikko Salomon Smith Barney is headquartered in Tokyo and maintains offices and staff worldwide.

Nikko Salomon Smith Barney is owned 51% by Nikko and 49% by the Company. A shareholder agreement further provides for operating standards as to how the entity operates as a joint venture.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.    COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

Dollars in millions                                                    Three Months                      Six Months
Period ended June 30,                                             1999            1998             1999               1998
---------------------                                             ----            ----             ----               ----
Net income                                                       $696             $601             $1,525             $1,103
Other changes in equity from
   nonowner sources                                                (6)              (3)                (1)                --
                                                                 ----             ----             ------             ------

Total comprehensive income                                       $690             $598             $1,524             $1,103
                                                                 ----             ----             ------             ------




NOTE 5.    PRINCIPAL TRANSACTION REVENUES

The following table presents principal transaction revenue by business activity for the three and six months ended June 30, 1999 and 1998.


             Dollars in millions                              Three Months                 Six Months
             Period ended June 30,                          1999        1998            1999         1998
             ---------------------                          ----        ----            ----         ----
             Fixed Income                                   $384        $216          $1,066          $674
             Equities                                        269         127             466           289
             Commodities                                      29         (25)            122           143
             Other                                            22          (3)             28           (11)
                                                            ----        ----          ------        ------
             Total principal transaction revenues           $704        $315          $1,682        $1,095
                                                            ----        ----          ------        ------



NOTE 6.       CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:


                                                                                                   NET              EXCESS OVER
(DOLLARS IN MILLIONS)                                                                              CAPITAL          MINIMUM
SUBSIDIARY                                                       JURISDICTION                      OR               REQUIREMENTS
                                                                                                   EQUIVALENT
--------------------                                             ------------                      ----------       ------------
Salomon Smith Barney Inc.                 U.S. Securities and Exchange Commission                  $2,822              $2,442
                                          Uniform Net Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited    United Kingdom's Securities and Futures Authority        $4,148              $1,585

Salomon Brothers AG                       Germany's Banking Supervisory Authority                  $  209              $  140

The Robinson-Humphrey Company, LLC        U.S. Securities and Exchange Commission                  $   76              $   75
                                          Uniform Net Capital Rule (Rule 15c3-1)


               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At June 30, 1999, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

NOTE 7.       CONTRACTUAL COMMITMENTS

A summary of the Company's contractual commitments as of June 30, 1999 and December 31, 1998 is as follows:


                                                                   JUNE 30, 1999                        DECEMBER 31, 1998
                                                        ------------------------------------   ------------------------------------
                                                                       Current Market or                       Current Market or
                                                                          Fair Value                              Fair Value
                                                        Notional    ------------------------   Notional    ------------------------
Dollars in billions                                     Amounts     Assets      Liabilities    Amounts     Assets      Liabilities
-------------------                                     -------     ------      -----------    -------     ------      -----------
Exchange-issued products:
   Futures contracts (a)                                $  642.9       $ -          $ -        $ 858.3        $ -           $ -
   Other exchange-issued products:
     Equity contracts                                       13.8        .2           .2            9.5         .1            .2
     Fixed income contracts                                115.9         -            -          118.1          -            .1
     Commodities contracts                                   1.9         -            -            1.3          -             -
---------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                             774.5        .2           .2          987.2         .1            .3
---------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options,
  caps and floors:
   Swaps                                                 2,491.5                               2,395.3
   Swap options written                                     92.7                                  81.7
   Swap options purchased                                   81.9                                  85.4
   Caps and floors                                         200.9                                 191.8
---------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps and floors (b)       2,867.0       5.3          6.6        2,754.2        8.2           8.8
---------------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
   Forward currency contracts (b)                           57.5        .2           .2          146.7        1.0           1.3
   Options written                                          31.6         -           .5           52.3          -            .8
   Options purchased                                        32.3        .5            -           47.3        1.1             -
---------------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options           121.4        .7           .7          246.3        2.1           2.1
---------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity indices      44.9       2.6          3.2           63.3        3.1           3.
   Options and forward contracts on fixed-income securities 88.5        .8           .6          383.8         .6           1.1
   Commodities contracts                                    11.5        .2           .1            7.0         .2            .2
---------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                           $4,207.8     $ 9.8       $ 11.4       $4,441.8      $14.3         $15.7
---------------------------------------------------------------------------------------------------------------------------------


 (a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

 (b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $17.4 billion and $3.1 billion at June 30, 1999 and $16.2 billion and $6.1 billion at December 31, 1998, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8.     SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management.


      Dollars in millions                                                            Three Months                   Six Months
      Period ended June 30,                                                      1999           1998           1999           1998
------------------------------------------------------------------------       -------        -------        -------        -------
      Noninterest revenues:
         Investment Services                                                   $ 2,805        $ 2,111        $ 5,769        $ 4,621
         Asset Management                                                          279            223            539            446
                                                                               -------        -------        -------        -------
      Total                                                                    $ 3,084        $ 2,334        $ 6,308        $ 5,067
                                                                               =======        =======        =======        =======
      Net interest and dividends:
          Investment Services                                                  $   456        $   405        $   825        $   806
          Asset Management                                                          (4)            (4)            (9)           (10)
                                                                               -------        -------        -------        -------
      Total                                                                    $   452        $   401        $   816        $   796
                                                                               =======        =======        =======        =======
      Income before cumulative effect of change in
        accounting principle:
         Investment Services                                                   $   608        $   538        $ 1,379        $   980
         Asset Management                                                           88             63            161            123
                                                                               -------        -------        -------        -------
      Total                                                                    $   696        $   601        $ 1,540        $ 1,103
                                                                               =======        =======        =======        =======


Total assets of the Investment Services and Asset Management segments were $216.1 billion and $1.5 billion, respectively, at June 30, 1999 and $210.5 billion and $1.4 billion, respectively, at June 30, 1998. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.
RESULTS OF OPERATIONS

The Company recorded net income of $696 million for the three months ended June 30, 1999 (the "1999 Quarter") compared to net income of $601 million reported for the three months ended June 30, 1998 (the "1998 Quarter"). Revenues, net of interest expense, were $3,536 million in the 1999 Quarter compared to $2,735 million in the 1998 Quarter reflecting increases in all revenue categories.

For the six months ended June 30, 1999 (the "1999 Period") the Company reported net income of $1,525 million compared to net income of $1,103 million reported for the six months ended June 30, 1998 (the "1998 Period"). Revenues, net of interest expense, were $7,124 million in the 1999 Period compared to $5,863 million in the 1998 Period.

Net income for the 1999 Period includes a pre-tax credit of $211 million ($125 million net of tax) and the 1998 Quarter and 1998 Period includes a pre-tax credit of $324 million ($191 million net of tax) which represent reductions in the restructuring charge recorded in the fourth quarter of 1997 in connection with the merger of Salomon Inc and Smith Barney Holdings Inc. (see note 2 to the condensed consolidated financial statements for further discussion of the restructuring charges). Net income in the 1999 Period also includes the cumulative effect of change in accounting principle of $15 million (net of tax benefit of $12 million) recorded in the first quarter of 1999 which relates to the write-off of costs relating to certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities.


Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



INVESTMENT SERVICES


     Dollars in millions                                                       Three Months                      Six Months
     Period Ended June 30,                                                 1999            1998             1999             1998
-----------------------------------------------------------------         -------         -------          -------          -------
     Revenues:
        Commissions                                                       $   903         $   781          $ 1,803          $ 1,573
        Principal transactions                                                698             315            1,672            1,094
        Investment banking                                                    761             633            1,417            1,249
        Asset management and administration fees                              396             340              768              636
        Other                                                                  47              42              109               69
                                                                          -------         -------          -------          -------
     Total noninterest revenues                                             2,805           2,111            5,769            4,621
                                                                          -------         -------          -------          -------
        Net interest and dividends                                            456             405              825              806
                                                                          -------         -------          -------          -------
     Revenues, net of interest expense                                      3,261           2,516            6,594            5,427
                                                                          -------         -------          -------          -------
     Noninterest expenses:
        Compensation and benefits                                           1,706           1,500            3,498            3,180
        Other operating and administrative expenses                           600             475            1,140              996
        Restructuring credit                                                   --            (324)            (211)            (324)
                                                                          -------         -------          -------          -------
     Total noninterest expense                                              2,306           1,651            4,427            3,852
                                                                          -------         -------          -------          -------
     Income before income taxes and cumulative
         effect of change in accounting principle                             955             865            2,167            1,575
                                                                          -------         -------          -------          -------
     Income taxes                                                             347             327              788              595
                                                                          -------         -------          -------          -------
     Income before cumulative
        effect of change in accounting principle                          $   608         $   538          $ 1,379          $   980
                                                                          -------         -------          -------          -------


The Company's investment services segment reported record results of $608 million and $1,379 million for the 1999 Quarter and 1999 Period, compared to $538 million and $980 million reported for the 1998 Quarter and 1998 Period. Revenues, net of interest expense, increased to $3,261 million and $6,594 million in the 1999 Quarter and 1999 Period compared to $2,516 million and $5,427 million reported in the 1998 Quarter and 1998 Period as a result of increases in all categories of revenue.

Commission revenues increased 16% to a record $903 million in the 1999 Quarter compared to $781 million in the 1998 Quarter. This increase is primarily the result of increases in listed and OTC commissions. The Company's Private Client Group continued strong growth in commission revenue. In the 1999 Period commission revenues increased 15% to $1,803 million.

Principal transaction revenues increased to $698 million in the 1999 Quarter compared to $315 million in the 1998 Quarter as a result of increases in the institutional global fixed income and global equities trading. In addition, global arbitrage and commodity trading were moderately profitable, after recording losses in the 1998 Quarter. In the 1999 Period principal transaction revenues increased 53% to $1,672 million as a result of increases in institutional global fixed income, global equities and municipal trading, offset to an extent by a

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


decline in commodities trading. For further discussion of principal transaction revenue see Note 5 to the condensed consolidated financial statements.

Investment banking revenues increased to a record $761 million in the 1999 Quarter compared to $633 million in the 1998 Quarter. An increase in merger and acquisition fees, high grade debt, high yield and equity underwritings was partially offset by a decline in public finance underwriting. In the 1999 Period, investment banking revenue increased 13% to $1,417 million as a result of increases in high grade debt underwriting and merger and acquisition fees.

The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are externally managed through the Consulting Group. Asset management and administration fees increased to $396 million and $768 million in the 1999 Quarter and 1999 Period compared to $340 million and $636 million in the 1998 Quarter and 1998 Period as a result of the growth in assets under fee-based management. Assets under fee-based management increased significantly at June 30, 1999 compared to June 30, 1998 causing the corresponding increase in revenue.

Net interest and dividends increased to $456 million and $825 million in the 1999 Quarter and 1999 Period compared to $405 million and $806 million in the 1998 Quarter and the 1998 Period. These increases were due primarily to increased margin lending to clients.

Total expenses, excluding interest and the restructuring credit, increased to $2,306 million in the 1999 Quarter compared to $1,975 million in the 1998 Quarter primarily as a result of an increase in production-related compensation and benefits expense, reflecting increased revenues of the Company, partially offset by the benefit of changes in employee deferred compensation plans. Total expenses, excluding interest and the restructuring credit, were $4,638 million in the 1999 Period compared to $4,176 million in the 1998 Period. The Company continues to maintain its focus on controlling fixed expenses.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


ASSET MANAGEMENT

     Dollars in millions                                            Three Months                        Six Months
     Period Ended June 30,                                      1999             1998              1999             1998
     ---------------------                                      ----             ----              ----             ----
     Revenues:
        Asset management and administration fees                $256             $213              $497             $415
        Other revenue, net                                        19                6                33               21
                                                                ----             ----              ----             ----
     Revenues, net of interest expense                           275              219               530              436
                                                                ----             ----              ----             ----
     Noninterest expenses:
        Compensation and benefits                                 47               44               100               86
        Other operating and administrative expenses               81               71               163              146
                                                                ----             ----              ----             ----
     Total noninterest expense                                   128              115               263              232
                                                                ----             ----              ----             ----
     Income before income taxes and cumulative
      effect of change in accounting principle                   147              104               267              204
                                                                ----             ----              ----             ----
     Income taxes                                                 59               41               106               81
                                                                ----             ----              ----             ----
     Income before cumulative effect of change
       in accounting principle                                  $ 88             $ 63              $161             $123
                                                                ----             ----              ----             ----



The Company's asset management segment's revenues, net of interest expense, rose 26% to $275 million and 22% to $530 million in the 1999 Quarter and 1999 Period compared to $219 million and $436 million in the 1998 Quarter and 1998 Period. The primary revenue for the asset management segment is asset management and administration fees, which were $256 million and $497 million in the 1999 Quarter and 1999 Period, compared to $213 million and $415 million in the 1998 Quarter and 1998 Period. The overall increases in fees reflect broad growth in all asset management products. Assets under management for the segment reached $201.9 billion at June 30, 1999, an increase of 19% from June 30, 1998. This increase reflects the July 1998 acquisition of JP Morgan's Australian asset management business with $5 billion in assets under management. Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $128 million and $263 million in the 1999 Quarter and 1999 Period compared to $115 million and $232 million in the 1998 Quarter and 1998 Period. The increases reflect continuing investment in the business infrastructure to support sustained growth, as well as the July 1998 acquisition of JP Morgan's Australian asset management business. Other operating and administrative expense includes amortization of deferred commissions which relate to the sale of load mutual funds.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



Total assets under fee-based management were as follows:

Dollars in billions
Period Ended June 30,                                                    1999             1998
---------------------                                                    ----             ----
Money market funds                                                      $61.9            $51.1
Mutual funds                                                             63.8             57.6
Managed accounts                                                         76.2             60.9
                                                                        -----            -----
     Salomon Smith Barney Asset Management                              201.9            169.6

Financial Consultant managed accounts *                                  20.2             14.3
                                                                        -----            -----

Total internally managed assets                                         222.1            183.9

Consulting Group externally managed assets *                             76.8             69.3
                                                                        -----            -----


Total assets under fee-based management                                $298.9           $253.2
                                                                        -----            -----


*Related results included in Investment Services segment.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $218 billion at June 30, 1999, up from $212 billion at December 31, 1998. Due to the nature of the Company's trading activities, including its matched book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction).

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $146.3 billion at June 30, 1999. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $13.5 billion at June 30,1999.

The Company has committed uncollateralized revolving lines of credit totaling $5.0 billion, from which it may borrow at various interest rate options (LIBOR, CD or base rate), and compensates the banks for the facilities through facility fees. At June 30, 1999 there were no outstanding borrowings under these facilities. Under these facilities the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At June 30, 1999, this requirement was exceeded by approximately $3.6 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments and commodities owned and sold, contractual commitments, repurchase and resale agreements, and related funding at June 30, 1999 and December 31, 1998. The VAR relating to non-trading instruments has been excluded from this analysis.


  RISK EXPOSURES                       June 30,    Second Quarter      Second Quarter     Second Quarter        December 31,
  ($ IN MILLIONS)                       1999         1999 Average         1999 High           1999 Low             1998*
  --------------                       --------    --------------      --------------     --------------        ------------
  Interest rate                        $38                 $42                 $48                $36                 $60
  Equities                               6                   5                  14                  3                   5
  Commodities                           16                  13                  16                 13                  11
  Currency                               7                   5                   8                  3                   2
  Diversification Benefit              (25)                (21)                N/A                N/A                 (18)
                                       ---                 ---                 ---                ---                 ---
        Total                          $42                 $44                 $50                $38                 $60
                                       ---                 ---                 ---                ---                 ---



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

The Project began with a comprehensive inventory of hardware, software developed in-house, vendor products, market data feeds, and physical facilities around the world. The inventory also included electronic data exchanges with industry participants such as the New York Stock Exchange, the National Association of Securities Dealers, the Securities Industry Automation Company, the National Securities Clearing Corporation, The Depository Trust Company and other counterparties. Elements of the inventory were assessed to determine necessary changes as well as upgrade or replacement of vendor products. At June 30, 1999 all necessary corrections, upgrades or replacements have been completed.

The Company constructed special test environments in which dates could be advanced to create the variety of conditions that will be encountered as the millenium date change occurs. Applications were put through a rigorous series of tests at the unit, system and enterprise levels, with sign-off by the relevant business area at each level, before they were certified as Year 2000 compliant. At June 30, 1999 all of the applications have been certified as Year 2000 compliant. In addition, an enterprise front-to-back test was successfully completed in June 1999, to establish that multiple systems can work together to support critical business processes.

The Company's Year 2000 testing extended to a variety of world markets such as the United States, the United Kingdom, Japan, Hong Kong and Australia. The Company fully supported initiatives by the Securities Industry Association and other industry groups in conducting tests among industry participants, including the completed industry Beta Test, the government securities clearing test with the Federal Reserve Bank of New York and the Depository Trust Company, and the Futures Industry Association test. The Company participated in the Streetwide Test which commenced in March 1999 and continued through May 1999. The Company achieved successful results in each of these industry-wide tests and expects to continue its testing program during 1999 with counterparties and selected clients.

The Company's total cost of the Project is expected to be approximately $130 million to $150 million. Through June 30, 1999 the Company has expended approximately $125 million on the Project. The majority of the remaining costs are expected to be directed to additional testing, contingency planning and event management. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

There are many risks associated with the Year 2000 issue. Even if the Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Company has financial or operational relationships such as vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Company. Consequently, comprehensive, written contingency plans have been prepared so that alternative procedures and a framework for critical decisions are defined before any crisis occurs. These plans define alternate processes to be used in the event of extended system outage. Contingency plans cover each business area and location around the world and will be validated in the second half of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

For information concerning a suit filed by Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corporation, see the description that appears on the second and third paragraphs under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1998 (File No. 1-4346), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company.

For information concerning a complaint seeking unspecified money damages which was filed by Orange County, California against numerous brokerage firms, including Smith Barney Inc., see the description that appears in the fourth paragraph under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1998 (File No. 1-4346), which description is included as Exhibit 99.02 to this Form 10-Q and incorporated by reference herein. Smith Barney and the remaining brokerage firms have settled with Orange County.

For information concerning a suit by the City of New Orleans and a purported class action in Florida against numerous broker-dealers including Salomon Smith Barney, see the descriptions that appear in the fifth and sixth paragraphs under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ending December 31, 1998 (File No.1-4346), which description is included as Exhibit 99.03 to this Form 10-Q and incorporated by reference herein. In connection with these matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            See Exhibit Index.

        (b) Reports on Form 8-K:

     On April 19, 1999, SSBH filed a Current Report on Form 8-K, dated April 19, 1999, reporting under Item 5 thereof the results of its operations for the three month period ended March 31, 1999 and 1998, and certain additional financial data.

     On May 27, 1999, SSBH filed a Current Report on Form 8-K, dated May 25, 1999, filing certain exhibits under Item 7 thereof relating to the offer and sale of SSBH's Callable Equity Linked Notes based upon the TheStreet.com Internet Sector Index due May 30, 2006.

     No other reports on Form 8-K were filed during the first quarter of 1999; however, on July 19, 1999, SSBH filed a Current Report on Form 8-K, dated July 19, 1999, reporting under Item 5 thereof the results of its operations for the three and six month periods ended June 30, 1999 and 1998.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
3.01                            Restated Certificate of Incorporation of Salomon Smith Barney Holdings Inc.,
                                effective July 1, 1999, incorporated by reference to Exhibit 3.2 to
                                Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (No.
                                333-38931) of Salomon Smith Barney Holdings Inc. ("SSBH").

3.02                            By-Laws of Salomon Smith Barney Holdings Inc., incorporated by reference to
                                Exhibit 3.3 to Post-Effective Amendment No. 1 to Registration Statement on Form
                                S-3 (No. 333-38931) of SSBH.

12.01+                          Computation of ratio of earnings to fixed charges.

27.01+                          Financial Data Schedule.

99.01+                          Second and third paragraphs under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ended December 31,
                                1998 (File No. 1-4346).

99.02+                          Fourth paragraph under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1998
                                (File No. 1-4346).

99.03+                          Fifth and sixth paragraphs under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ended December
                                31, 1998 (File No. 1-4346).


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


                                  SALOMON SMITH BARNEY HOLDINGS INC.
                                  (Registrant)



Date:  August 12, 1999            By:   /s/ Charles W. Scharf
                                        -----------------------
                                        Charles W. Scharf
                                        Chief Financial Officer



                                  By:   /s/ Michael J. Day
                                        -----------------------
                                        Michael J. Day
                                        Controller