Form 10-Q
period 1999-09-30
SALOMON SMITH BARNEY HOLDINGS INC
filed 1999-11-12
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

      /x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC. AS OF THE DATE HEREOF, 1,000 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE ISSUED AND OUTSTANDING.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H 1 (a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                                                                         PAGE
                                                                                         ----
Part I.       Financial Information

  Item 1.     Condensed Consolidated Financial Statements:

              Condensed Consolidated Statements of Income (Unaudited) -
                       Three and nine months ended September 30, 1999 and 1998              1

              Condensed Consolidated Statements of Financial Condition -
                       September 30, 1999 (Unaudited) and December 31, 1998             2 - 3

              Condensed Consolidated Statements of Cash Flows (Unaudited) -
                       Nine months ended September 30, 1999 and 1998                        4

              Notes to Condensed Consolidated Financial Statements (Unaudited)         5 - 10

  Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                             11 - 20

  Item 3.     Quantitative and Qualitative Disclosures about Market Risk                   20

Part II.      Other Information

  Item 1.     Legal Proceedings                                                            21

  Item 6.     Exhibits and Reports on Form 8-K                                             22


  Exhibit Index                                                                            23

  Signatures                                                                               24

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                 Three Months                     Nine Months
Period Ended September 30,                                       1999            1998            1999           1998
-----------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                $   815        $    797        $  2,623       $  2,376
   Investment banking                                             778             531           2,213          1,799
   Principal transactions                                         329          (1,331)          2,011           (236)
   Asset management and administration fees                       693             563           1,958          1,614
   Other                                                           67              28             185            102
-----------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                      2,682             588           8,990          5,655
-----------------------------------------------------------------------------------------------------------------------
   Interest and dividends                                       2,811           3,338           8,290         10,124
   Interest expense                                             2,420           3,013           7,083          9,003
-----------------------------------------------------------------------------------------------------------------------
Net interest and dividends                                        391             325           1,207          1,121
-----------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                               3,073             913          10,197          6,776
-----------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                    1,608             915           5,206          4,181
   Communications                                                 124             118             360            351
   Floor brokerage and other production                           110             111             335            326
   Occupancy and equipment                                        114             105             333            315
   Advertising and market development                              81              80             236            218
   Professional services                                           64              69             174            166
   Other operating and administrative expenses                    138              39             496            288
   Restructuring credit                                           (30)              -            (241)          (324)
-----------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                      2,209           1,437           6,899          5,521
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle                        864            (524)          3,298          1,255
Provision (benefit) for income taxes                              326            (199)          1,220            477
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change
  in accounting principle                                         538            (325)          2,078            778
Cumulative effect of change in accounting principle
  (net of tax benefit of $12)                                       -               -             (15)             -
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $   538        $   (325)       $  2,063       $    778
=======================================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------------------------
                                                                                  September 30,                    December 31,
Dollars in millions                                                                   1999                            1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Assets:
Cash and cash equivalents                                                           $  1,959                        $  2,261
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                           2,419                           2,358

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                    $69,345                         $38,691
   Deposits paid for securities borrowed                               32,626                          49,392
                                                                      -------                         -------
                                                                                     101,971                          88,083

Financial instruments and commodities owned and contractual
 commitments:
   U.S. government and government agency securities                    26,760                          24,643
   Contractual commitments                                             10,634                          14,319
   Corporate debt securities                                           10,205                          11,347
   Non-U.S. government and government agency securities                 8,371                          18,632
   Mortgage loans and collateralized mortgage securities                6,081                           6,066
   Money market instruments                                             5,699                           5,153
   Equity securities                                                    5,075                           4,860
   Commodities                                                            267                             245
   Other financial instruments                                          2,756                           3,372
                                                                      -------                         -------
                                                                                      75,848                          88,637
Receivables:
   Customers                                                           16,469                          14,130
   Receivable for securities provided as collateral                     3,757                           3,101
   Brokers, dealers and clearing organizations                          1,923                           4,234
   Other                                                                1,816                           2,709
                                                                      -------                         -------
                                                                                      23,965                          24,174

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $817 and
  $1,032, respectively                                                                 1,065                           1,114

Other assets                                                                           5,610                           5,274
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $212,837                        $211,901
==================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,                   December 31,
Dollars in millions                                                                  1999                             1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                    $ 11,890                       $ 15,495

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                     $77,487                        $61,024
   Deposits received for securities loaned                              7,993                          7,712
                                                                      -------                        -------
                                                                                      85,480                         68,736
Financial instruments and commodities sold, not yet purchased, and contractual commitments:
   U.S. government and government agency securities                    21,477                         32,538
   Non-U.S. government and government agency securities                17,022                         10,719
   Contractual commitments                                             12,582                         15,698
   Equity securities                                                    3,784                          4,224
   Corporate debt securities and other                                  3,074                          3,103
                                                                      -------                        -------
                                                                                      57,939                         66,282
Payables and accrued liabilities:
   Customers                                                           11,167                         13,119
   Obligation to return securities received as collateral               4,379                          5,348
   Brokers, dealers and clearing organizations                          1,891                          3,406
   Other                                                               10,348                          9,851
                                                                      -------                        -------
                                                                                      27,785                         31,724
Term debt                                                                             19,119                         20,151

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior subordinated debt
   securities of the Company                                                             745                            745

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                      -                              -
   Additional paid-in capital                                           1,621                          1,589
   Retained earnings                                                    8,241                          7,159
   Cumulative translation adjustments                                      17                             20
                                                                      -------                        -------
Total stockholder's equity                                                             9,879                          8,768
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                          $212,837                       $211,901
=============================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
  Dollars in millions
  Nine Months Ended September 30,                                                                     1999            1998
-------------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
   Net income                                                                                      $  2,063         $    778
   Depreciation and amortization                                                                        270              241
-------------------------------------------------------------------------------------------------------------------------------
   Net income adjusted for noncash items                                                              2,333            1,019
-------------------------------------------------------------------------------------------------------------------------------
  (Increase) decrease in operating assets -
   Cash segregated and on deposit for Federal and other regulations or
     deposited with clearing organizations                                                              (61)            (265)
   Collateralized short-term financing agreements                                                   (13,888)          14,783
   Financial instruments and commodities owned and contractual commitments                           12,789           33,037
   Receivables                                                                                          209           (6,801)
   Other assets                                                                                        (645)            (805)
-------------------------------------------------------------------------------------------------------------------------------
   (Increase) decrease in operating assets                                                           (1,596)          39,949
-------------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in operating liabilities -
   Collateralized short-term financing agreements                                                    16,744          (33,112)
   Financial instruments and commodities sold, not yet purchased, and contractual commitments        (8,343)         (24,251)
   Payables and accrued liabilities                                                                  (4,422)          12,030
-------------------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in operating liabilities                                                       3,979          (45,333)
-------------------------------------------------------------------------------------------------------------------------------
  Cash provided by (used in) operating activities                                                     4,716           (4,365)
-------------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
   Increase (decrease) in commercial paper and other short-term borrowings                           (3,605)           4,664
   Proceeds from issuance of term debt                                                                3,151            5,491
   Term debt maturities and repurchases                                                              (3,913)          (3,863)
   Collateralized mortgage obligations                                                                  (71)             (81)
   Issuance of mandatorily redeemable securities of subsidiary trusts                                     -              400
   Dividends paid                                                                                      (427)            (729)
   Other capital transactions                                                                            32                2
-------------------------------------------------------------------------------------------------------------------------------
  Cash provided by (used in) financing activities                                                    (4,833)           5,884
-------------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
   Assets securing collateralized mortgage obligations                                                   73               96
   Property, equipment and leasehold improvements                                                      (258)            (279)
   Other                                                                                                  -               42
-------------------------------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                                                    (185)            (141)
-------------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                                                     (302)           1,378
  Cash and cash equivalents at January 1,                                                             2,261            1,808
-------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at September 30,                                                       $  1,959         $  3,186
===============================================================================================================================

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

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments, commodities and contractual commitments, may vary from actual results. The financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. In June 1999, FASB issued SFAS No. 137 which postponed the effective date of SFAS 133 for one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the potential impact of the new accounting standard.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.       RESTRUCTURING CHARGES

On November 28, 1997, a newly formed wholly owned subsidiary of Travelers Group Inc. ("Travelers") was merged into Salomon Inc ("Salomon") and Salomon became a wholly owned subsidiary of Travelers. Following this merger, Salomon and Smith Barney Holdings Inc. ("Smith Barney") were merged (the "SSB merger") to form the Company.

As a result of the SSB merger, the Company recorded a pre-tax restructuring charge of $838 million ($496 million after tax) in the fourth quarter of 1997. The material components of the restructuring reserve were as follows:

                                                                                                         Restructuring Reserve
                                        Restructuring Reserve as     Charges and Credits through               Balance at
Dollars in millions                       Originally Recorded            September 30, 1999                September 30, 1999
-------------------                       -------------------            ------------------                ------------------
Seven World Trade Center lease                     $610                         $(605) *                            $5
Other facilities                                     53                           (52) **                            1
-----------------------------------------------------------------------------------------------------------------------------
     Total facilities                               663                          (657)                               6
Severance                                           161                          (161) **                            -
Other                                                14                           (14) **                            -
-----------------------------------------------------------------------------------------------------------------------------
                                                   $838                         $(832)                              $6***
=============================================================================================================================

* In the second quarter of 1998, the Company recorded an adjustment of $324 million ($191 million after tax) to the restructuring reserve relating to the Seven World Trade Center lease. This reduction in the reserve resulted from negotiations on a sublease which indicated that excess space would be disposed of on terms more favorable than had been originally estimated. In the first quarter of 1999, the Company recorded an adjustment of $211 million ($124 million after tax) to the restructuring reserve relating to the Seven World Trade Center lease. This reduction in the reserve resulted from a current reassessment of space needs due to the Citigroup merger. This reassessment indicated the need for increased occupancy by the Company utilizing space previously considered excess. In the third quarter of 1999, the Company recorded a reduction of $1.4 million ($849 thousand after tax) to the restructuring reserve relating to the Seven World Trade Center lease.

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

***  Consists of $5 million cash component and $1 million non-cash component.

At September 30, 1999, the portion of the non-cash balance of the restructuring reserve that related to other facilities was $1 million. The non-cash costs of other facilities reflects the write-off of leasehold improvements, furniture and equipment upon abandonment and represent the remaining depreciated book value at the estimated dates of abandonment. Depreciation and amortization of these assets will continue during the period they are in use. The facilities are located primarily in the United States and generally support multiple lines of business. The assets have not been reclassified to a held for sale category since substantially all are subject to abandonment and will not be realized through sale.

On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers (the "Citigroup merger"). Following the Citigroup merger, Travelers changed its name to Citigroup Inc. As a result

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

of the Citigroup merger, the Company recorded a pre-tax restructuring charge of $80 million ($47 million after tax) in the fourth quarter of 1998. The material components of the restructuring reserve were as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                                                 Restructuring Reserve
                                   Restructuring Reserve as     Charges and Credits through            Balance at
Dollars in millions                   Originally Recorded           September 30, 1999             September 30, 1999
------------------------------------------------------------------------------------------------------------------------
Severance                                       $69                           $(69)**                        $-
Facilities                                        9                             (6)**                         3
Other                                             2                             (2)                           -
------------------------------------------------------------------------------------------------------------------------
                                                $80                           $(77)                          $3*
========================================================================================================================

*   All cash components

** In the third quarter of 1999, the Company recorded an adjustment of $29 million ($16 million after tax) to the restructuring reserve. The components are as follows: severance $27 million; facilities $2 million. These reductions were a result of changes in staffing and space requirements as integration of the Company and Citigroup progressed.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.    COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

         -----------------------------------------------------------------------------------------------------
         Dollars in millions                           Three Months                   Nine Months
         Period ended September 30,              1999            1998            1999            1998
         -----------------------------------------------------------------------------------------------------
         Net income (loss)                        $538           $(325)         $2,063             $778
         Other changes in equity from
            nonowner sources                        (2)              5              (3)               5
         -----------------------------------------------------------------------------------------------------
         Total comprehensive income (loss)        $536           $(320)         $2,060             $783
         =====================================================================================================

NOTE 5.    PRINCIPAL TRANSACTION REVENUES

The following table presents principal transaction revenue by business activity for the three and nine months ended September 30, 1999 and 1998.

         ----------------------------------------------------------------------------------------------
         Dollars in millions                           Three Months               Nine Months
         Period ended September 30,                    1999       1998          1999         1998
         ----------------------------------------------------------------------------------------------
         Fixed Income                                 $  47     $(1,485)       $1,113        $(811)
         Equities                                       243          59           709          348
         Commodities                                     45          54           167          209
         Other                                           (6)         41            22           18
         ----------------------------------------------------------------------------------------------
         Total principal transaction revenues          $329     $(1,331)       $2,011        $(236)
         ==============================================================================================

NOTE 6.       CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:

                                                                                                   NET           EXCESS OVER
                                                                                                   CAPITAL       MINIMUM
(DOLLARS IN MILLIONS)                                                                              OR            REQUIREMENTS
SUBSIDIARY                                             JURISDICTION                                EQUIVALENT
-------------------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc.                 U.S. Securities and Exchange Commission                  $3,755           $3,377
                                          Uniform Net Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited    United Kingdom's Securities and Futures Authority        $4,076           $1,378

Salomon Brothers AG                       Germany's Banking Supervisory Authority                  $  218           $  175

The Robinson-Humphrey Company, LLC        U.S. Securities and Exchange Commission                  $   74           $   73
                                          Uniform Net Capital Rule (Rule 15c3-1)
-------------------------------------------------------------------------------------------------------------------------------

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At September 30, 1999, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

NOTE 7.       CONTRACTUAL COMMITMENTS

         A summary of the Company's contractual commitments as of September 30, 1999 and December 31, 1998 is as follows:



                                                                SEPTEMBER 30, 1999                      DECEMBER 31, 1998
                                                        -------------------------------------   -----------------------------------
                                                                         Current Market or                     Current Market or
                                                                             Fair Value                            Fair Value
                                                        Notional        ---------------------   Notional      ---------------------
Dollars in billions                                     Amounts         Assets    Liabilities   Amounts       Assets    Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                                 $  577.7       $   -        $   -     $  858.3       $   -         $   -
   Other exchange-issued products:
     Equity contracts                                         7.6          .2           .2          9.5          .1            .2
     Fixed income contracts                                  50.3           -            -        118.1           -            .1
     Commodities contracts                                    1.6           -            -          1.3           -             -
-----------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                              637.2          .2           .2        987.2          .1            .3
-----------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps
 and floors:
   Swaps                                                  2,771.2                               2,395.3
   Swap options written                                      96.4                                  81.7
   Swap options purchased                                    86.5                                  85.4
   Caps and floors                                          244.7                                 191.8
-----------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps and floors (b)        3,198.8         5.3          6.6      2,754.2         8.2           8.8
-----------------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
   Forward currency contracts (b)                            44.3          .2           .1        146.7         1.0           1.3
   Options written                                           18.9           -           .2         52.3           -            .8
   Options purchased                                         19.1          .2            -         47.3         1.1             -
-----------------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options             82.3          .4           .3        246.3         2.1           2.1
-----------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity indices       61.6         3.6          4.5         63.3         3.1           3.2
   Options and forward contracts on fixed-income securities 376.5          .8           .8        383.8          .6           1.1
   Commodities contracts                                     14.0          .3           .2          7.0          .2            .2
-----------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                            $4,370.4       $10.6        $12.6     $4,441.8       $14.3         $15.7
===================================================================================================================================

 (a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.
 (b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $17.2 billion and $2.5 billion at September 30, 1999 and $16.2 billion and $6.1 billion at December 31, 1998, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8.     SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management.

      ---------------------------------------------------------------------------------------------------------------------
      Dollars in millions                                                    Three Months               Nine Months
      Period ended September 30,                                          1999           1998        1999            1998
      ---------------------------------------------------------------------------------------------------------------------
      Noninterest revenues:
         Investment Services                                            $2,388          $ 347      $8,157          $4,968
         Asset Management                                                  294            241         833             687
      ---------------------------------------------------------------------------------------------------------------------
      Total                                                             $2,682          $ 588      $8,990          $5,655
      =====================================================================================================================
      Net interest and dividends:
         Investment Services                                            $  394          $ 331      $1,219          $1,137
         Asset Management                                                   (3)            (6)        (12)            (16)
      ---------------------------------------------------------------------------------------------------------------------
      Total                                                             $  391          $ 325      $1,207          $1,121
      =====================================================================================================================
      Income (loss) before cumulative effect of change in
       accounting principle:
         Investment Services                                            $  447          $(395)     $1,826          $  585
         Asset Management                                                   91             70         252             193
      ---------------------------------------------------------------------------------------------------------------------
      Total                                                             $  538          $(325)     $2,078          $  778
      =====================================================================================================================

Total assets of the Investment Services and Asset Management segments were $211.3 billion and $1.5 billion, respectively, at September 30, 1999 and $210.6 billion and $1.3 billion, respectively, at December 31, 1998. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.
RESULTS OF OPERATIONS

The Company recorded net income of $538 million for the three months ended September 30, 1999 (the "1999 Quarter") compared to a net loss of $325 million reported for the three months ended September 30, 1998 (the "1998 Quarter"). The loss in the 1998 Quarter resulted from severe global economic turmoil and included an after-tax loss of $700 million related to Global Arbitrage and Russian-related credit losses. The Company continues to scale back its exposure to the Global Arbitrage business, with the balance sheet commitment reduced by over 90% from its peak, to $7 billion of assets at September 30, 1999. Revenues, net of interest expense, were $3,073 million in the 1999 Quarter compared to $913 million in the 1998 Quarter reflecting increases in all revenue categories.

For the nine months ended September 30, 1999 (the "1999 Period") the Company reported net income of $2,063 million compared to net income of $778 million reported for the nine months ended September 30, 1998 (the "1998 Period"). Revenues, net of interest expense, were $10,197 million in the 1999 Period compared to $6,776 million in the 1998 Period.

Excluding the restructuring credits and cumulative effect of change in accounting principle, the Company recorded net income of $521 million for the 1999 Quarter compared to a net loss of $325 million for the 1998 Quarter and net income of $1,937 million for the 1999 Period compared to net income of $587 million for the 1998 Period.


On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act"), which will become effective in most significant respects 120 days after enactment. Under the Act, bank holding companies, such as Citigroup, all of whose depository institutions are "well capitalized" and "well managed," as defined in the Bank Holding Company Act of 1956, and which obtain satisfactory Community Reinvestment Act ratings, and their affiliates will have the ability to engage in a broader spectrum of activities than those currently permitted, including insurance underwriting and brokerage (including annuities), and underwriting and dealing in securities without a revenue limit.

Because the Act repeals Section 20 of the Glass-Steagall Act, Citigroup and its affiliates (including the Company) will be permitted to operate without regard to revenue limits on "ineligible" securities and to acquire other securities firms without regard to such limits. Subject to certain limitations, new merchant banking rules will permit Citigroup and its affiliates (including the Company) to make investments in companies that engage in activities that are not financial in nature without regard to the existing 5% limit for domestic investments and 20% limit for overseas investments.

Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INVESTMENT SERVICES



     --------------------------------------------------------------------------------------------------------------
     Dollars in millions                                              Three Months                Nine Months
     Period Ended September 30,                                    1999          1998          1999          1998
     --------------------------------------------------------------------------------------------------------------
     Revenues:
        Commissions                                             $   812      $    794        $2,615        $2,367
        Investment banking                                          758           514         2,175         1,763
        Principal transactions                                      329        (1,332)        2,001          (238)
        Asset management and administration fees                    426           345         1,194           981
        Other                                                        63            26           172            95
     --------------------------------------------------------------------------------------------------------------
     Total noninterest revenues                                   2,388           347         8,157         4,968
     --------------------------------------------------------------------------------------------------------------
        Net interest and dividends                                  394           331         1,219         1,137
     --------------------------------------------------------------------------------------------------------------
     Revenues, net of interest expense                            2,782           678         9,376         6,105
     --------------------------------------------------------------------------------------------------------------
     Noninterest expenses:
        Compensation and benefits                                 1,554           874         5,052         4,054
        Other operating and administrative expenses                 541           444         1,681         1,440
        Restructuring credit                                        (30)            -          (241)         (324)
     --------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                    2,065         1,318         6,492         5,170
     --------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes and cumulative effect
       of change in accounting principle                            717          (640)        2,884           935
     --------------------------------------------------------------------------------------------------------------
     Provision (benefit) for income taxes                           270          (245)        1,058           350
     --------------------------------------------------------------------------------------------------------------
     Income (loss) before cumulative effect of change
        in accounting principle                                 $   447       $  (395)       $1,826       $   585
     ==============================================================================================================

The Company's investment services segment reported income of $447 million and $1,826 million for the 1999 Quarter and 1999 Period, compared to a loss of $395 million and income of $585 million reported for the 1998 Quarter and 1998 Period. Revenues, net of interest expense, increased to $2,782 million and $9,376 million in the 1999 Quarter and 1999 Period compared to $678 million and $6,105 million reported in the 1998 Quarter and 1998 Period as a result of increases in all categories of revenue.

Commission revenues of $812 million in the 1999 Quarter were relatively unchanged from the 1998 Quarter. In the 1999 Period commission revenues increased 10% to $2,615 million as a result of increases in listed, OTC, insurance and options commissions. During the 1999 Quarter annualized gross production per financial consultant remained strong at $465,000 reflecting the continued strength of the Private Client business.

Investment banking revenues increased to $758 million in the 1999 Quarter compared to $514 million in the 1998 Quarter. An increase in high grade debt, high yield and equity underwritings was partially offset by a decline in merger and acquisition fees. Underwriting fees reached a record level in the 1999 Quarter. In the 1999 Period the 23% increase in investment banking revenue was also impacted by an increase in merger and acquisition fees.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Principal transaction revenues increased to $329 million in the 1999 Quarter compared to a loss of $1,332 million in the 1998 Quarter which included very substantial losses from fixed income trading and the customer business, including global arbitrage and Russian-related credit losses. In the 1999 Period principal transaction revenues increased to $2,001 million. For further information related to principal transaction revenue see note 5 to the condensed consolidated financial statements.

The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are externally managed through the Consulting Group. Asset management and administration fees increased to $426 million and $1,194 million in the 1999 Quarter and 1999 Period compared to $345 million and $981 million in the 1998 Quarter and 1998 Period as a result of the growth in assets under fee-based management. Assets under fee-based management increased significantly at September 30, 1999 compared to September 30, 1998 causing the corresponding increase in revenue.

Net interest and dividends increased to $394 million and $1,219 million in the 1999 Quarter and 1999 Period compared to $331 million and $1,137 million in the 1998 Quarter and the 1998 Period. These increases were due primarily to increased margin lending to clients.

Total expenses, excluding interest and the restructuring credits, increased to $2,095 million in the 1999 Quarter compared to $1,318 million in the 1998 Quarter primarily as a result of an increase in production-related compensation and benefits expense, reflecting increased revenues of the Company, partially offset by the benefit of changes in employee deferred compensation plans. Total expenses, excluding interest and the restructuring credits, were $6,733 million in the 1999 Period compared to $5,494 million in the 1998 Period. The Company continues to maintain its focus on controlling fixed expenses.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ASSET MANAGEMENT



     -----------------------------------------------------------------------------------------------------------
     Dollars in millions                                        Three Months                  Nine Months
     Period Ended September 30,                              1999          1998           1999           1998
     -----------------------------------------------------------------------------------------------------------
     Revenues:
        Asset management and administration fees             $267          $218           $764           $633
        Other revenue, net                                     24            17             57             38
     -----------------------------------------------------------------------------------------------------------
     Revenues, net of interest expense                        291           235            821            671
     -----------------------------------------------------------------------------------------------------------
     Noninterest expenses:
        Compensation and benefits                              54            41            154            127
        Other operating and administrative expenses            90            78            253            224
     -----------------------------------------------------------------------------------------------------------
     Total noninterest expense                                144           119            407            351
     -----------------------------------------------------------------------------------------------------------
     Income before income taxes and cumulative
      effect of change in accounting principle                147           116            414            320
     -----------------------------------------------------------------------------------------------------------
     Income taxes                                              56            46            162            127
     -----------------------------------------------------------------------------------------------------------
     Income before cumulative effect of change
       in accounting principle                               $ 91          $ 70           $252           $193
     ===========================================================================================================

The Company's asset management segment revenues, net of interest expense, rose 24% to $291 million and 22% to $821 million in the 1999 Quarter and 1999 Period compared to $235 million and $671 million in the 1998 Quarter and 1998 Period. The primary revenue for the asset management segment is asset management and administration fees, which were $267 million and $764 million in the 1999 Quarter and 1999 Period, compared to $218 million and $633 million in the 1998 Quarter and 1998 Period. The overall increases in fees reflect broad growth in all asset management products. Assets under management for the segment reached $201.2 billion at September 30, 1999, an increase of 19% from September 30, 1998. Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $144 million and $407 million in the 1999 Quarter and 1999 Period compared to $119 million and $351 million in the 1998 Quarter and 1998 Period. The increases reflect continuing investment in the business infrastructure to support sustained growth. Other operating and administrative expense includes amortization of deferred commissions which relate to the sale of load mutual funds.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Total assets under fee-based management were as follows:

---------------------------------------------------------------------------------
Dollars in billions
At September 30,                                               1999         1998
---------------------------------------------------------------------------------
Money market funds                                           $ 62.5       $ 55.1
Mutual funds                                                   62.4         53.5
Managed accounts                                               76.3         61.0
---------------------------------------------------------------------------------
     Salomon Smith Barney Asset Management                    201.2        169.6

Financial Consultant managed accounts *                        21.4         13.8
---------------------------------------------------------------------------------

Total internally managed assets                               222.6        183.4

Consulting Group externally managed assets *                   74.6         63.9
---------------------------------------------------------------------------------

Total assets under fee-based management                      $297.2       $247.3
=================================================================================

*Related results included in Investment Services segment.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $213 billion at September 30, 1999, up from $212 billion at December 31, 1998. Due to the nature of the Company's trading activities, including its matched book activities, it is not uncommon for the Company's asset levels to fluctuate from period to period. A "matched book" transaction involves a security purchased under an agreement to resell (i.e., reverse repurchase transaction) and simultaneously sold under an agreement to repurchase (i.e., repurchase transaction).

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and securities loaned, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $144.2 billion at September 30, 1999. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $11.7 billion at September 30,1999.

The Company has committed uncollateralized revolving lines of credit totaling $5.0 billion, from which it may borrow at various interest rate options (LIBOR, CD or base rate), and compensates the banks for the facilities through facility fees. At September 30, 1999 there were no outstanding borrowings under these facilities. Under these facilities the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At September 30, 1999, this requirement was exceeded by approximately $3.9 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments and commodities owned and sold, contractual commitments, repurchase and resale agreements, and related funding at September 30, 1999 and December 31, 1998. The VAR relating to non-trading instruments has been excluded from this analysis.

  -----------------------------------------------------------------------------------------------------------------
  RISK EXPOSURES               September 30,    Third Quarter    Third Quarter    Third Quarter       December 31,
  ($ IN MILLIONS)                  1999          1999 Average      1999 High         1999 Low           1998*

  -----------------------------------------------------------------------------------------------------------------
  Interest rate                     $22              $29              $37              $21               $60
  Equities                            4                5               16                3                 5
  Commodities                         6                9               15                5                11
  Currency                            5                6                8                5                 2
  Diversification Benefit           (15)             (19)             N/A              N/A               (18)
  -----------------------------------------------------------------------------------------------------------------
        Total                       $22              $30              $41              $22               $60
  =================================================================================================================

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

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The Project began with a comprehensive inventory of hardware, software developed in-house, vendor products, market data feeds, and physical facilities around the world. The inventory also included electronic data exchanges with industry participants such as the New York Stock Exchange, the National Association of Securities Dealers, the Securities Industry Automation Company, the National Securities Clearing Corporation, The Depository Trust Company and other counterparties. Elements of the inventory were assessed to determine necessary changes as well as upgrade or replacement of vendor products. At June 30, 1999 all necessary corrections, upgrades or replacements were completed.

The Company constructed special test environments in which dates could be advanced to create the variety of conditions that will be encountered as the millenium date change occurs. Applications were put through a rigorous series of tests at the unit, system and enterprise levels, with sign-off by the relevant business area at each level, before they were certified as Year 2000 compliant. At June 30, 1999 all of the applications were certified as Year 2000 compliant. In addition, an enterprise test was successfully completed in June 1999, to establish that multiple systems can work together to support critical business processes.

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

The Company's total cost of the Project is expected to be approximately $130 million to $150 million. Through September 30, 1999 the Company has expended approximately $129 million on the Project. The majority of the remaining costs are expected to be directed to additional testing, contingency planning and event management. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

There are many risks associated with the Year 2000 issue. Even if the Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Company has financial or operational relationships such as vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Company. Consequently, comprehensive, written contingency plans have been prepared so that alternative procedures and a framework for critical decisions are defined before any crisis occurs. These plans define alternate processes to be used in the event of extended system outage. Contingency plans cover each business area and location around the world and are currently being validated.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

For information concerning the suit filed by Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corporation, see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1998 (File No. 1-4346), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" beginning on page 21 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended June 30, 1999 (File No. 1-4346), which description is included as Exhibit 99.02 to this Form 10-Q and incorporated by reference herein. In October 1999, plaintiffs filed a petition for certiorari with the U. S. Supreme Court. The petition seeks review of the U.S. Court of Appeals for the Seventh Circuit's decision reversing the denial of defendants' motion for summary judgment and dismissing the sole remaining ERISA claim against the Company.

For information concerning a purported class action in Florida against numerous broker-dealers including Salomon Smith Barney Inc. ("SSB"), see the description that appears in the sixth paragraph under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ending December 31, 1998 (File No. 1-4346), which description is included as
Exhibit 99.03 to this Form 10-Q and incorporated by reference herein, in the first paragraph under the caption "Legal Proceedings" beginning on page 21 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.04 to this Form 10-Q and incorporated by reference herein, and in the third paragraph under the caption "Legal Proceedings" beginning on page 21 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended June 30, 1999 (File No. 1-4346), which description is included as Exhibit 99.05 to this Form 10-Q and incorporated by reference herein. In October 1999, plaintiff filed a second amended complaint.

In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that, while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies, and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the Court granted in part and denied in part SSB's motion to dismiss the complaint. The court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. The Company intends to contest this lawsuit vigorously.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits:           See Exhibit Index.

        (b)     Reports on Form 8-K:

     On July 19, 1999, SSBH filed a Current Report on Form 8-K, dated July 19, 1999, reporting under Item 5 thereof the results of its operations for the six month period ended June 30, 1999 and 1998, and certain additional financial data.

     No other reports on Form 8-K were filed during the third quarter of 1999; however, on October 13, 1999, SSBH filed a Current Report on Form 8-K, dated October 11, 1999, filing certain exhibits under Item 7 thereof relating to the offer and sale of SSBH's Call Warrants on 1999
     TEN+(SM) Index Expiring on October 11, 2001; and October 18, 1999, SSBH filed a Current Report on Form 8-K, dated October 18, 1999, reporting under
     Item 5 thereof the results of its operations for the three and nine month periods ended September 30, 1999 and 1998.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------
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

99.02+                          First paragraph under the caption "Legal Proceedings" beginning on page 21 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended June
                                30, 1999 (File No. 1-4346).

99.03+                          Sixth paragraph under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1998
                                (File No. 1-4346).

99.04+                          First paragraph under the caption "Legal Proceedings" beginning on page 21 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March
                                31, 1999 (File No. 1-4346).

99.05+                          Third paragraph under the caption "Legal Proceedings" beginning on page 21 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended June
                                30, 1999 (File No. 1-4346).

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of SSBH does not exceed 10% of the total assets of SSBH and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

----------------
+ Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SALOMON SMITH BARNEY HOLDINGS INC.
                                       (Registrant)



Date:  November 12, 1999               By:   /s/ Charles W.  Scharf
                                            -----------------------------------
                                       Charles W. Scharf
                                       Chief Financial Officer



                                       By:   /s/ Michael J. Day
                                            -----------------------------------
                                       Michael J. Day
                                       Controller