Form 10-K405
period 1999-12-31
SALOMON SMITH BARNEY HOLDINGS INC
filed 2000-03-13
CIK 200245

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10-K

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                                ----------------

                          COMMISSION FILE NUMBER 1-4346

                                ----------------

                       SALOMON SMITH BARNEY HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEW YORK                                          11-2418067
 (STATE OR OTHER JURISDICTION OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

                 388 GREENWICH STREET, NEW YORK, NEW YORK 10013
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (212) 816-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ----------------

                            REDUCED DISCLOSURE FORMAT

 THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ____

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

NOW AVAILABLE ON THE WEB @ www.citigroup.com


                           [COVER PAGE 1 OF 2 PAGES.]

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         TITLE OF EACH CLASS                                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                         -------------------                                        -----------------------------------------
         9 -1/2% TRUST PREFERRED STOCK (SM) (TRUPS (SM)) UNITS OF                            NEW YORK STOCK EXCHANGE
       SUBSIDIARY TRUST (AND REGISTRANT'S GUARANTY WITH RESPECT
                               THERETO)
                  6.25% EXCHANGEABLE NOTES DUE 2001                                          NEW YORK STOCK EXCHANGE
                    6 5/8% NOTES DUE JUNE 1, 2000                                            NEW YORK STOCK EXCHANGE
     SMITH BARNEY S&P 500 EQUITY LINKED NOTES DUE AUGUST 13, 2001                          NEW YORK STOCK EXCHANGE AND
                                                                                         CHICAGO BOARD OPTIONS EXCHANGE
     SMITH BARNEY S&P 500 EQUITY LINKED NOTES DUE MARCH 11, 2002                         CHICAGO BOARD OPTIONS EXCHANGE
           NIKKEI 225 INDEX SECURITIES DUE AUGUST 20, 2002                                 NEW YORK STOCK EXCHANGE AND
                                                                                         CHICAGO BOARD OPTIONS EXCHANGE
     SENIOR FLOATING INTEREST NOTES (FINS) DUE 2003 (MEDIUM-TERM                             NEW YORK STOCK EXCHANGE
                           NOTES, SERIES D)
      RESETTABLE EXCHANGEABLE STANDARD & POOR'S 500 INDEX NOTES                              AMERICAN STOCK EXCHANGE
                           (SPINS) DUE 2001
      7.200% TRUST PREFERRED SECURITIES (TRUPS(R)) OF SUBSIDIARY NEW YORK STOCK
        EXCHANGE TRUST (AND REGISTRANT'S GUARANTY WITH RESPECT THERETO)
       EQUITY LINKED NOTES BASED UPON THE DOW JONES INDUSTRIAL                           CHICAGO BOARD OPTIONS EXCHANGE
                   AVERAGE (SM) DUE SEPTEMBER 6, 2005
         TARGETED GROWTH ENHANCED SECURITIES (TARGETS (SM)) OF                           CHICAGO BOARD OPTIONS EXCHANGE
                           SUBSIDIARY TRUST
                CALL WARRANTS ON THE 1998 TEN+(SM) INDEX                                 CHICAGO BOARD OPTIONS EXCHANGE
      PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE S&P                             AMERICAN STOCK EXCHANGE
                        500(R) INDEX DUE 2005
      PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE S&P                         CHICAGO BOARD OPTIONS EXCHANGE
                        500(R) INDEX DUE 2005
     CALLABLE PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON                         CHICAGO BOARD OPTIONS EXCHANGE
                    THE S&P 500(R) INDEX DUE 2006
         TARGETED GROWTH ENHANCED SECURITIES (TARGETS (SM)) OF                           CHICAGO BOARD OPTIONS EXCHANGE
     SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF LUCENT
                          TECHNOLOGIES INC.
      CALLABLE EQUITY LINKED NOTES BASED UPON THE THESTREET.COM                              AMERICAN STOCK EXCHANGE
                    INTERNET SECTOR INDEX DUE 2006
         0.25% CASH EXCHANGEABLE NOTES LINKED TO A BASKET OF                                 AMERICAN STOCK EXCHANGE
                      TELECOMMUNICATIONS STOCKS
         TARGETED GROWTH ENHANCED SECURITIES (TARGETS (SM)) OF                           CHICAGO BOARD OPTIONS EXCHANGE
             SUBSIDIARY TRUST WITH RESPECT TO THE COMMON
                     STOCK OF MCI WORLDCOM, INC.
         TARGETED GROWTH ENHANCED SECURITIES (TARGETS (SM)) OF                           CHICAGO BOARD OPTIONS EXCHANGE
      SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF AMGEN
                                 INC.
                CALL WARRANTS ON THE 1999 TEN+(SM) INDEX                                 CHICAGO BOARD OPTIONS EXCHANGE
         TARGETED GROWTH ENHANCED SECURITIES (TARGETS (SM)) OF                           CHICAGO BOARD OPTIONS EXCHANGE
       SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF SUN
                          MICROSYSTEMS, INC.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                           [COVER PAGE 2 OF 2 PAGES.]

                       SALOMON SMITH BARNEY HOLDINGS INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                         ------------------------------

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                                                    PAGE
         PART I

   1.    Business.................................................................................................1
   2.    Properties..............................................................................................11
   3.    Legal Proceedings.......................................................................................11
   4.    Omitted Pursuant to General Instruction I


         PART II

   5.    Market For Registrant's Common Equity And Related Stockholder Matters...................................14
   6.    Omitted Pursuant to General Instruction I
   7.    Management's Discussion And Analysis Of Financial Condition And Results
            Of Operations........................................................................................14
   7A.   Quantitative And Qualitative Disclosures About Market Risk..............................................34
   8.    Financial Statements And Supplementary Data.............................................................34
   9.    Changes In And Disagreements With Accountants On Accounting And
         Financial Disclosure....................................................................................34


         PART III

10-13    Omitted Pursuant to General Instruction I


         PART IV

   14.   Exhibits, Financial Statement Schedules, And Reports On Form 8-K........................................35
         Exhibit Index...........................................................................................37
         Signatures..............................................................................................36
         Index to Consolidated Financial Statements and Schedules...............................................F-1

                                     PART I

ITEM 1.  BUSINESS.

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

In February 1999, the Company and The Nikko Securities Co., Ltd ("Nikko") formed a joint venture. Nikko Salomon Smith Barney Limited ("Nikko Salomon Smith Barney") provides investment banking, sales and trading and research services for corporate and institutional clients in Japan and other foreign jurisdictions. Nikko Salomon Smith Barney is headquartered in Tokyo and works closely with staff in Salomon Smith Barney entities globally that cover the Japanese institutional securities business. Nikko Salomon Smith Barney is owned 51% by Nikko and 49% by the Company.

In January 2000, the Company agreed to acquire the global investment banking business and related assets of Schroders PLC ("Schroders"), including all corporate finance, financial markets and securities activities. The combined European operations of the Company will be known as Schroders Salomon Smith Barney. Outside of Europe, Schroders' investment banking function will be integrated into Salomon Smith Barney. In the U.S., Schroders' private clients services team will join Salomon Smith Barney. Completion of the transaction is subject to Schroders shareholder approval, various regulatory approvals and other customary closing conditions.

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

The principal offices of the Company are located at 388 Greenwich Street, New York, New York 10013, telephone number (212) 816-6000. SSBH was incorporated in New York in 1977 and is the successor to Salomon Smith Barney Holdings Inc., a Delaware corporation, following a statutory merger effective on July 1, 1999 for the purpose of changing its state of incorporation.(1)

(1) Certain items in this Form 10-K, including certain matters discussed under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in "Outlook" in the MD&A.

                               INVESTMENT SERVICES

Salomon Smith Barney is a global, full-service investment banking and securities brokerage firm. Salomon Smith Barney provides a full range of financial advisory, research and capital raising services to corporations, governments and individuals. The firm's over 11,300 Financial Consultants, located in 476 offices across the United States, service approximately 6.6 million client accounts, representing approximately $965 billion in assets.

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

Salomon Smith Barney executes securities and commodity futures brokerage transactions on all major United States securities and futures exchanges and major international exchanges on behalf of customers and for its own account. The Company's significant capital base and extensive distribution capabilities also enable it to provide liquidity to investors across a broad range of markets and financial instruments, and to execute capital-intensive transactions on behalf of its customers and for its own account. It executes transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in over 1,335 equity securities traded on the NASDAQ system. Additionally, the firm makes markets in convertible and preferred stocks, warrants and other equity securities.

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

In addition to more traditional brokerage services, Salomon Smith Barney Financial Consultants also deliver the programs and services offered by Salomon Smith Barney's Consulting Group ("CG"). CG sponsors a number of different "wrap fee" programs, in which CG and Salomon Smith Barney typically provide a range of services, such as an analysis of the client's financial situation, investment needs and risk tolerance; recommendations and ongoing monitoring of the performance and suitability of the investment manager(s) retained; and securities execution, custody, reporting and recordkeeping. In such programs, the client generally pays a single bundled fee for these services. CG also offers "wrap fee" programs in which separate accounts are managed by selected, specially trained Salomon Smith Barney Financial Consultants. Assets in the Financial Consultant managed programs at December 31, 1999, totaled $27.4 billion, as compared to $16.5 billion and $11.6 billion at year-end 1998 and 1997, respectively.

In addition, CG provides traditional investment management consulting services to institutions, including assisting clients in formulating investment objectives and policies and in selecting investment management firms for the day-to-day management of client portfolios. As of December 31, 1999, the Company provided consulting services with respect to externally managed client assets aggregating approximately $68.9 billion, excluding the TRAK(R) program described below, as compared to approximately $59.1 billion at December 31, 1998 and approximately $49.2 billion at December 31, 1997.

Salomon Smith Barney's TRAK(R) program provides clients with non-discretionary asset allocation advice based on the client's identification of investment objectives and risk tolerances. TRAK(R) clients include both individuals and institutions, including participant-directed 401(k) plans. Clients can choose to allocate assets among the CG Capital Markets funds, a series of 17 mutual funds each corresponding to a particular asset class and investment style, or from among the selected fund offerings of 42 no-load or load-waived mutual fund families (including Smith Barney proprietary funds) corresponding to the same asset class and investment style criteria. At December 31, 1999, TRAK(R) assets exceeded $14.1 billion, as compared to approximately $12.8 billion at December 31, 1998 and approximately $10.5 billion at December 31, 1997. Salomon Smith Barney also offers a separate offshore TRAK(R) program to non-resident alien clients, which includes client investment in a series of asset class/investment style funds domiciled outside the United States.

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

OPERATIONS BY GEOGRAPHIC AREA

For a summary of the Company's operations by geographic area, see Note 7 of Notes to Consolidated Financial Statements.

DERIVATIVES AND RISK MANAGEMENT

Derivative instruments are contractual commitments or payment exchange agreements between counterparties that "derive" their value from some underlying asset, index, interest rate or exchange rate. The Company enters into various bilateral financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward purchase and sale agreements, forward currency contracts, option contracts and warrants. Derivatives activities, like Salomon Smith Barney's other ongoing business activities, give rise to market, credit and operational risks, although the Company also uses derivative instruments to manage these risks in its other businesses. For a more complete discussion of Salomon Smith Barney's use of derivative financial instruments and certain of the related risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 6, 9, 17 and 18 of Notes to Consolidated Financial Statements.

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

The Company receives ongoing fees, generally stated as a percentage of the client's assets, from asset management clients. At December 31, 1999, client assets managed by Salomon Smith Barney Asset Management were approximately $213.2 billion, as compared to approximately $186.0 billion at December 31, 1998 and approximately $152.5 billion at December 31, 1997. These amounts include separately managed accounts with assets of approximately $79.5 billion at December 31, 1999, $68.4 billion at December 31, 1998 and $54.2 billion at December 31, 1997.

The following table shows the aggregate assets in, and number of, mutual funds managed by the Company at December 31 for each of the last three years.


                                                  MUTUAL FUND ASSETS UNDER MANAGEMENT
                                                             DECEMBER 31,
                         ---------------------------------------------------------------------------------
                                   1999                         1998                         1997
                         ----------------------     -------------------------       ----------------------
                                                         (Dollars in billions)
                           NO. OF                      NO. OF                              NO. OF
                           FUNDS        ASSETS         FUNDS          ASSETS         FUNDS         ASSETS
Money market                  16          $65.4            14          $58.6           15          $46.6
Mutual funds                 138           62.9           128           55.4          114           48.6
Annuities                     40            5.4            32            3.7           26            3.2
                              --            ---            --            ---           --            ---
         Total               194         $133.7           174         $117.7          155          $98.4
                             ===         ======           ===         ======          ===          =====

              Smith Barney Asset Management

At December 31, 1999, Smith Barney Asset Management sponsored 76 mutual funds (open-end investment companies), including taxable and tax-exempt money market funds, equity funds, taxable fixed income funds and tax-exempt fixed income funds sold primarily through Salomon Smith Barney Financial Consultants and the Primerica Financial Services sales force, affiliates of the Company. Smith Barney Asset Management also serves as the primary investment manager to 12 closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. In addition, at December 31, 1999, Smith Barney Asset Management managed 34 mutual fund portfolios serving as funding vehicles for variable annuity contracts, including certain variable annuities and other individual products of the Travelers Life and Annuity unit of Citigroup, which are sold by Salomon Smith Barney Financial Consultants. Smith Barney Asset Management also sponsors and manages 19 mutual funds domiciled outside the United States, which are offered to Salomon Smith Barney's non-resident alien client base as well as to the general public.

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

Smith Barney Asset Management also sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by Smith Barney Asset Management; other trusts are jointly sponsored through a syndicate of major broker-dealers of which Smith Barney is a member. At December 31, 1999, outstanding unit trust assets held by Smith Barney's clients were approximately $13.8 billion, as compared to approximately $13.2 billion at December 31, 1998 and approximately $11.8 billion at December 31, 1997.

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

At December 31, 1999, Salomon Brothers Asset Management sponsored 18 mutual funds, including taxable and tax-exempt money market funds, equity funds, taxable fixed income funds and tax-exempt fixed income funds sold primarily through dealer agreements with a variety of national and regional brokerage firms, including Salomon Smith Barney Inc. Salomon Brothers Asset Management serves as investment manager to these mutual funds, as well as to 6 mutual fund portfolios serving as funding vehicles for variable annuity contracts as well as to 11 closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. Salomon Brothers Asset Management also manages 18 mutual funds domiciled outside the United States, which are offered to Salomon Smith Barney's non-resident alien client base as well as to the general public.

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

Salomon Smith Barney's operations abroad are conducted through various subsidiaries and affiliates, principally Salomon Brothers International Limited ("SBIL") in London, Nikko Salomon Smith Barney (a joint venture) in Tokyo and Salomon Brothers AG ("SBAG") in Frankfurt. Its activities in the United Kingdom, which include investment banking, trading, brokerage and asset management services, are subject to the Financial Services Act 1986, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Securities and Futures Authority and the Investment Management Regulatory Organisation. Nikko Salomon Smith Barney is a registered foreign securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to non-Japanese securities firms and are regulated principally by the Japanese Ministry of Finance and Financial Supervisory Agency. SBAG is a German bank, principally engaged in securities trading and investment banking and is regulated by Germany's Banking Supervisory Authority. These and other subsidiaries of SSBH are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Salomon Smith Barney's other offices are also subject to the jurisdiction of local financial services regulatory authorities.

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

At December 31, 1999, SSB had net capital, computed in accordance with the Net Capital Rule, of $3.204 billion, which exceeded the minimum net capital requirement by $2.732 billion. For further discussion of capital requirements related to the Company's principal regulated subsidiaries, see Note 12 of Notes to Consolidated Financial Statements.

GENERAL BUSINESS FACTORS

In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

At December 31, 1999, the Company had approximately 38,798 full-time and 1,488 part-time employees.

SOURCE OF FUNDS

For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company and its subsidiaries, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Notes 8 and 9 of Notes to Consolidated Financial Statements.

TAXATION

For a discussion of tax matters affecting the Company and its operations, see
Note 14 of Notes to Consolidated Financial Statements.


ITEM 2.  PROPERTIES.

The Company's principal executive offices are located at 388 Greenwich Street, New York, New York. The Company leases two buildings located at 388 and 390 Greenwich Street, New York, totaling approximately 2,300,000 square feet. Theses leases, which expire in 2003, include a purchase option with respect to the related properties. The Company also leases approximately 1,018,000 square feet of office space at Seven World Trade Center in New York City, through 2010.

Most of the Company's other offices are located in other leased premises, the leases for which expire at various times. The Company believes that these facilities are adequate for the purposes for which they are used and are well maintained. For further information concerning leases, see Note 10 of Notes to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which SSBH or its subsidiaries is a party or to which any of their property is subject.

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a declaratory judgment that Smith Barney Inc. and another underwriter are responsible for any damages that the City may incur if the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The Company filed a motion to dismiss the complaints in September 1998, the complaints were subsequently amended, and the Company then filed a motion to dismiss the amended complaints. In May

1999, the Court denied the Company's motion to dismiss, but stayed the litigation because the matter was not ripe.

In November 1998, a purported class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleges that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Plaintiff amended its complaint to name an additional defendant and, in March 1999, the Company filed a motion to dismiss the amended complaint. In October 1999, plaintiff filed a second amended complaint. The Company moved to dismiss the second amended complaint in November 1999.

In connection with the Board of Liquidations, The City of New Orleans and Brock matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000.

SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBH and its subsidiaries.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In 1999, the Company recorded net income of $2,812 million compared to $818 million and $1,145 million for the years ended December 31, 1998 and 1997, respectively. Revenues, net of interest expense, were $13.8 billion in 1999 compared to $9.2 billion and $10.9 billion in 1998 and 1997, respectively.

Net income for 1999 includes the cumulative effect of change in accounting principle of $15 million (net of tax benefit of $12 million) which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities. This charge has not been allocated to either of the Company's operating segments.

                       SALOMON SMITH BARNEY HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Following is a discussion of the results of operations of the Company's two operating segments, Investment Services and Asset Management.

RESULTS OF OPERATIONS
INVESTMENT SERVICES

     -------------------------------------------------------------------------------------------------------
     Dollars in millions
     For the year ended December 31,                            1999             1998              1997
     -------------------------------------------------------------------------------------------------------
     Revenues:
        Commissions                                           $3,630           $3,202            $2,956
        Investment banking                                     2,969            2,281             2,082
        Principal transactions                                 2,544             (116)            2,500
        Asset management and administration fees               1,620            1,308               997
        Other                                                    274              172               119
     -------------------------------------------------------------------------------------------------------
     Total noninterest revenues                               11,037            6,847             8,654
     -------------------------------------------------------------------------------------------------------
        Net interest and dividends                             1,610            1,456             1,533
     -------------------------------------------------------------------------------------------------------
     Revenues, net of interest expense                        12,647            8,303            10,187
     -------------------------------------------------------------------------------------------------------
     Noninterest expenses:
        Compensation and benefits                              6,637            5,672             5,891
        Other operating and administrative expenses            2,313            2,006             1,983
        Restructuring (credit) charge, net                      (243)            (274)              838
     -------------------------------------------------------------------------------------------------------
     Total noninterest expense                                 8,707            7,404             8,712
     -------------------------------------------------------------------------------------------------------
     Income before income taxes and cumulative
        effect of change in accounting principle               3,940              899             1,475
     -------------------------------------------------------------------------------------------------------
     Provision for income taxes                                1,449              333               538
     -------------------------------------------------------------------------------------------------------
     Income before cumulative effect of change
        in accounting principle                               $2,491             $566              $937
     -------------------------------------------------------------------------------------------------------

The Company's investment services segment recorded income in 1999 of $2.49 billion compared to $566 million and $937 million for the years ended December 31, 1998 and 1997, respectively.

Revenues, net of interest expense, in 1999 increased 52% to $12.6 billion reflecting increases in all categories of revenue. Revenues, net of interest expense, in 1998 declined 18% to $8.3 billion, primarily due to a decline in principal transaction revenue from fixed income and global arbitrage activities offset to an extent by increases in commissions, asset management and administration fees and investment banking revenues.

                       SALOMON SMITH BARNEY HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Commission revenues increased 13% in 1999 to $3.6 billion, from $3.2 billion in 1998 and $3.0 billion in 1997. These increases reflect growth in sales of listed and over-the-counter ("OTC") securities.

Investment banking revenues were $2.97 billion in 1999 compared to $2.28 billion in 1998 and $2.08 billion in 1997. The increase in 1999 reflects growth in equity and high grade debt underwriting and merger and acquisition fees. The increase in 1998 reflects revenue growth in unit trust, public finance, and high grade debt underwritings, and mergers and acquisition fees. This was offset somewhat by a decline in equity underwritings. Investment banking revenues in 1998 were favorably impacted by an increase in private placement fees, offset by a decline in high yield underwritings.

Principal transactions increased to $2.54 billion in 1999 as the result of increases in institutional global fixed income and global equities. Principal transaction revenues declined to a loss of ($116) million in 1998. Decreases in fixed income trading results include losses due to risk reductions in the U.S. fixed income arbitrage business, and losses in other global arbitrage. The 1998 decreases were offset to an extent by an increase in equity trading results. In 1998, fixed income trading results were adversely impacted by significant dislocations in the global fixed income markets, including greatly reduced liquidity and widening credit spreads.

The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are externally managed through the Consulting Group. Asset management and administration fees were $1.62 billion in 1999 compared to $1.31 billion in 1998 and $997 million in 1997. Assets under fee-based management in these two categories increased significantly over the three-year period, causing the corresponding increase in revenue.

Net interest and dividends increased to $1.61 billion in 1999 compared to $1.46 billion in 1998 and $1.53 billion in 1997. The increase in 1999 compared to 1998 was the result of increased margin lending to customers.

Total noninterest expenses, excluding the restructuring (credit) charge, net, were $8.9 billion in 1999 compared to $7.7 billion in 1998 and $7.9 billion in 1997. The increase in 1999 primarily reflects an increase in production-related compensation and benefits expense, reflecting increased revenues. In 1998 total noninterest expenses, excluding the restructuring (credit) charge, net, were relatively unchanged. The Company continues to maintain its focus on controlling fixed expenses. For further discussion of the restructuring (credit) charge, net, see Note 3 to the consolidated financial statements.

                       SALOMON SMITH BARNEY HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ASSET MANAGEMENT

     -------------------------------------------------------------------------------------------------------
     Dollars in millions
     For the year ended December 31,                            1999             1998              1997
     -------------------------------------------------------------------------------------------------------
     Revenues:
        Asset management and administration fees              $1,030             $857              $718
        Net interest and dividends and other revenue              80               47                42
     -------------------------------------------------------------------------------------------------------
     Revenues, net of interest expense                         1,110              904               760
     -------------------------------------------------------------------------------------------------------
     Noninterest expenses:
        Compensation and benefits                                210              176               146
        Other operating and administrative expenses              344              311               269
     -------------------------------------------------------------------------------------------------------
     Total noninterest expense                                   554              487               415
     -------------------------------------------------------------------------------------------------------
     Income before income taxes and cumulative
        effect of change in accounting principle                 556              417               345
     -------------------------------------------------------------------------------------------------------
     Provision for income taxes                                  220              165               137
     -------------------------------------------------------------------------------------------------------
     Income before cumulative effect of change
        in accounting principle                                 $336             $252              $208
     -------------------------------------------------------------------------------------------------------

The asset management segment revenues, net of interest expense, rose 23% to $1.1 billion in 1999 compared to $904 million in 1998 and $760 million in 1997. The primary revenue component for the asset management segment is asset management and administration fees, which were $1.0 billion in 1999, compared to $857 million in 1998 and $718 million in 1997. The 20% and 19% overall increase in 1999 and 1998 fees, respectively, reflects broad growth in all asset management products. Assets under management for the segment increased 15% and 22% in 1999 and 1998, respectively (see table on following page for detail of the segment's assets under fee-based management). Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $554 million in 1999 compared to $487 million in 1998 and $415 million in 1997. The 14% increase in 1999 and 17% increase in 1998 reflect continuing investments in the business infrastructure of the asset management segment to support sustained business growth. Other operating and administrative expense includes amortization of deferred commissions, which relate to the sale of load mutual funds.

                       SALOMON SMITH BARNEY HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Total assets under fee-based management were as follows:

     -------------------------------------------------------------------------------------------------------
     Dollars in billions
     At December 31,                                              1999             1998              1997
     -------------------------------------------------------------------------------------------------------
     Money market funds                                          $65.4            $58.6             $46.6
     Mutual funds                                                 68.3             59.1              51.8
     Managed accounts                                             79.5             68.3              54.1
     -------------------------------------------------------------------------------------------------------
     Salomon Smith Barney Asset Management                       213.2            186.0             152.5
     Financial Consultant managed accounts*                       27.4             16.5              11.6
     -------------------------------------------------------------------------------------------------------
     Total internally managed accounts                           240.6            202.5             164.1
     Consulting Group externally managed assets*                  83.0             71.9              59.7
     -------------------------------------------------------------------------------------------------------
     Total assets under fee-based management                    $323.6           $274.4            $223.8
     -------------------------------------------------------------------------------------------------------

         *Related results included in Investment Services segment.

OUTLOOK

The Company's business is significantly affected by the levels of activity in the securities markets, which in turn are influenced by the level and trend of interest rates, the general state of the global economy and the national and worldwide political environments, among other factors.

                       SALOMON SMITH BARNEY HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $224 billion at December 31, 1999, an increase from $212 billion at year-end 1998. Due to the nature of the Company's trading activities it is not uncommon for the Company's asset levels to fluctuate from period to period. Financial instruments and commodities owned and contractual commitments declined during 1999 as a result of decreased inventory positions in non-U.S. government and agency securities. This decline can, in large part, be attributed to the risk reduction in the Company's global arbitrage businesses.

The Company's consolidated statement of financial condition is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The Company monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $135.2 billion at December 31, 1999. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $14.3 billion at December 31, 1999.

                       SALOMON SMITH BARNEY HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The Company has committed uncollateralized revolving lines of credit totaling $5.0 billion, which it may borrow from at various interest rate options (LIBOR, CD or base rate), and compensates the banks for the facilities through facility fees. At December 31, 1999 there were no outstanding borrowings under these facilities. Under these facilities the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 1999, this requirement was exceeded by approximately $3.5 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

Unsecured term debt is a significant component of the Company's long-term capital. Term debt totaled $18.8 billion at December 31, 1999, compared with $20.2 billion at December 31, 1998. The Company utilizes interest rate swaps to convert the majority of its fixed rate term debt used to fund inventory-related working capital requirements into variable rate obligations. Term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts. The average remaining maturity of the Company's term debt was 3.25 years at December 31, 1999 and 4.0 years at December 31, 1998. See Note 9 to the consolidated financial statements for additional information regarding term debt and an analysis of the impact of interest rate swaps on term debt.

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

The Company's borrowing relationships are with a broad range of banks, financial institutions and other firms from which it draws funds. The volume of the Company's borrowings generally fluctuates in response to changes in the level of the Company's financial instruments, commodities and contractual commitments, customer balances, the amount of securities purchased under agreements to resell and securities borrowed transactions. As the Company's activities increase, borrowings generally increase to fund the additional activities. Availability of financing to the Company can vary depending upon market conditions, credit ratings, and the overall availability of credit to the securities industry. The Company seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a

                       SALOMON SMITH BARNEY HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

OTHER

HIGH YIELD PORTFOLIO

The Company's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies, unrated securities with market yields comparable to entities rated below "triple B-," as well as sovereign debt issued by certain countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high yield securities exclude the collateralized portion of the Company's holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. The Company's trading portfolio of high yield securities owned is carried at market or fair value and totaled $3.2 billion and $4.8 billion at December 31, 1999 and 1998, respectively; the largest high yield exposure to one counterparty was $290 million and $716 million at December 31, 1999 and 1998, respectively.

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Whenever possible, the Company uses industry master netting agreements to reduce aggregate credit exposure. Swap and foreign exchange agreements are documented utilizing counterparty master netting agreements supplemented by trade confirmations. Over the past several years, the Company has enhanced the funding and risk management of its derivatives activities through the increased use of bilateral security agreements. The Company, in particular, has been an industry leader in promoting the use of this risk reduction technique. Based on notional amounts, at December 31, 1999 and 1998, respectively, approximately 92% and 90% of the Company's swap portfolio was subject to the bilateral exchange of collateral. This initiative, combined with the success of Salomon Swapco Inc, the Company's triple-A rated derivatives subsidiary, has greatly strengthened the liquidity profile of the Company's derivative trading activities. See "Risk Management" for discussions of the Company's management of market, credit, and operational risks.

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

TRADING ACTIVITIES

A fundamental activity of the Company is to provide market liquidity to its customers across a broad range of financial instruments, including derivatives. The Company also seeks to generate returns by executing proprietary trading strategies. By their very nature, proprietary trading activities represent the assumption of risk. However, trading positions are constructed in a manner that seeks to define and limit risk taking only to those risks that the Company intends to assume. The most significant derivatives-related activity conducted by the Company is in fixed-income derivatives, which include interest rate swaps, financial futures, swap options, and caps and floors. Other derivative transactions, such as currency swaps, forwards and options as well

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

as derivatives linked to equities, are also regularly executed by the Company. The Company generally earns a spread from market-making transactions involving derivatives, as it generally does from its market-making activities for non-derivative transactions. The Company also utilizes derivatives to manage the market risk inherent in the securities inventories and derivative portfolios it maintains for market-making purposes as well as its "book" of swap agreements and related transactions with customers. The Company conducts its commodities dealer activities in spot and forward physical markets, organized futures exchanges as well as in OTC financially-settled markets where the Company executes transactions involving commodities options, forwards and swaps, much in the same manner as it does in the financial markets.

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

For additional derivatives-related disclosures contained in the consolidated financial statements see the following:

      -        Note   1 - Summary of Significant Accounting Policies
      -        Note   6 - Principal Transaction Revenues
      -        Note   9 - Term Debt
      -        Note  17 - Financial Instruments, Commodities and Contractual
                          Commitments and Related Risks
      -        Note  18 - Fair Value Information

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                 RISK MANAGEMENT

Effective management of the risks inherent in the Company's businesses is critical. The following section discusses certain of the risks inherent in the Company's businesses, procedures in place to manage such risks, and initiatives underway to continue to enhance the Company's management of risk.

MARKET RISK

Market risk represents the potential loss the Company may incur as a result of absolute and relative price movements in financial instruments, commodities and contractual commitments due to price volatility, changes in yield curves, currency fluctuations and changes in market liquidity. The Company manages aggregate market risk across both on- and off-balance sheet products and, therefore, separate discussion of market risk for individual products, including derivatives, is not meaningful. The distinguishing risks relative to derivatives are credit risk and funding (liquidity) risk. Each type of risk can be increased or decreased by market movements. See "Risk Management - Credit Risk - Credit Exposure from Derivative Activities."

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

VALUATION AND CONTROL OF TRADING POSITIONS

With regard to the Company's trading positions (financial instruments, commodities and contractual commitments), the Chairman and Chief Executive Officer determines the appropriate risk profile of the Company with assistance from the Risk Management Committee. This

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

committee, which is comprised of the Chief Executive Officer, senior business managers, the Chief Financial Officer, the Citigroup Chief Risk Officer, the Global Market Risk Manager and Credit Risk Manager, reviews appropriate levels of risk, reviews risk capital allocations, balance sheet and regulatory capital usage by business units and overall risk policies and controls. Lastly, an independent Global Market Risk Management Group provides technical and quantitative analysis of the market risk associated with trading positions to the Chairman and Chief Executive Officer and members of the Risk Management Committee on a frequent basis.

Trading positions are necessary for an active market maker, but can be a major source of liquidity risk. Monitoring the Company's trading inventory levels and composition and oversight for pricing is the responsibility of the Global Market Risk Management Group and various support units, which monitor trading positions on a position by position level, and employ specific risk models to track inventory exposure in credit markets, emerging markets and the mortgage market. The Company also provides for liquidity risk by imposing markdowns as the age of the inventory increases. Inventory event risk, both for issuer credit and emerging markets, is analyzed with the involvement of senior traders, economists and credit department personnel. Market scenarios for the major emerging markets are maintained and updated to reflect the event risk for the emerging market positions. In addition, the Company, as a dealer of securities in the global capital markets, has risk to issuers of fixed income securities for the timely payment of principal and interest. Principal risk is reviewed by the Global Market Risk Management Group, which identifies and reports major risks undertaken by the trading businesses. The Credit Department (the "Department") combines principal risk positions with credit risks resulting from market and delivery risk to review aggregate exposures by counterparty, industry and country.

RISK LIMITS

The Company's trading businesses have implemented business unit limits on exposure to risk factors. These limits, which are intended to enforce the discipline of communicating and gaining approval for higher risk positions, are reviewed by the Global Market Risk Management Group. Business units may not exceed risk limits without prior approval.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

VALUE AT RISK Value at risk ("VAR") is a statistical tool for measuring the potential variability of trading revenue. The VAR reported is an estimate of the potential range of loss in the market value of the trading portfolio, over a one-day period, at the 99% confidence level, assuming a static portfolio. This level implies that on 99 trading days out of 100, the mark-to-market of the portfolio will likely either (1) increase in value, or (2) decrease in value by less than the VAR estimate; and that on 1 trading day out of 100, the mark-to-market of the portfolio will likely decrease in value by an amount that will exceed the VAR estimate.

Value at risk is calculated by simulating changes in the key underlying market risk factors (e.g., interest rates, interest rate spreads, equity prices, foreign exchange rates, commodity prices, option volatilities) to calculate the potential distribution of changes in the market value of the Company's portfolios of market risk sensitive financial instruments.

Measuring market risk using statistical risk management models has recently become the main focus of risk management efforts by many companies whose earnings are exposed to changes in the fair value of financial instruments. Management believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. While VAR models are relatively sophisticated, they have several known limitations. Most significantly, standard VAR models do not incorporate the potential loss caused by very unusual market events. Stress testing is necessary as a complement to VAR to measure this potential risk.

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following table summarizes the Company's VAR at the 99% confidence level as of December 31, 1999 and 1998 along with the 1999 average, and the high and low (based on quarter-end VARs). The VAR relating to non-trading financial instruments has been excluded from this analysis.

RISK EXPOSURES                    December 31,                                                                December 31,
($ IN MILLIONS)                      1999            1999 Average         1999 High          1999 Low             1998
---------------                      ----            ------------         ---------          --------             ----
Interest rate                        $ 20                $ 37                $71                $17               $ 75
Equities                                6                   5                 16                  1                 15
Commodities                             8                  10                 16                  5                 11
Currency                                -                   5                 13                  -                  3
 Diversification Benefit              (11)                (18)               N/A                N/A                (33)
                                     -----               -----               ---                ---               ----
Total                                $ 23                $ 39                $72                $17               $ 71
                                     =====               =====               ===                ===               ====

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at December 31, 1999, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. Over 200 risk factors are used in the VAR simulations. VAR reflects the risk profile of the Company at December 31, 1999, and is not a predictor of future results.

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

EQUITY PRICE RISK

The Company is exposed to equity price risk as a consequence of making markets in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

of equity prices, which affect the value of equity securities, or instruments that derive their value from a particular stock, a basket of stocks or a stock index. The Company attempts to reduce the risk of loss inherent in its inventory in equity securities by entering into hedging transactions, including equity options and futures, designed to mitigate the Company's market risk profile.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

CREDIT EXPOSURE FROM DERIVATIVE ACTIVITIES

The Company's credit exposure for swap agreements, swap options, caps and floors and foreign exchange contracts and options at December 31, 1999, as represented by amounts reported on the Company's consolidated statement of financial condition, are primarily with investment grade counterparties. These amounts do not present potential credit exposure that may result from factors that influence market risk or from the passage of time. Severe changes in market factors may cause credit exposure to increase suddenly and dramatically. Swap agreements, swap options, caps and floors include transactions with both short- and long-term periods of commitment. See Note 17 to the consolidated financial statements for further discussion of credit exposure from derivative activities.

With respect to sovereign risk related to derivatives, credit exposure at December 31, 1999 was primarily to counterparties in the U.S. ($1.6 billion), Germany ($.7 billion), France ($.4 billion), United Kingdom ($.3 billion), Sweden ($.3 billion), Japan ($.2 billion), and Switzerland ($.2 billion).

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

YEAR 2000

The Company's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. The Company is not aware of any significant year 2000 problems encountered internally or with the third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure, and the utility infrastructure on which all corporations rely.

Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge.

The pretax costs associated with required system modifications and conversions totaled approximately $130 million. These costs were funded through operating cash flow and expensed in the period in which they were incurred.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K.

              (a)     Documents filed as a part of the report:

                      (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

                      (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

                      (3) Exhibits:

                             See Exhibit Index.




              (b)     Reports on Form 8-K:

                      On October 13, 1999, the Company filed a Current Report on Form 8-K, dated October 11, 1999, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Call Warrants on 1999 TEN+(SM) Index Expiring on October 11, 2001.

                      On October 18, 1999, the Company filed a Current Report on Form 8-K, dated October 18, 1999, reporting under Item 5 thereof the results of its operations for the three and nine month periods ended September 30, 1999 and 1998.

                      No other reports on Form 8-K were filed during the fourth quarter of 1999; however, on January 18, 2000, the Company filed a Current Report on Form 8-K, dated January 18, 2000, reporting under Item 5 thereof the agreement by the Company to acquire the global investment banking business of Schroders PLC and the results of its operations for the three and twelve month periods ended December 31, 1999 and 1998.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT
------           ----------------------
3.01             Restated Certificate of Incorporation of Salomon Smith Barney
                 Holdings Inc. (the "Company"), effective July 1, 1999,
                 incorporated by reference to Exhibit 3.2 to Post-Effective
                 Amendment No. 1 to the Company's Registration Statement on Form
                 S-3 (No. 333-38931).

3.02             By-Laws of the Company, incorporated by reference to Exhibit
                 3.3 to Post-Effective Amendment No. 1 to the Company's
                 Registration Statement on Form S-3 (No. 333-38931).

10.01            Amended and Restated Lease dated as of March 27, 1998 between
                 State Street Bank and Trust Company of Connecticut, National
                 Association, as Trustee (Lessor), and Smith Barney Inc.,
                 Salomon Brothers Inc, Travelers Group Inc., Mutual Management
                 Corp., Smith Barney Capital Services Inc., Smith Barney
                 Commercial Corp., Smith Barney Futures Management Inc. and
                 Smith Barney Global Capital Management, Inc., as tenants in common (Lessee) , incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998 (File No. 1-4346).

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

27.01+           Financial Data Schedule.

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

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2000.

                                  SALOMON SMITH BARNEY HOLDINGS INC.
                                  (Registrant)

                                  By: /s/ Michael A. Carpenter
                                     ..........................................
                                     Michael A. Carpenter, Chairman and
                                          Chief Executive Officer


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March, 2000.

                     SIGNATURE                                TITLE
                     ---------                                -----
 /s/   Michael A. Carpenter
 .................................................             Chairman, Chief Executive Officer  (Principal Executive
       Michael A. Carpenter                                   Officer) and Director

 /s/   Charles W. Scharf
 .................................................             Chief Financial Officer (Principal
       Charles W. Scharf                                      Financial Officer)

 /s/   Michael J. Day
 .................................................             Controller (Principal Accounting Officer)
       Michael J. Day

 /s/   Deryck C. Maughan
 .................................................             Director
       Deryck C. Maughan

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                                   PAGE
                                                                                   ----
REPORT OF INDEPENDENT ACCOUNTANTS                                                  F-2

CONSOLIDATED FINANCIAL STATEMENTS



      Consolidated Statements of Income for the years ended
       December 31, 1999, 1998 and 1997                                            F-3


      Consolidated Statements of Financial Condition as of
       December 31, 1999 and 1998                                                  F-4


      Consolidated Statements of Changes in Stockholder's Equity
       for the years ended December 31, 1999, 1998 and 1997                        F-6


      Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997                                            F-7


      Notes to Consolidated Financial Statements                                   F-8



QUARTERLY FINANCIAL DATA (UNAUDITED)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Salomon Smith Barney Holdings Inc. and Subsidiaries:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Salomon Smith Barney Holdings Inc. and its Subsidiaries (the "Company") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the year ended December 31, 1997 give retroactive effect to the merger of Salomon Inc and Smith Barney Holdings Inc. on November 28, 1997, which has been accounted for in a manner similar to a pooling of interests as described in Note 3 to the consolidated financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


New York, New York
January 18, 2000

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                                                       1999           1998          1997
--------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                              $ 3,642        $ 3,214       $ 2,967
   Investment banking                                                         3,012          2,320         2,118
   Principal transactions                                                     2,562           (113)        2,504
   Asset management and administration fees                                   2,650          2,165         1,715
   Other                                                                        297            185           130
--------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                                   12,163          7,771         9,434
--------------------------------------------------------------------------------------------------------------------
   Interest and dividends                                                    11,275         12,902        12,043
   Interest expense                                                           9,681         11,466        10,530
--------------------------------------------------------------------------------------------------------------------
Net interest and dividends                                                    1,594          1,436         1,513
--------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                            13,757          9,207        10,947
--------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                                  6,847          5,848         6,037
   Communications                                                               504            477           495
   Occupancy and equipment                                                      447            429           432
   Floor brokerage and other production                                         465            446           389
   Advertising and market development                                           339            312           276
   Professional services                                                        259            245           210
   Other operating and administrative expenses                                  643            408           450
   Restructuring (credit) charge, net                                          (243)          (274)          838
--------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                    9,261          7,891         9,127
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting principle                                   4,496          1,316         1,820
Provision for income taxes                                                    1,669            498           675
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
   in accounting principle                                                    2,827            818         1,145
Cumulative effect of change in accounting principle
   (net of tax benefit of $12)                                                  (15)             -             -
--------------------------------------------------------------------------------------------------------------------
Net income                                                                  $ 2,812         $  818       $ 1,145
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions
December 31,                                                                                 1999                          1998
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                                                $  1,624                      $  2,261
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                2,421                         2,358

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                           $74,138                       $38,691
   Deposits paid for securities borrowed                                      35,979                        49,392
                                                                             -------                       -------
                                                                                          110,117                        88,083

Financial instruments and commodities owned and contractual commitments:
     U.S. government and government agency securities                         25,734                        24,643
     Contractual commitments                                                  12,464                        14,319
     Corporate debt securities                                                 9,755                        11,347
     Money market instruments                                                  7,383                         5,153
     Equity securities                                                         7,291                         4,860
     Non-U.S. government and government agency securities                      6,638                        18,632
     Mortgage loans and collateralized mortgage securities                     5,622                         6,066
     Commodities                                                                  49                           245
     Other financial instruments                                               2,602                         3,372
                                                                             -------                       -------
                                                                                           77,538                        88,637
Receivables:
   Customers                                                                  19,377                        14,130
   Brokers, dealers and clearing organizations                                 1,767                         4,234
   Receivable for securities provided as collateral                            1,550                         3,101
   Other                                                                       2,754                         2,709
                                                                             -------                       -------
                                                                                           25,448                        24,174

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $787 and
  $1,032, respectively                                                                        953                         1,114

Other assets                                                                                5,733                         5,274
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $223,834                      $211,901
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------------------
Dollars in millions
December 31,                                                                             1999                             1998
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                     $ 17,827                         $ 15,495


Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                       $75,801                          $61,024
   Deposits received for securities loaned                               10,279                            7,712
                                                                        -------                          -------
                                                                                       86,080                           68,736
Financial instruments and commodities sold, not yet purchased, and contractual commitments:
   U.S. government and government agency securities                      24,664                           32,538
   Contractual commitments                                               16,432                           15,698
   Non-U.S. government and government agency securities                  15,402                           10,719
   Equity securities                                                      4,298                            4,224
   Corporate debt securities and other                                    2,156                            3,103
                                                                        -------                          -------
                                                                                       62,952                           66,282
Payables and accrued liabilities:
   Customers                                                             13,779                           13,119
   Obligation to return securities received as collateral                 3,203                            5,348
   Brokers, dealers and clearing organizations                            1,122                            3,406
   Other                                                                  9,979                            9,851
                                                                        -------                          -------
                                                                                       28,083                           31,724
Term debt                                                                              18,821                           20,151

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior subordinated
   debt securities of the Company                                                         745                              745

Stockholder's equity:
    Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                        -                                -
    Additional paid-in capital                                            1,626                            1,589
    Retained earnings                                                     7,686                            7,159
    Accumulated changes in equity from nonowner sources                      14                               20
                                                                        -------                          -------
Total stockholder's equity                                                              9,326                            8,768
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                           $223,834                         $211,901
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                            Additional                Changes In Equity                  Total
                                     Preferred   Common       Paid-In     Retained     From Nonowner     Treasury   Stockholder's
Dollars in millions                    Stock     Stock        Capital     Earnings         Sources         Stock        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996           $ 450      $  -        $ 2,399    $ 6,433           $ 10          $(1,677)      $ 7,615
Net income                                                                 1,145                                         1,145
Common dividends                                                            (581)                                         (581)
Preferred dividends*                                                         (54)                                          (54)
Merger-related capital
 transactions                           (450)                  (1,035)                                     1,764           279
Other capital transactions                                        210                                        (87)          123
Net change in cumulative
 translation adjustments                                                                     (9)                            (9)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               -         -          1,574      6,943              1                -         8,518
Net income                                                                   818                                           818
Common dividends                                                            (602)                                         (602)
Other capital transactions                                         15                                                       15
Net change in cumulative
 translation adjustments                                                                     19                             19
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               -         -          1,589      7,159             20                -         8,768
Net income                                                                 2,812                                         2,812
Common dividends                                                          (2,285)                                       (2,285)
Other capital transactions                                         37                                                       37
Net change in cumulative
 translation adjustments                                                                     (6)                            (6)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999           $   -      $  -        $ 1,626    $ 7,686           $ 14          $    -        $ 9,326
-----------------------------------------------------------------------------------------------------------------------------------

* Net of after-tax impact of related interest rate swaps that effectively convert fixed rate dividend obligations to variable rate obligations.

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------
  Dollars in millions
  Year Ended December 31,                                                                  1999           1998            1997
---------------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
   Net income                                                                          $  2,812       $    818        $  1,145
   Deferred income tax provision/(benefit)                                                    7           (254)           (675)
   Depreciation and amortization                                                            372            331             290
---------------------------------------------------------------------------------------------------------------------------------
   Net income adjusted for noncash items                                                  3,191            895             760
---------------------------------------------------------------------------------------------------------------------------------
  (Increase) decrease in operating assets -
   Cash segregated and on deposit for Federal and other regulations or
     deposited with clearing organizations                                                  (63)          (324)           (588)
   Collateralized short-term financing agreements                                       (22,034)        21,576         (11,749)
   Financial instruments and commodities owned and contractual commitments               11,099         51,095         (13,159)
   Receivables                                                                           (1,274)        (6,085)         (4,818)
   Other assets                                                                            (767)          (442)            223
---------------------------------------------------------------------------------------------------------------------------------
   (Increase) decrease in operating assets                                              (13,039)        65,820         (30,091)
---------------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in operating liabilities -
   Collateralized short-term financing agreements                                        17,344        (50,835)         16,777
   Financial instruments and commodities sold, not yet purchased, and contractual
     commitments                                                                         (3,330)       (29,884)          4,025
   Payables and accrued liabilities                                                      (3,564)        10,473           4,330
---------------------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in operating liabilities                                          10,450        (70,246)         25,132
---------------------------------------------------------------------------------------------------------------------------------
  Cash provided by (used in) operating activities                                           602         (3,531)         (4,199)
---------------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
   Net increase in commercial paper and other short-term borrowings                       2,332          4,031           1,444
   Proceeds from issuance of term debt                                                    3,981          5,831           8,059
   Term debt maturities and repurchases                                                  (5,072)        (5,093)         (4,397)
   Collateralized mortgage obligations                                                      (84)          (101)           (185)
   Dividends paid                                                                        (2,285)          (732)           (604)
   Issuance of mandatorily redeemable securities of subsidiary trusts                         -            400               -
   Other capital transactions                                                                37              -             (95)
---------------------------------------------------------------------------------------------------------------------------------
  Cash provided by (used in) financing activities                                        (1,091)         4,336           4,222
---------------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
   Sales (purchases) of subsidiaries and affiliates                                           -           (129)            365
   Assets securing collateralized mortgage obligations                                       88            117             175
   Property, equipment and leasehold improvements, net                                     (236)          (365)           (220)
   Other                                                                                      -             25            (142)
---------------------------------------------------------------------------------------------------------------------------------
  Cash provided by (used in) investing activities                                          (148)          (352)            178
---------------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                                         (637)           453             201
  Cash and cash equivalents at beginning of year                                          2,261          1,808           1,607
---------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                                             $  1,624       $  2,261        $  1,808
---------------------------------------------------------------------------------------------------------------------------------

   Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes in 1999, 1998 and 1997.

   The accompanying notes are an integral part of these consolidated financial statements.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of Salomon Smith Barney Holdings Inc. ("SSBH" and, collectively, with its subsidiaries, the "Company"), a New York corporation (the successor to Salomon Smith Barney Holdings Inc., a Delaware corporation). The Company is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the use of management's best judgment and estimates. Estimates, including the fair value of contractual commitments, the outcome of litigation, realization of deferred tax assets and other matters that affect the reported amounts and disclosures of contingencies in the financial statements, may vary from actual results.

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

Assets and liabilities denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using year-end spot foreign exchange rates. Revenues and expenses denominated in non-U.S. dollar currencies are translated monthly at amounts that approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating the statements of financial condition of non-U.S. subsidiaries with functional currencies other than the U.S. dollar are recorded, net of related hedge gains and losses and income taxes, as cumulative translation adjustments, a separate component of stockholder's equity. Hedges of such exposure include forward currency contracts and, to a lesser extent, designated issues of non-U.S. dollar term debt.

ACCOUNTING CHANGE

During 1999 the Company recorded the cumulative effect of change in accounting principle of $15 million (net of tax benefit of $12 million) which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS The Company defines "Cash and cash equivalents" as highly liquid investments with original maturities of three months or less at the time of purchase, other than investments held for sale in the ordinary course of business.

COLLATERALIZED SHORT-TERM FINANCING AGREEMENTS Securities purchased under agreements to resell ("reverse repurchase agreements") and securities sold under agreements to repurchase ("repurchase agreements") are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to one year and are carried at their contractual amounts, including accrued interest as specified in the respective agreements. In the determination of income, certain financing transactions are marked to fair value and are included in the Company's results of operations.

It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the loan balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Reverse repurchase and repurchase agreements are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board ("FASB") Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, reverse repurchase agreements totaled $119.7 billion and $89.2 billion at December 31, 1999 and 1998, respectively. At December 31, 1999, and 1998, the market value of securities collateralizing reverse repurchase agreements was $120.7 billion and $91.2 billion, respectively.

Deposits paid for securities borrowed ("securities borrowed") and deposits received for securities loaned ("securities loaned") are recorded at the amount of cash advanced or received and are collateralized principally by government and government agency securities, corporate debt and equity securities. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Excluding the impact of FIN 41, securities borrowed totaled $36.0 and $50.2 billion, respectively at December 31, 1999 and 1998. At December 31, 1999 and 1998, the market value of securities collateralizing securities borrowed was $35.5 billion and $49.3 billion, respectively.

FINANCIAL INSTRUMENTS, COMMODITIES AND CONTRACTUAL COMMITMENTS Financial instruments, commodities and contractual commitments (also referred to as "derivative instruments"), including derivatives used for trading purposes, are recorded at either market value or, when market prices are not readily available, fair value, which is determined under an alternative approach, such as matrix or model pricing. The determination of market or fair

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value considers various factors, including: closing exchange or over-the-counter ("OTC") market price quotations; time value and volatility factors underlying options, warrants and contractual commitments; price activity for equivalent or synthetic instruments in markets located in different time zones; counterparty credit quality; and the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions. Financial instruments, commodities and contractual commitments include related accrued interest or dividends.

The majority of the Company's financial instruments, commodities and contractual commitments are recorded on a trade date basis. Recording the remaining instruments on a trade date basis would not materially affect the consolidated financial statements. Customer securities transactions are recorded on a settlement date basis with the related revenue and expense recorded on trade date. Commissions, underwriting, and principal transaction revenues and related expenses are recognized in income on a trade date basis.

DERIVATIVE INSTRUMENTS

Derivatives Used for Trading Purposes

Derivatives used for trading purposes include interest rate, equity, currency and commodity swap agreements, swap options, caps and floors, options, warrants and financial and commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued, are reported as liabilities in "Contractual commitments." This category also includes the Company's long-term obligations that have principal repayments directly linked to equity securities of unaffiliated issuers for which the Company holds in inventory a note exchangeable for the same equity securities. Cash collateral received in connection with interest rate swaps totaled $3,651 million and $4,178 million at December 31, 1999 and 1998, respectively, and cash collateral paid totaled $3,556 million and $4,385 million, respectively. Revenues generated from derivative instruments used for trading purposes are reported as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

Margin on futures contracts is included in "Receivables - Brokers, dealers and clearing organizations" and "Payables and accrued liabilities - Brokers, dealers and clearing organizations."

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company utilizes forward currency contracts to hedge a portion of the currency exchange rate exposure relating to non-U.S. dollar term debt issued by the Company. The impact of translating the forward currency contracts and the related debt to prevailing exchange rates is recognized currently in income. The Company also utilizes forward currency contracts to hedge certain investments in subsidiaries with functional currencies other than the U.S. dollar. The impact of marking open contracts to prevailing exchange rates and the impact of realized gains or losses on maturing contracts, both net of the related tax effects, are included in cumulative translation adjustments in stockholder's equity as is the impact of translating the investments being hedged.

Derivative instruments that do not meet the criteria to be designated as hedges are considered trading derivatives and are recorded at market or fair value.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS The excess of purchase price over fair value of net assets acquired, which amounted to $364 million at December 31, 1999, is being amortized over remaining periods ranging from 22 to 29 years. The Company amortizes other intangible assets, which are included in "Other assets," on a straight-line basis over remaining periods ranging from 4 to 14 years.

NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. In June 1999, the FASB issued SFAS 137 which postponed the effective date of SFAS 133 for one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the potential impact of the new accounting standard.

NOTE 2.       BANK HOLDING COMPANY REGULATION

Citigroup is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (the "BHC Act") registered with, and subject to examination by, the Federal Reserve Board (the "FRB"). The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act (the "GLB Act"), which became effective in most significant respects on March 11, 2000, bank holding companies, such as Citigroup, all of whose controlled depository institutions are "well capitalized" and "well managed", as defined in Federal Reserve Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, will have the ability to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities than those generally permitted, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities without a revenue limit and without limits on the amounts of equity securities it may hold in conducting its underwriting and dealing activities. Citigroup anticipates that its declaration to become a financial holding company will become effective shortly after the effective date of the GLB Act. Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies. Under the BHC Act in its current form, after two years from the date as of which Citigroup became a bank holding company, Citigroup will be required to conform any activities that are not considered to be closely related to banking or financial in nature

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the BHC Act. This two-year period may be extended by the FRB for three additional one-year periods, upon application by Citigroup and finding by the FRB that such an extension would not be detrimental to the public interest.

Section 20 of the Glass-Steagall Act, which prohibited a member bank of the Federal Reserve System, such as Citibank, from being affiliated with a company that is principally engaged in underwriting and dealing in securities, was repealed, effective March 11, 2000, as part of the GLB Act. Accordingly, Citigroup and its affiliates (including the Company) will be permitted to operate without regard to revenue limits on "ineligible" securities activities and to acquire other securities firms without regard to such limits. The repeal of Section 20 will also permit Citigroup's securities subsidiaries (including the Company) to organize, sponsor, distribute and advise open-end mutual funds in the United States, as well as outside the United States.

Under the BHC Act, nonbank acquisitions in the U.S. have generally been limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks. Under the GLB Act, financial holding companies will be able to make acquisitions in companies that engage in activities that are financial in nature, both in the U.S. and outside of the United States. No prior approval of the FRB will be required for such acquisitions, although it is possible that the FRB will issue regulations imposing some limitations or conditions on such acquisitions. In addition, under a new merchant banking authority added by the GLB Act, financial holding companies will be authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the U.S. and outside the United States. It is possible that regulations interpreting and conditioning this authority may be promulgated. Bank holding companies will also retain their authority, subject to prior specific or general FRB consent, to acquire less than 20 percent of the voting securities of a company that does not do business in the United States, and 20 percent or more of the voting securities of any such company if the FRB finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States, including sponsoring, distributing and advising open-end mutual funds and underwriting and dealing in debt, and to a limited extent, equity securities, subject to local country laws.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.       MERGERS AND RESTRUCTURING CHARGES

On November 28, 1997, a newly formed, wholly owned subsidiary of Travelers Group Inc. ("Travelers") was merged into Salomon Inc ("Salomon"). Following this merger, Salomon and Smith Barney Holdings Inc. ("Smith Barney") were merged (the "Merger") to form SSBH. The transaction was a tax free exchange.

The 1997 consolidated financial statements give retroactive effect to the Merger as a combination of entities under common control in a transaction accounted for in a manner similar to a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Salomon and Smith Barney had always been combined. Certain reclassifications have been made to conform the accounting policies of Salomon and Smith Barney.

As a result of the Merger, the Company recorded a pre-tax restructuring charge of $838 million ($496 million after tax) in the fourth quarter of 1997. The material components of the restructuring reserve were as follows:

                                                                                                        Restructuring Reserve
                                           Restructuring Reserve as     Charges and Credits through           Balance at
Dollars in Millions                          Originally Recorded             December 31, 1999            December 31, 1999
-------------------                          -------------------             -----------------            -----------------
Seven World Trade Center lease                       $ 610                         $(610) *                        $ -
Other facilities                                        53                           (53) **                         -
----------------------------------------------------------------------------------------------------------------------------
     Total facilities                                  663                          (663)                            -
Severance                                              161                          (161) **                         -
Other                                                   14                           (14) **                         -
----------------------------------------------------------------------------------------------------------------------------
                                                     $ 838                         $(838)                          $ -

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

** In the fourth quarter of 1998, the Company recorded an adjustment of $30 million ($18 million after tax) to the restructuring reserve. The components of the reduction are as follows: severance $10 million; other facilities $11 million; other $9 million. The reduction in severance reserves was due to a higher level of attrition than originally anticipated. The reduction in reserves related to other facilities was mainly due to the abandonment of space on terms more favorable than originally anticipated. The other reserve reversal was mainly due to anticipated duplicate contract payments which were avoided due to favorable negotiations. In the fourth quarter of 1999, the Company recorded an adjustment of $1.3 million ($775 thousand after tax) to the restructuring reserve. This reduction related to other facilities.

On October 8, 1998, Travelers and Citicorp completed their merger of equals, pursuant to which Citicorp merged with and into a newly formed wholly owned subsidiary of Travelers. Following the merger Travelers changed its name to Citigroup.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon consummation of the merger, Citigroup became a bank holding company subject to regulation under the BHC Act, the requirements of the Glass-Steagall Act and certain other laws and regulations. See Note 2 to the consolidated financial statements for further discussion of the BHC Act.

As a result of the Citigroup merger, the Company recorded a pre-tax restructuring charge of $80 million ($47 million after tax) in the fourth quarter of 1998. The material components of the restructuring reserve were as follows:

                                                                                             Restructuring Reserve
                               Restructuring Reserve as     Charges and Credits through           Balance at
Dollars in Millions               Originally Recorded            December 31, 1999             December 31, 1999
-------------------               -------------------            -----------------             -----------------
Severance                                    $69                          $(69)**                         $-
Facilities                                     9                            (6)**                          3
Other                                          2                            (2)                            -
---------------------------------------------------------------------------------------------------------------------
                                             $80                          $(77)                           $3*
---------------------------------------------------------------------------------------------------------------------

*   All cash components

** In the third quarter of 1999, the Company recorded an adjustment of $29 million ($16 million after tax) to the restructuring reserve. The components are as follows: severance $27 million; facilities $2 million. In the fourth quarter of 1999, the Company recorded an adjustment of $696 thousand ($452 thousand after tax) to the restructuring reserve which related to facilities. These reductions were the result of changes in staffing and space requirements as integration of the Company and Citigroup progressed.

Facilities costs include lease payments, which represent the difference between contractual obligations and the estimated fair market rental obtainable through sublease from the date that such facilities are expected to be vacated, and other costs incidental to sublease. These contractual lease payments are estimated to be expended over the remaining term of approximately 4 years. The facilities are located in various foreign locations and generally support multiple lines of business. The assets have not been reclassified to a held for sale category since substantially all are subject to abandonment and will not be realized through sale.

All of the amounts were determined in accordance with the guidelines included in Emerging Issues Task Force 94-3 and represent costs that are not associated with future revenues and are either incremental or contractual with no economic benefit. None of the amounts included in the restructuring charges represent operating losses or income. All components of these restructuring costs will be funded from working capital and will not require any incremental funding source.

The remaining balance in the restructuring reserve is included in the consolidated statements of financial condition in "Payables and accrued liabilities - Other."

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.       THE NIKKO SECURITIES CO., LTD.

On February 26, 1999, the Company and The Nikko Securities Co., Ltd ("Nikko") formed a joint venture. The joint venture, Nikko Salomon Smith Barney Limited ("Nikko Salomon Smith Barney"), provides investment banking, sales and trading and research services for corporate and institutional clients in Japan and other foreign jurisdictions. Nikko Salomon Smith Barney is headquartered in Tokyo and works closely with staff in Salomon Smith Barney entities globally that cover the Japanese institutional securities business.

Nikko Salomon Smith Barney is owned 51% by Nikko and 49% by the Company. A shareholder agreement further provides for operating standards as to how the entity operates as a joint venture.

NOTE 5.       COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

         --------------------------------------------------------------------------------------------
         Dollars in Millions
         Year Ended December 31,                                    1999         1998        1997
         --------------------------------------------------------------------------------------------
         Net income                                              $ 2,812        $ 818     $ 1,145
         Other changes in equity from non-owner sources               (6)          19          (9)
         --------------------------------------------------------------------------------------------
         Total comprehensive income                              $ 2,806        $ 837     $ 1,136
         --------------------------------------------------------------------------------------------

NOTE 6.       PRINCIPAL TRANSACTION REVENUES

The following table presents principal transaction revenues by business activity for the years ended December 31, 1999, 1998 and 1997:

       -------------------------------------------------------------------------------------------------
       Dollars in millions
       Year Ended December 31,                                      1999          1998          1997
       -------------------------------------------------------------------------------------------------
       Fixed income                                               $1,378        $ (869)       $1,882
       Equities                                                      954           536           397
       Commodities                                                   192           205           218
       Other                                                          38            15             7
       -------------------------------------------------------------------------------------------------
       Total principal transaction revenues                       $2,562        $ (113)       $2,504
       -------------------------------------------------------------------------------------------------

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIXED INCOME Fixed income revenues include realized and unrealized gains and losses arising from the proprietary and customer trading of government and government agency securities, investment and non-investment grade corporate debt, municipal securities, preferred stock, mortgage securities (primarily U.S. government agencies, including interest only and principal only strips), and emerging market fixed income securities and derivatives. Revenues also include realized and unrealized gains and losses generated from a variety of fixed income securities utilized in arbitrage strategies for the Company's own account, and realized and unrealized gains and losses arising from the spot and forward trading of currencies and exchange-traded and OTC currency options. In 1999 and 1998, the Company restructured and significantly decreased the risk profile of the global fixed income arbitrage groups because of lessening profit opportunities and growing risk and volatility. Realized and unrealized gains and losses resulting from changes in the market or fair value of options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, options and forward contracts on fixed income securities are reflected as fixed income revenue.

EQUITIES Revenues from equities consist of realized and unrealized gains and losses arising from proprietary and customer trading of U.S. and non-U.S. equity securities, including common and convertible preferred stock, convertible corporate debt, equity-linked notes, equity swaps and exchange-traded and OTC equity options and warrants. Revenues also include realized and unrealized gains and losses on equity securities and related derivatives utilized in arbitrage strategies for the Company's own account.

COMMODITIES The Company, primarily through its wholly owned subsidiary Phibro Inc. and its wholly owned subsidiaries (collectively, "Phibro"), conducts a commodities trading and dealer business. Commodities traded include crude oil, refined oil products, natural gas, electricity, metals and other commodities. During 1997 and 1998, Phibro significantly reduced the scope of some of its activities. Commodity revenues consist of realized and unrealized gains and losses from trading these commodities and related derivative instruments.


NOTE 7.         SEGMENT INFORMATION

The Company's reportable segments include investment services and asset management. The investment services segment includes investment banking and trading, and retail brokerage as well as related derivative and commodity trading. The Company's global investment banking services encompasses a full range of capital market activities, including the underwriting and distribution of debt and equity securities for United States and foreign corporations and for state, local and other governmental and government sponsored authorities. Investment services executes securities and commodities futures brokerage transactions on all major exchanges on behalf of its customers and its own account. Investment services engages in principal transactions in fixed income securities and is a major participant in the OTC market for various derivative instruments. The segment earns commissions as a broker for

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its clients in the purchase and sale of securities. Investment services also generates revenue from fees received from the internal management of client assets by Financial Consultants, as well as client assets managed externally through the segment's Consulting Group. The asset management segment provides discretionary and non-discretionary asset management services to a wide array of mutual funds and institutional and individual investors, with respect to domestic and foreign equity and debt securities, municipal bonds, money market instruments, and related options and futures contracts. The segment receives ongoing fees, generally determined as a percentage of the client's assets, from asset management clients.

Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenue and expense are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:

      -----------------------------------------------------------------------------------------------

      Dollars in millions                                        1999         1998         1997
      -----------------------------------------------------------------------------------------------
      Noninterest revenues:
         Investment Services                                $  11,037     $  6,847     $  8,654
         Asset Management                                       1,126          924          780
      ===============================================================================================
      Total                                                 $  12,163     $  7,771     $  9,434
      ===============================================================================================
      Net interest and dividends:
         Investment Services                                $   1,610     $  1,456     $  1,533
         Asset Management                                         (16)         (20)         (20)
      ===============================================================================================
      Total                                                 $   1,594     $  1,436     $  1,513
      ===============================================================================================
      Income before cumulative effect of change in
       accounting principle:
         Investment Services                                $   2,491     $    566     $    937
         Asset Management                                         336          252          208
      ===============================================================================================
      Total                                                 $   2,827     $    818     $  1,145
      ===============================================================================================
      Year-end total assets:
         Investment Services                                $ 222,373     $210,577     $275,440
         Asset Management                                       1,461        1,324        1,180
      ===============================================================================================
      Total                                                 $ 223,834     $211,901     $276,620
      ===============================================================================================

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying table summarizes the Company's operations by geographic areas which are determined principally by the respective legal jurisdictions of SSBH's subsidiaries. Substantially all amounts for the asset management segment are included in North America. For purposes of this disclosure, North America consists of the United States and Canada; Europe primarily consists of the United Kingdom and Germany; Asia and other primarily consists of Japan and Australia. Because of the global nature of the markets in which the Company competes and the integration of the Company's worldwide business activities, the Company believes that amounts determined in this manner are not particularly useful in understanding its business.

                                                     Revenues
                                                      Before            Income (Loss)
                                                     Interest           Before Income             Total
     Dollars in millions                              Expense              Taxes                  Assets
     ---------------------------------------------------------------------------------------------------------
     Year Ended December 31, 1999
       North America                                   $20,006            $ 4,074                $175,770
       Europe                                            2,945                344                  44,377
       Asia and other                                      487                 78                   3,687
     ---------------------------------------------------------------------------------------------------------
     Consolidated                                      $23,438            $ 4,496                $223,834
     ---------------------------------------------------------------------------------------------------------
     Year Ended December 31, 1998
       North America                                   $18,270            $ 2,873                $140,532
       Europe                                            1,845             (1,483)                 47,785
       Asia and other                                      558                (74)                 23,584
     ---------------------------------------------------------------------------------------------------------
     Consolidated                                      $20,673            $ 1,316                $211,901
     ---------------------------------------------------------------------------------------------------------
     Year Ended December 31, 1997
       North America                                   $16,601            $ 1,376                $162,684
       Europe                                            4,506                351                  82,497
       Asia and other                                      370                 93                  31,439
     ---------------------------------------------------------------------------------------------------------
     Consolidated                                      $21,477            $ 1,820                $276,620
     ---------------------------------------------------------------------------------------------------------

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.       COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Information regarding the Company's short-term borrowings used to finance operations, including the securities settlement process, is presented below. Average balances were computed based on month-end outstanding balances.

   -----------------------------------------------------------------------------------------------
   Dollars in millions
   Year Ended December 31,                                                 1999          1998
   -----------------------------------------------------------------------------------------------
   Bank borrowings:
     Balance at year-end                                                 $4,529        $1,743
     Weighted average interest rate                                         5.6%          4.2%
     Annual averages  --
        Amount outstanding                                               $1,671        $2,175
        Weighted average interest rate                                      3.8%          5.3%
     Maximum amount outstanding at any month-end                         $4,529        $3,532
   -----------------------------------------------------------------------------------------------
   Commercial paper:
     Balance at year-end                                                $12,578       $10,493
     Weighted average interest rate                                         6.0%          5.3%
     Annual averages  --
        Amount outstanding                                              $10,691       $12,140
        Weighted average interest rate                                      5.3%          5.6%
     Maximum amount outstanding at any month-end                        $12,617       $14,187
   -----------------------------------------------------------------------------------------------
   Other short-term borrowings:
     Balance at year-end                                                  $ 720        $3,259
     Weighted average interest rate                                         5.8%          2.1%
     Annual averages  --
        Amount outstanding                                               $1,055        $3,141
        Weighted average interest rate                                      5.4%          3.0%
     Maximum amount outstanding at any month-end                         $1,657        $4,992
   ===============================================================================================
     Total commercial paper and other short term borrowings             $17,827       $15,495
   ===============================================================================================

Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in various currencies including Japanese yen, German mark, U.K. sterling and European Monetary unit. Included in bank borrowings at December 31, 1999, are $3.25 billion in loans with Citigroup bearing interest at various rates which were repaid in January 2000. All of the Company's commercial paper outstanding at December 31, 1999 and 1998 was U.S. dollar denominated. Also included in short-term borrowings are deposit liabilities and other short-term obligations.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a $3.5 billion 364-day revolving credit agreement that extends through May 2000. The Company may borrow under its revolving credit facility at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facility through facility fees. Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 1999, this requirement was exceeded by $3.5 billion. At December 31, 1999, there were no outstanding borrowings under this facility. In addition, the Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

NOTE 9.       TERM DEBT

Term debt consists of issues with original maturities in excess of one year. Certain issues are redeemable, in whole or in part, at par or at premiums prior to maturity.

---------------------------------------------------------------------------------------------------------------------------------
                                       Fixed Rate
                                      Obligations    Fixed Rate      Total Fixed    Variable
                                       Swapped to    Obligations        Rate          Rate              Total           Total
Dollars in millions                     Variable     Not Swapped     Obligations   Obligations    Dec. 31, 1999   Dec. 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
U.S. dollar denominated:
   Salomon Smith Barney Holdings
     Inc. (SSBH)                        $ 9,467         $2,059         $11,526        $3,633         $15,159         $15,524
   Subsidiaries                             236              -             236           299             535           1,683
----------------------------------------------------------------------------------------------------------------------------------
   U.S. dollar denominated                9,703          2,059          11,762         3,932          15,694          17,207
----------------------------------------------------------------------------------------------------------------------------------
Non-U.S. dollar denominated:
   Salomon Smith Barney Holdings
     Inc. (SSBH)                            989              -             989         1,266           2,255           1,812
   Subsidiaries                             846              -             846            26             872           1,132
----------------------------------------------------------------------------------------------------------------------------------
   Non-U.S. dollar denominated            1,835              -           1,835         1,292           3,127           2,944
----------------------------------------------------------------------------------------------------------------------------------
Term debt                               $11,538         $2,059         $13,597        $5,224         $18,821         $20,151
----------------------------------------------------------------------------------------------------------------------------------

The maturity structure of the Company's term debt, based on contractual maturities or the earliest date on which the debt is repayable at the option of the holder, was as follows at December 31, 1999:

        ----------------------------------------------------------------------------------------------------
                                     Salomon Smith Barney
                                        Holdings Inc.
          Dollars in millions              (SSBH)                  Subsidiaries               Total
        ----------------------------------------------------------------------------------------------------
           2000                           $ 3,436                    $  285                  $ 3,721
           2001                             2,657                       251                    2,908
           2002                             3,481                       139                    3,620
           2003                             3,334                       131                    3,465
           2004                             1,635                        74                    1,709
           Thereafter                       2,871                       527                    3,398
        ----------------------------------------------------------------------------------------------------
           Total                          $17,414                    $1,407                  $18,821
        ----------------------------------------------------------------------------------------------------

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issues U.S. dollar and non-U.S. dollar denominated fixed and variable rate term debt. Fixed rate debt matures at various dates through 2023. The contractual interest rates on fixed rate debt ranged from .42% (Japanese yen denominated) to 11.82% (U.S. dollar denominated) at December 31, 1999 and 1.25% (U.S. dollar denominated) to 23.0% (Korean won denominated) at December 31, 1998. The weighted average contractual rate on total fixed rate term debt (both U.S. dollar denominated and non-U.S. dollar denominated) was 6.22% at December 31, 1999 and 6.69% at December 31, 1998. The Company utilizes interest rate swap agreements to convert most of its fixed rate term debt to variable rate obligations. The maturity structure of the swaps generally corresponds with the maturity structure of the debt being hedged.

The Company's non-U.S. dollar fixed rate term debt includes Japanese yen, German mark, U.K. sterling, Italian lira, French franc, Portuguese escudos, European Monetary unit and, consequently, bears a wide range of interest rates.

At December 31, 1999, the Company had outstanding approximately $3.1 billion of non-U.S. dollar denominated term debt, which included $1.0 billion of German mark denominated, $.6 billion of Japanese yen denominated, $.5 billion of U.K. sterling denominated, and $.6 billion of European Monetary unit denominated (converted at the December 31, 1999 spot rates). Of the $3.1 billion, approximately $.5 billion of SSBH non-U.S. dollar denominated debt has been designated as a hedge of investments in subsidiaries with functional currencies other than the U.S. dollar. Another $1.3 billion of SSBH debt has been effectively converted to U.S. dollar denominated obligations using cross-currency swaps. The remaining $1.3 billion is used for general corporate purposes.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's fixed rate term debt that is swapped to variable rate obligations using interest rate swaps at December 31, 1999 and 1998. The variable rates presented are indicative of the Company's actual costs related to such obligations.

                                                   1999                                         1998
                               --------------------------------------------   ---------------------------------------------
                                              Contractual                                    Contractual
                                                Weighted                                       Weighted
                                             Average Fixed       Weighted                   Average Fixed       Weighted
                                                Rate on          Average                       Rate on          Average
                               Principal     Swapped Fixed    Variable Rate   Principal     Swapped Fixed    Variable Rate
(Dollars in millions)           Balance      Rate Term Debt        Debt        Balance      Rate Term Debt       Debt
---------------------------------------------------------------------------------------------------------------------------
U.S. dollar denominated         $ 9,703            6.4%            6.2%       $10,745            6.7%             5.5%
German mark denominated             846            7.3             3.6          1,045            7.4              3.5
Japanese yen denominated            303            1.0              .6             44            4.5              0.6
Japanese yen swapped to
   U.S. dollar denominated          170            4.8             5.8            193            4.0              4.7
French francs swapped to
   U.S. dollar denominated          153            5.4             6.2            181            5.4              5.5
Italian lira swapped to
   U.S. dollar denominated          171            1.4             6.2            100            2.1              5.2
U.K. sterling denominated           121            7.8             5.3            129            7.8              7.6
Portuguese escudos swapped
   to U.S. dollar denominated        13            7.5             6.1             78            5.0              4.9
European Monetary units
   swapped to U.S. dollar
   denominated                       58            4.6             5.9             12            3.1              5.2
Korean won swapped to U.S
   dollar denominated                 -            -               -               11           23.0              4.7

---------------------------------------------------------------------------------------------------------------------------
Total swapped
   fixed rate term debt         $11,538            6.2%            5.9%       $12,538            6.6%             5.3%
---------------------------------------------------------------------------------------------------------------------------

Variable rate term debt matures at various dates through 2026. The interest rates are determined periodically by reference to money market rates, or in certain instances, are calculated based on stock or bond market indices as specified in the agreements governing the respective issues. The interest rates on variable rate term debt ranged from 0.25% (Japanese yen denominated) to 8.64% (U.S. dollar denominated) at December 31, 1999 and 0.96% (Japanese yen denominated) to 8.75% (U.S. dollar denominated) at December 31, 1998. The weighted average contractual rate on total variable rate term debt (both U.S. dollar denominated and non-U.S. denominated) was 5.53% at December 31, 1999 and 5.14% at December 31, 1998.

Term debt includes subordinated debt, which totaled $26 million at December 31, 1999 and $30 million at December 31, 1998. At December 31, 1999 and 1998, subordinated debt included approximately $5 million and $6 million of convertible restricted notes, convertible at the rate of $5.46 per share into 837,526 and 1,002,781 shares of Citigroup common stock, respectively.
At December 31, 1999, the Company had outstanding $254 million of term debt for which the principal repayment is linked to certain equity securities of unaffiliated issuers.

The Company has a $1.5 billion revolving credit agreement with a bank syndicate that extends through May 2001, under which it may borrow at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facility through facility fees. At December 31, 1999, there were no outstanding borrowings under this facility.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 1999, this requirement was exceeded by $3.5 billion.

NOTE 10.      LEASE COMMITMENTS

The Company has noncancelable leases covering office space and equipment expiring on various dates through 2012. Presented below is a schedule of minimum future rentals on noncancelable operating leases, net of subleases, as of December 31, 1999. Various leases contain provisions for lease renewals and escalation of rent based on increases in certain costs incurred by the lessors.

                      ------------------------------------------------
                      Dollars in millions
                      ------------------------------------------------
                        2000                                  $  243
                        2001                                     243
                        2002                                     217
                        2003                                     156
                        2004                                     119
                        Thereafter                               478
                      ------------------------------------------------
                      Minimum future rentals                  $1,456
                      ------------------------------------------------

Rent expense under operating leases from continuing operations totaled $291 million, $259 million and $258 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 11.      MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the financial structure of SSBH's subsidiary trusts at December 31, 1999:

-----------------------------------------------------------------------------------------------
                                                      SI Financing                SSBH
                                                         Trust I               Capital I
-----------------------------------------------------------------------------------------------
Trust Securities
   Issuance date                                        July 1996           January 1998
   Securities issued                                   13,800,000             16,000,000
   Liquidation preference per security                      $  25                  $  25
   Liquidation value (in millions)                           $345                   $400
   Coupon rate                                               9.25%                  7.20%
   Distributions payable                                Quarterly              Quarterly
   Distributions guaranteed by                               SSBH                   SSBH

Common securities issued to SSBH                          426,800                494,880

Subordinated Debt Securities:
   Amount owned (in millions)                                $356                   $412
   Coupon rate                                               9.25%                  7.20%
   Interest payable                                     Quarterly              Quarterly
   Maturity date                                    June 30, 2026       January 28, 2038
   Redeemable by issuer on or after                 June 30, 2001       January 28, 2003
-----------------------------------------------------------------------------------------------

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

NOTE 12.      CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:

                                                                                                                   Excess over
Dollars in millions                                                                                Net Capital       minimum
Subsidiary                                                      Jurisdiction                      or equivalent    requirement
---------------------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc.                   U.S. Securities and Exchange Commission Uniform Net      $3,204            $2,732
                                                         Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited       United Kingdom's Securities and Futures Authority       $3,675            $  963

Salomon Brothers AG                               Germany's Banking Supervisory Authority            $  206            $  179

---------------------------------------------------------------------------------------------------------------------------------

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advances, dividend payments and other equity withdrawals from regulated subsidiaries are restricted by the regulations of the U.S. Securities and Exchange Commission, the New York Stock Exchange and other regulatory agencies and by certain covenants contained in the Company's revolving credit facilities. See Notes 8 and 9 to the consolidated financial statements. These restrictions may limit the amounts that these subsidiaries pay as dividends or advances to the Company. In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), an indirect wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At December 31, 1999, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

NOTE 13.      EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS
The Company participates in defined benefit pension plans that cover certain U.S. and Non-U.S. employees. These plans resulted in expenses from operations of $41 million, $53 million and $53 million in 1999, 1998 and 1997, respectively.

The Company has defined contribution employee savings plans covering certain eligible employees. The costs relating to these plans were $7 million, $23 million and $34 million in 1999, 1998 and 1997, respectively.

HEALTH CARE AND LIFE INSURANCE

The Company provides certain health care and life insurance benefits for its active employees, qualifying retired U.S. employees and certain non-U.S. employees who reach the retirement criteria specified by the various plans. At December 31, 1999, there were approximately 32,300 active and 1,500 retired employees eligible for such benefits.

Expenses recorded for health care and life insurance benefits from continuing operations were $123 million, $109 million, and $121 million in 1999, 1998 and 1997, respectively.

EMPLOYEE INCENTIVE PLANS

The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and key employees. SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards is not included in expense, SFAS 123 requires disclosure of net income, on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options. Had the Company applied SFAS 123 in accounting for stock options, net income would have been reduced by $114 million, $79 million and $40 million in 1999, 1998 and 1997, respectively.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to calculate the effect of SFAS 123:

      ----------------------------------------------------------------------------------------------------
      Assumptions                                             1999               1998              1997
      ----------------------------------------------------------------------------------------------------
         Expected volatility                                 46.0%              35.1%             31.8%
         Risk-free interest rate                             5.08%              5.05%             5.77%
         Expected annual dividends per share                 $0.63              $0.43             $0.31
         Expected annual forfeiture rate                        5%                 5%                5%
      ----------------------------------------------------------------------------------------------------

In 1998 certain employees of the Company received Deferred Stock Awards ("DSA"). A DSA award is an unfunded promise to deliver shares at the end of a three-year deferral period. It is comprised of a basic award representing a portion of the participant's prior year incentive award which vests immediately upon grant, and an additional premium award amounting to 33% of the basic award which vests one-third per year over a three year period. The entire award is forfeited if the participant leaves the Company to join a competitor within three years after the award date. Participants may elect to receive a portion of their award in the form of stock options. The basic portion of the award is expensed in the bonus year that it was earned. The expense associated with the additional 33% premium award is amortized over the appropriate vesting period. After-tax expense of approximately $150 million was recognized during 1998 for 1998 awards that were granted in January 1999.

The Company has various incentive plans, including the Equity Partnership Plan, under which stock of Citigroup is purchased for subsequent distribution to employees, subject to vesting requirements. These plans resulted in expenses of $340 million, $312 million and $301 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 14.      INCOME TAXES

The components of income taxes reflected on the consolidated statements of income are:

      Dollars in millions
      Year Ended December 31,                                1999         1998        1997
      ----------------------------------------------------------------------------------------
      Current tax provision/(benefit):
         U.S. federal                                      $1,302       $  649      $  817
         State and local                                      192          117         250
         Non-U.S.                                             168          (14)        283
      ----------------------------------------------------------------------------------------
          Total current tax provision                       1,662          752       1,350
      ----------------------------------------------------------------------------------------
      Deferred tax provision/(benefit):
         U.S. federal                                          22         (293)       (424)
         State and local                                        -          (21)       (142)
         Non-U.S.                                             (15)          60        (109)
      ----------------------------------------------------------------------------------------
          Total deferred tax provision/(benefit)                7         (254)       (675)
      ----------------------------------------------------------------------------------------
      Provision for income taxes                           $1,669       $  498      $  675
      ----------------------------------------------------------------------------------------

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under SFAS 109, Accounting for Income Taxes, temporary differences between recorded amounts and the tax bases of assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

At December 31, 1999 and December 31, 1998, respectively, the Company's consolidated statements of financial condition included net deferred tax assets of $1,087 million and $1,100 million, comprised of the following:

   ---------------------------------------------------------------------------------------------------------
   Dollars in millions
   Year Ended December 31,                                                               1999        1998
   ---------------------------------------------------------------------------------------------------------
   Deferred tax assets:
       Employee benefits and deferred compensation                                     $1,298      $1,191
       U.S. taxes provided on the undistributed earnings of non-U.S subsidiaries           81          67
       Other deferred tax assets                                                          316         488
   ---------------------------------------------------------------------------------------------------------
   Total deferred tax assets                                                            1,695       1,746
   ---------------------------------------------------------------------------------------------------------
   Deferred tax liabilities:
       Intangible assets                                                                 (358)       (302)
       Investment position activity                                                        (5)        (10)
       Cumulative translation adjustments                                                 (73)        (89)
       Lease obligations and fixed assets                                                 (92)         (2)
       Other deferred tax liabilities                                                     (80)       (243)
   ---------------------------------------------------------------------------------------------------------
   Total deferred tax liabilities                                                        (608)       (646)
   ---------------------------------------------------------------------------------------------------------
   Net deferred tax asset                                                              $1,087      $1,100
   ---------------------------------------------------------------------------------------------------------

The Company had no deferred tax valuation allowance at December 31, 1999 or December 31, 1998.

Tax benefits (liabilities) allocated directly to stockholder's equity were as follows:

    ---------------------------------------------------------------------------------------------------------------------
       Dollars in millions
       Year Ended December 31,                                                      1999          1998          1997
    ---------------------------------------------------------------------------------------------------------------------
         Foreign currency translation                                               $ 10         $ (10)        $ (11)
         Employee stock plans                                                         12             8            82
         Hedge of preferred stock dividends paid                                       -             -           (10)
    ---------------------------------------------------------------------------------------------------------------------
       Total tax benefits (liabilities) allocated directly to stockholder's
       equity                                                                       $ 22         $  (2)        $  61
    ---------------------------------------------------------------------------------------------------------------------

The Company paid taxes, net of refunds, of $1,610 million, $693 million and $918 million in 1999, 1998 and 1997, respectively.

The Company provides income taxes on the undistributed earnings of foreign subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 1999, $1.3 billion of the

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's accumulated undistributed earnings was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $399 million would have to be provided if such earnings were remitted to the United States.

The following table reconciles the U.S. federal statutory income tax rate to the Company's effective tax rate:

    ---------------------------------------------------------------------------------------------------------------
       Year Ended December 31,                                                 1999          1998          1997
    ---------------------------------------------------------------------------------------------------------------
       Statutory U.S. federal income tax rate for corporations                  35%           35%           35%
        Impact of:
         State and local (net of U.S. federal tax) and foreign taxes             3             5             4
         Tax advantaged income                                                  (1)           (3)           (3)
         Other, net                                                              -             1             1
    ---------------------------------------------------------------------------------------------------------------
       Effective tax rate                                                       37%           38%           37%
    ---------------------------------------------------------------------------------------------------------------

NOTE 15.      PLEDGED ASSETS, COMMITMENTS AND CONTINGENCIES

At December 31, 1999, the approximate market values of securities sold under agreements to repurchase or other assets pledged by the Company, excluding the impact of FIN 41, were:

      ------------------------------------------------------------------------------------------------------
      Dollars in millions
      ------------------------------------------------------------------------------------------------------
      For securities sold under agreements to repurchase                                         $138,331
      As collateral for securities borrowed of approximately equivalent value                      69,187
      For securities loaned                                                                        11,923
      As collateral on bank loans                                                                   3,862
      To clearing organizations or segregated under securities laws and regulations                 1,732
      Other                                                                                           928
      ------------------------------------------------------------------------------------------------------
      Repurchase agreements and securities pledged                                               $225,963
      ------------------------------------------------------------------------------------------------------

At December 31, 1999, the Company had $2.2 billion of outstanding letters of credit from banks to satisfy various collateral and margin requirements.

OTHER CONTINGENCIES

The Company has provided a residual guarantee of $586 million in connection with the lease of buildings occupied by the Company's executive offices and New York operations.

On July 31, 1993, Smith Barney Holdings Inc. (a predecessor of Salomon Smith Barney Holdings Inc.) ("Smith Barney"), along with certain of its affiliates and Citigroup (formerly known as Travelers Group Inc.), acquired the domestic retail brokerage and asset management businesses (the "Shearson Acquisition") of Lehman Brothers Holdings Inc. (then known as Shearson Lehman Brothers Holdings Inc.) and its subsidiaries. In conjunction with the Shearson Acquisition, Smith Barney has agreed to pay American Express Company additional amounts contingent upon Smith Barney's future performance, including 10% of its after-tax profits in excess of $250 million

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

per year over a five-year period (1998 was the final year for this portion of the payout.) Amounts paid under this agreement in 1999 were $75 million (representing the 1998 payout) and $75 million in 1997. The contingent consideration is accounted for prospectively, as additional purchase price, and results in amortization over periods of up to 20 years.

NOTE 16.      LEGAL PROCEEDINGS

The Company has been named as a defendant in legal actions relating to its operations, some of which seek damages of material or indeterminate amounts. In addition, from time to time the Company is a party to examinations and inquiries by various regulatory and self-regulatory bodies. In connection with its discontinued commodities processing operations, the Company and certain of its subsidiaries are subject to claims asserted by the U.S. Environmental Protection Agency, certain state agencies and private parties in connection with environmental matters. Management of the Company, after consultation with outside legal counsel, believes that the ultimate resolution of legal proceedings and environmental matters (net of applicable reserves) will not have a material adverse effect on the Company's results of operations, financial condition, or liquidity; however, such resolution could have a material adverse impact on operating results in future periods depending in part on the results for such periods.

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

Interest rate swaps are OTC instruments where two counterparties agree to exchange periodic interest payment streams calculated on a predetermined notional principal amount. The most common interest rate swaps generally involve one party paying a fixed interest rate and the other party paying a variable rate. Other types of swaps include basis swaps, cross-currency swaps, equity swaps and commodity swaps. Basis swaps consist of both parties paying variable interest streams based on different reference rates. Cross-currency swaps involve the exchange of coupon payments in one currency for coupon payments in another currency. An equity swap is an agreement to exchange cash flows on a notional amount based on changes in the values of a referenced index, such as the Standard & Poor's 500 Index. Commodity swaps involve the exchange of a fixed price of a commodity for a floating price or the exchange of one floating price for a different floating price, throughout the swap term. The most common commodity swaps involve oil and natural gas.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Futures contracts are exchange-traded contractual commitments to either receive (purchase) or deliver (sell) a standard amount or value of a commodity or financial instrument at a specified future date and price (or, with respect to futures contracts on indices, the net cash amount). Maintaining a futures contract will typically require the Company to deposit with the futures exchange (or other financial intermediary), as security for its obligations, an amount of cash or other specified asset ("initial margin") that typically ranges from 1% to 10% of the face amount of the contract (but may be higher in some circumstances). Additional cash or assets ("variation margin") may be required to be deposited daily as the mark-to-market value of the futures contract fluctuates. Futures contracts may be settled by physical delivery of the underlying asset or cash settlement (for index futures) on the settlement date, or by entering into an offsetting futures contract with the futures exchange prior to the settlement date. Forward contracts are OTC contractual commitments to purchase or sell a specified amount of foreign currency, financial instruments, or commodities at a future date at a predetermined price. The notional amount for forward settling securities transactions represents the amount of cash that will be paid or received by the counterparties when the transaction settles. Upon settlement, the security is reflected on the statement of financial condition as either financial instruments and commodities owned and contractual commitments or financial instruments and commodities sold, not yet purchased, and contractual commitments.

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

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The way in which the Company accounts for and presents contractual commitments in its financial statements depends on both the type and purpose of the contractual commitment held or issued. As discussed in Note 1 to the consolidated financial statements, the Company records all derivatives used for trading purposes, including those used to hedge trading positions, at market or fair value. Consequently, changes in the amounts recorded in the Company's consolidated statements of financial condition resulting from movements in market or fair value are included in "Principal transactions" in the period in which they occur. The accounting and reporting treatment of derivatives used for non-trading purposes varies, depending on the nature of exposure being hedged.

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

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of contractual commitments as of December 31, 1999 and 1998 is as follows:

                                                               DECEMBER 31, 1999                    DECEMBER 31, 1998
                                                                       Current Market or                    Current Market or
                                                          Notional        Fair Value            Notional       Fair Value
Dollars in billions                                       Amounts     Assets   Liabilities      Amounts     Assets  Liabilities
--------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                                  $  528.1     $   -      $   -        $  858.3      $   -     $   -
   Other exchange-issued products:
     Equity contracts                                          8.4        .3         .3             9.5         .1        .2
     Fixed income contracts                                    1.2         -          -           118.1          -        .1
     Physical commodities contracts                            1.2         -          -             1.3          -         -
--------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                               538.9        .3         .3           987.2         .1        .3
--------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps
 and floors:
   Swaps                                                   2,752.0                              2,395.3
   Swap options written                                      100.2                                 81.7
   Swap options purchased                                     84.6                                 85.4
   Caps and floors                                           274.9                                191.8
--------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps and floors (b)         3,211.7       5.5        8.1         2,754.2        8.2       8.8
--------------------------------------------------------------------------------------------------------------------------------
OTC foreign exchange contracts and options:
   Forward currency contracts (b)                             34.1        .1         .1           146.7        1.0       1.3
   Options written                                             8.2         -         .2            52.3          -        .8
   Options purchased                                           7.8        .2          -            47.3        1.1         -
--------------------------------------------------------------------------------------------------------------------------------
Total OTC foreign exchange contracts and options              50.1        .3         .3           246.3        2.1       2.1
--------------------------------------------------------------------------------------------------------------------------------
Other contractual commitments:
   Options and warrants on equities and equity indices        62.6       5.4        6.6            63.3        3.1       3.2
   Options and forward contracts on fixed income securities  210.2        .8        1.0           383.8         .6       1.1
   Physical commodities contracts                             12.4        .2         .1             7.0         .2        .2
--------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                             $4,085.9     $12.5      $16.4        $4,441.8      $14.3     $15.7
================================================================================================================================

 (a) Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the consolidated statements of financial condition.
 (b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $15.5 billion and $2.1 billion at December 31, 1999 and $16.2 billion and $6.1 billion at December 31, 1998, respectively.

The annual average balances of the Company's contractual commitments, based on month-end balances, are as follows:

                                                                1999                            1998
                                                        Average       Average            Average       Average
      Dollars in billions                               Assets      Liabilities          Assets      Liabilities
      ------------------------------------------------------------------------------------------------------------
      Swaps, swap options, caps and floors               $ 6.1         $ 7.3              $ 7.2         $ 7.8
      Index and equity contracts and options               3.6           4.2                2.6           3.3
      Foreign exchange contracts and options               1.1           1.1                2.2           2.1
      Physical commodities contracts                        .2            .1                 .3            .2
      Forward contracts on fixed income securities          .9            .9                 .6           1.0
      ------------------------------------------------------------------------------------------------------------
      Total contractual commitments                      $11.9         $13.6              $12.9         $14.4
      ============================================================================================================

Credit Risk

The Company regularly transacts business with retail customers, and transacts with, or owns securities issued by, a broad range of corporations, governments, international organizations, central banks and other financial institutions. Phibro regularly transacts business with independent and government-owned oil producers, a wide variety of end users, trading companies and financial institutions. Credit risk is measured by the loss the Company would record if its counterparties failed to perform pursuant to the terms of their contractual obligations and the value of collateral held, if any, was not adequate to cover such losses. The Company has established controls to monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses bilateral security

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements and master netting agreements whenever possible to mitigate the Company's exposure to counterparty credit risk. Master netting agreements enable the Company to net certain assets and liabilities by counterparty. The Company also nets across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. The Company may require counterparties to submit additional collateral pursuant to the above agreements when deemed necessary.

The Company enters into collateralized financing agreements in which it extends short-term credit, primarily to major financial institutions. The Company controls access to the collateral pledged by the counterparties, which consists largely of securities issued by the G-7 governments or their agencies, that may be liquidated in the event of counterparty default.

In addition, margin levels are monitored daily and additional collateral must be deposited as required. If customers cannot meet collateral requirements, the Company will liquidate sufficient underlying financial instruments to bring the account in compliance with the required margin level.

Concentrations of Credit Risk

Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of issuers or counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. The Company monitors credit risk on both an individual and group counterparty basis. The Company's largest single concentration of credit risk is with securities issued by the U.S. government and its agencies, which totaled $25.7 billion at December 31, 1999 and $24.6 billion at December 31, 1998. With the addition of U.S. government and U.S. government agency securities pledged as collateral by counterparties in connection with collateralized financing activity, the Company's total holdings of U.S. government securities were $130.2 billion or 48% of the Company's total assets before FIN 41 netting at December 31, 1999 and $114.1 billion or 43% of the Company's total assets before FIN 41 netting at December 31, 1998. Similarly, concentrations with non-U.S. governments totaled $34.4 billion at December 31, 1999 and $47.6 billion at December 31, 1998. These consist predominantly of securities issued by the governments of major industrial nations. Remaining concentrations arise principally from contractual commitments with counterparties in financial or commodities transactions involving future settlement and fixed income securities owned. Excluding governments, no concentration with a single counterparty exceeded 1% of total assets at December 31, 1999 or 1998. North America and Europe represent the largest geographic concentrations. Among industries, other major derivatives dealers represent the largest group of counterparties.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.      FAIR VALUE INFORMATION

SFAS 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments. The following information is presented to help users gain an understanding of the relationship between the amounts reported in the Company's financial statements and the related market or fair values. Specific accounting policies are discussed in
Note 1 to the consolidated financial statements.

At December 31, 1999, $217 billion or 97% of the Company's total assets and $200 billion or 94% of the Company's total liabilities were carried at market value or fair value or at amounts that approximate such values. At December 31, 1998, $206 billion or 97% of the Company's total assets and $188 billion or 93% of the Company's total liabilities were carried at either market or fair values or at amounts that approximate such values. Financial instruments recorded at market or fair value include cash and cash equivalents, financial instruments, commodities and contractual commitments used for trading purposes.

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

Dollars in billions

------------------------------------------------------------------------------------------------------------------------
December 31,                                                       1999                              1998
                                                          Assets        Liabilities        Assets         Liabilities
                                                      Carrying  Fair   Carrying   Fair   Carrying  Fair   Carrying  Fair
                                                       Value   Value    Value     Value   Value   Value    Value   Value
--------------------------------------------------------------------------------------------------------------------------
Financial instruments primarily recorded at
 contractual amounts or historical amounts
 that do not necessarily approximate market
 or fair value:
   Assets securing U.S. dollar denominated CMOs
    (fixed rate)                                        $ -     $ -                        $ .1    $ .1
   U.S. dollar denominated CMOs (fixed rate)                             $   -    $   -                    $  .1   $  .1
   Fixed rate term debt                                                   13.6     13.5                     14.6    15.1
--------------------------------------------------------------------------------------------------------------------------
Derivatives used for non-trading purposes               $ -     $ -      $   -    $  .1    $ -     $ .6    $   -   $  .2
--------------------------------------------------------------------------------------------------------------------------

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

NOTE 19.      RELATED PARTY BALANCES

The Company has related party balances with Citigroup, certain of its subsidiaries and affiliates. These balances, which are short-term in nature, include cash accounts, collateralized financing transactions, margin accounts, derivative trading, charges for operational support and the borrowing and lending of funds and are entered into in the ordinary course of business.

NOTE 20.      OTHER EVENTS

In March 1997, the Board of Directors of Salomon approved a non-binding letter of intent to sell all of the outstanding stock of Basis Petroleum to Valero Energy Corporation ("Valero") and a plan of disposition for Basis Petroleum. The sale was completed on May 1, 1997. Proceeds from the sale included cash of $365 million, Valero common stock with a market value of $120 million and participation payments based on a fixed notional throughput and the difference, if any, between an average market crackspread, as defined, and a base crackspread, as defined, over each of the next ten years. The total of the participation payments is capped at $200 million, with a maximum of $35 million per year. During 1999, the Company did not receive any participation payments from Valero, in 1998 the Company received $11 million in participation payments. In addition, as a result of Valero's merger agreement with PG&E Corporation, Valero's common stock was exchanged for stock of PG&E Corporation and a new stock of the "spin-off" company ("New Valero"), representing Valero's refining assets. In the third quarter of 1997, the Company liquidated its interest in the PG&E and New Valero common stock. In July 1997, the Company paid Valero $3 million in connection with the final determination of working capital. The Company's investment in Genesis Energy, L.P., a publicly traded crude oil gathering, marketing and transportation partnership, was not transferred to Valero.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.      SSBH ONLY CONDENSED FINANCIAL STATEMENTS

The following are condensed financial statements of Salomon Smith Barney Holdings Inc. (SSBH Only):

         SSBH ONLY CONDENSED STATEMENTS OF INCOME

      Dollars in millions
      Year Ended December 31,                                                1999         1998        1997
      -------------------------------------------------------------------------------------------------------
      Revenues, net of interest expense                                    $   64         $202      $  213
      Restructuring (credit) charge, net                                     (121)           -         180
      Noninterest expenses                                                     76           94         154
      -------------------------------------------------------------------------------------------------------
      Income (loss) before income taxes                                       109          108        (121)
      Provision/ (benefit) for income taxes                                    23          (24)        (57)
      Equity in earnings of subsidiaries                                    2,726          686       1,209
      -------------------------------------------------------------------------------------------------------
      Net income                                                           $2,812         $818      $1,145
      =======================================================================================================

SSBH ONLY CONDENSED STATEMENTS OF FINANCIAL CONDITION

Dollars in millions
December 31,                                                                           1999                            1998
----------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                                            $      -                        $      3
Financial instruments owned and contractual commitments                                   194                             152
Receivables                                                                               503                             349
Receivable from subsidiaries (1)                                                       32,525                          32,570
Investment in subsidiaries                                                              8,367                           7,293
Property, equipment and leasehold improvements, net                                        12                             216
Other assets                                                                            2,297                           1,818
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $ 43,898                        $ 42,401
==================================================================================================================================

Liabilities and stockholder's equity:
Commercial paper and other short-term borrowings                                     $ 13,080                        $ 11,210
Financial instruments sold, not yet purchased, and
   contractual commitments                                                                432                             863
Other liabilities                                                                       2,878                           3,456
Term debt                                                                              17,414                          17,336
Subordinated debt payable to SI Financing Trust I                                         356                             356
Subordinated debt payable to SSBH Capital Trust I                                         412                             412
                                                                                     --------                        --------
Total liabilities                                                                      34,572                          33,633
Stockholder's equity                                                                    9,326                           8,768
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                           $ 43,898                        $ 42,401
==================================================================================================================================

(1) Includes $3.2 billion and $3.8 billion of subordinated note receivables at December 31, 1999 and December 31, 1998, respectively.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SSBH ONLY CONDENSED STATEMENTS OF CASH FLOWS

Dollars in millions
Year ended December 31,                                                              1999            1998            1997
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in commercial paper and other short-term
     borrowings                                                                  $  1,870        $  2,487       $   6,603
   Proceeds from issuance of term debt                                              3,795           4,155           7,984
   Term debt maturities and repurchases                                            (3,590)         (4,837)         (3,955)
   Other capital transactions                                                          37               -             (95)
   Dividends paid                                                                  (2,285)           (732)           (604)
----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                      (173)          1,073           9,933
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   (Increase) decrease in receivables from subsidiaries, net                          349          (2,150)        (11,356)
   Dividends received from subsidiaries                                             1,975             841             834
   Capital infusions and other capital transactions with subsidiaries                (242)           (166)            (69)
   Purchases of property, equipment and leasehold improvements                          -               -              (9)
   Proceeds from sale of Basis Petroleum                                                -               -             365
----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                     2,082          (1,475)        (10,235)
----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                                    (1,912)            405             299
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                       (3)              3              (3)
Cash and cash equivalents at beginning of year                                          3               0               3
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                         $      0        $      3       $       0
============================================================================================================================

BASIS OF PRESENTATION

The accompanying condensed financial statements, which include the accounts of SSBH, a wholly owned subsidiary of Citigroup, should be read in conjunction with the consolidated financial statements of the Company.

Investments in subsidiaries are accounted for under the equity method. For information regarding the Company's term debt see Note 9 to the consolidated financial statements.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the year ended December 31, 1999 were as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter Ended
Dollars in millions                                                March 31          June 30         September 30      December 31
----------------------------------------------------------------------------------------------------------------------------------
Noninterest revenues                                                 $3,224           $3,084            $2,682           $3,173
Net interest and dividends                                              364              452               391              387
----------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                     3,588            3,536             3,073            3,560
Expenses, excluding interest                                          2,256            2,434             2,209            2,362
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting principle                           1,332            1,102               864            1,198
Provision for income taxes                                              488              406               326              449
----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
   Change in accounting principle                                       844              696               538              749
----------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle
   (net of tax benefit of $12)                                          (15)               -                 -                -
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $  829           $  696            $  538           $  749
==================================================================================================================================

Quarterly results for the year ended December 31, 1998 were as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter Ended
Dollars in millions                                                March 31          June 30         September 30      December 31
----------------------------------------------------------------------------------------------------------------------------------
Noninterest revenues                                                 $2,733           $2,334            $  588           $2,116
Net interest and dividends                                              395              401               325              315
----------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                     3,128            2,735               913            2,431
Expenses, excluding interest                                          2,318            1,766             1,437            2,370
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                       810              969              (524)              61
Provision/(benefit) for income taxes                                    308              368              (199)              21
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $  502           $  601            $ (325)          $   40
==================================================================================================================================