Form 10-Q
period 2000-03-31
SALOMON SMITH BARNEY HOLDINGS INC
filed 2000-05-12
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

       /x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

       / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______


                          COMMISSION FILE NUMBER 1-4346

                       SALOMON SMITH BARNEY HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEW YORK                               11-2418067
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


            388 GREENWICH STREET
             NEW YORK, NEW YORK                             10013
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

NOW AVAILABLE ON THE WEB @ WWW.CITIGROUP.COM.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2000



                                                                               PAGE
                                                                               ----
Part I.    Financial Information

  Item 1.  Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Income (Unaudited) -
                    Three months ended March 31, 2000 and 1999                     1

           Condensed Consolidated Statements of Financial Condition -
                    March 31, 2000 (Unaudited) and December 31, 1999           2 - 3

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
                    Three months ended March 31, 2000 and 1999                     4

           Notes to Condensed Consolidated Financial Statements (Unaudited)    5 - 8

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        9 - 16

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk             16

Part II.   Other Information

  Item 1.  Legal Proceedings                                                      17

  Item 6.  Exhibits and Reports on Form 8-K                                  17 - 18


  Exhibit Index                                                                   18

  Signatures                                                                      19

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------
Dollars in millions
Three Months Ended March 31,                                       2000             1999
-----------------------------------------------------------------------------------------
Revenues:
   Commissions                                                  $  1,313          $   903
   Investment banking                                                913              664
   Principal transactions                                            863              978
   Asset management and administration fees                          778              613
   Other                                                             132               66
------------------------------------------------------------------------------------------
Total noninterest revenues                                         3,999            3,224
------------------------------------------------------------------------------------------
   Interest and dividends                                          3,329            2,613
   Interest expense                                                2,942            2,249
------------------------------------------------------------------------------------------
Net interest and dividends                                           387              364
------------------------------------------------------------------------------------------
Revenues, net of interest expense                                  4,386            3,588
------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                       2,066            1,845
   Floor brokerage and other production                              148               99
   Communications                                                    136              122
   Occupancy and equipment                                           122              111
   Advertising and market development                                 97               72
   Professional services                                              68               54
   Other operating and administrative expenses                       168              164
   Restructuring credit                                                -             (211)
------------------------------------------------------------------------------------------
Total noninterest expenses                                         2,805            2,256
------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of change in accounting principle                         1,581            1,332
Provision for income taxes                                           593              488
------------------------------------------------------------------------------------------
Income before cumulative effect of change
  in accounting principle                                            988              844
Cumulative effect of change in accounting principle
  (net of tax benefit of $12)                                          -              (15)
------------------------------------------------------------------------------------------
Net income                                                       $   988          $   829
==========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,                        December 31,
Dollars in millions                                                                    2000                              1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Assets:
Cash and cash equivalents                                                            $   2,365                         $   1,624
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                             2,439                             2,421

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                      $70,315                           $74,138
   Deposits paid for securities borrowed                                 38,524                            35,979
                                                                        -------                           -------
                                                                                       108,839                           110,117

Financial instruments owned and contractual commitments:
   U.S. government and government agency securities                      26,518                            25,734
   Corporate debt securities                                             12,537                             9,755
   Contractual commitments                                               12,398                            12,464
   Equity securities                                                      8,075                             7,291
   Non-U.S. government and government agency securities                   6,344                             6,638
   Mortgage loans and collateralized mortgage securities                  5,930                             5,622
   Money market instruments                                               5,412                             7,383
   Other financial instruments                                            2,572                             2,651
                                                                        -------                           -------
                                                                                        79,786                            77,538
Receivables:
   Customers                                                             21,694                            19,377
   Brokers, dealers and clearing organizations                            1,833                             1,767
   Receivable for securities provided as collateral                       1,605                             1,550
   Other                                                                  1,812                             2,754
                                                                        -------                           -------
                                                                                        26,944                            25,448

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $836 and
  $787, respectively                                                                       986                               953

Other assets                                                                             5,321                             5,733
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $ 226,680                         $ 223,834
==================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,                        December 31,
Dollars in millions                                                                    2000                                1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                     $  15,154                        $  17,827

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                       $86,591                          $75,801
   Deposits received for securities loaned                               11,806                           10,279
                                                                        -------                          -------
                                                                                        98,397                           86,080
Financial instruments sold, not yet purchased, and
  contractual commitments:
   U.S. government and government agency securities                      15,540                           24,664
   Non-U.S. government and government agency securities                  15,458                           15,402
   Contractual commitments                                               14,737                           16,432
   Equity securities                                                      5,321                            4,298
   Corporate debt securities and other                                    3,029                            2,156
                                                                        -------                          -------
                                                                                        54,085                           62,952
Payables and accrued liabilities:
   Customers                                                             14,367                           13,779
   Brokers, dealers and clearing organizations                            3,177                            1,122
   Obligation to return securities received as collateral                 2,494                            3,203
   Other                                                                 10,028                            9,979
                                                                        -------                          -------
                                                                                        30,066                           28,083
Term debt                                                                               18,357                           18,821

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior subordinated debt
   securities of the Company                                                               745                              745

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
        authorized; 1,000 shares issued and outstanding)                      -                                -
   Additional paid-in capital                                             1,696                            1,626
   Retained earnings                                                      8,175                            7,686
   Accumulated changes in equity from nonowner sources                        5                               14
                                                                        -------                          -------
Total stockholder's equity                                                               9,876                            9,326
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                            $226,680                         $223,834
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------
Dollars in millions
Three Months Ended March 31,                                                    2000        1999
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                   $    988    $    829
 Depreciation and amortization                                                     106          93
---------------------------------------------------------------------------------------------------
 Net income adjusted for noncash items                                           1,094         922
---------------------------------------------------------------------------------------------------
(Increase) decrease in operating assets -
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                           (18)        127
 Collateralized short-term financing agreements                                  1,278     (18,233)
 Financial instruments owned and contractual commitments                        (2,248)      3,519
 Receivables                                                                    (1,496)       (454)
 Other assets                                                                      246        (485)
---------------------------------------------------------------------------------------------------
 Increase in operating assets                                                   (2,238)    (15,526)
---------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
 Collateralized short-term financing agreements                                 12,317      26,619
 Financial instruments sold, not yet purchased, and contractual commitments     (8,867)     (4,068)
 Payables and accrued liabilities                                                1,492      (8,038)
---------------------------------------------------------------------------------------------------
 Increase in operating liabilities                                               4,942      14,513
---------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                                  3,798         (91)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Decrease in commercial paper and other short-term borrowings                   (2,673)       (316)
 Proceeds from issuance of term debt                                             1,964         572
 Term debt maturities and repurchases                                           (2,296)     (1,410)
 Collateralized mortgage obligations                                                (4)        (11)
 Dividends paid                                                                     (4)         (6)
 Other capital transactions                                                         70        --
---------------------------------------------------------------------------------------------------
Cash used in financing activities                                               (2,943)     (1,171)
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Assets securing collateralized mortgage obligations                                 4          11
 Property, equipment and leasehold improvements, net                              (118)        (71)
---------------------------------------------------------------------------------------------------
Cash used in investing activities                                                 (114)        (60)
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   741      (1,322)
Cash and cash equivalents at January 1,                                          1,624       2,261
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31,                                        $  2,365    $    939
---------------------------------------------------------------------------------------------------

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements reflect the accounts of Salomon Smith Barney Holdings Inc.("SSBH"), a New York corporation (the successor to Salomon Smith Barney Holdings Inc., a Delaware corporation) and its subsidiaries (collectively the "Company"). The Company is a wholly owned subsidiary of Citigroup Inc. Material intercompany transactions have been eliminated.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the use of management's best judgment and estimates. Estimates, including the fair value of contractual commitments, the outcome of litigation, realization of deferred tax assets and other matters that affect the reported amounts and disclosures of contingencies in the financial statements, may vary from actual results. The financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. Certain prior period amounts have been reclassified to conform to the current period presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements included in SSBH's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but that is not required for interim reporting purposes, has been condensed or omitted.

ACCOUNTING CHANGES

During the first quarter of 1999 the Company recorded the cumulative effect of a change in accounting principle of $15 million (net of tax benefit of $12 million) which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. In June 1999, the FASB issued SFAS No. 137 which postponed the effective date of SFAS 133 for one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the potential impact of the new accounting standard.

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
NOTE 2.  RESTRUCTURING CREDIT

During the first quarter of 1999, the Company recorded an adjustment of $211 million ($124 million after tax) to the restructuring reserve relating to the merger of Salomon Inc and Smith Barney Holdings Inc. in November 1997. This reduction in the reserve related to the Seven World Trade Center lease and resulted from a current reassessment of space needs due to the merger of Travelers Group Inc. and Citicorp. This reassessment indicated the need for increased occupancy by the Company utilizing space previously considered excess.

At March 31, 2000, the remaining restructuring reserve balance of $3 million, is included in "Payables and accrued liabilities-Other".

NOTE 3.  COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

     --------------------------------------------------------------------
     Dollars in millions
     Three months ended March 31,                          2000      1999
     --------------------------------------------------------------------

     Net income                                           $988       $829
     Other changes in equity from nonowner sources          (9)         5
     --------------------------------------------------------------------
         Total comprehensive income                       $979       $834
     --------------------------------------------------------------------

NOTE 4.  PRINCIPAL TRANSACTIONS REVENUES

The following table presents principal transactions revenues by business activity for the three months ended March 31, 2000 and 1999.

     -----------------------------------------------------------
     Dollars in millions
     Three months ended March 31,                  2000     1999
     -----------------------------------------------------------

     Fixed Income                                  $469     $682
     Equities                                       331      197
     Commodities                                     56       93
     Other                                            7        6
     -----------------------------------------------------------
     Total principal transactions revenues         $863     $978
     -----------------------------------------------------------

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

              SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Capital requirements related to SSBH's principal regulated subsidiaries are as follows:

                                                                                               NET          EXCESS OVER
(DOLLARS IN MILLIONS)                                                                          CAPITAL OR   MINIMUM
SUBSIDIARY                                             JURISDICTION                            EQUIVALENT   REQUIREMENTS
------------------------------------------------------------------------------------------------------------------------

Salomon Smith Barney Inc.               U.S. Securities and Exchange Commission                $2,318       $1,790
                                        Uniform Net Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited  United Kingdom's Securities and Futures Authority      $3,842       $1,093

Salomon Brothers AG                     Germany's Banking Supervisory Authority                $  195       $  159

------------------------------------------------------------------------------------------------------------------------

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At March 31, 2000, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

NOTE 6.  CONTRACTUAL COMMITMENTS

A summary of the Company's contractual commitments as of March 31, 2000 and December 31, 1999 is as follows:

                                                                MARCH 31, 2000                        DECEMBER 31, 1999
                                                      -----------------------------------    -----------------------------------
                                                                      Current Market or                     Current Market or
                                                                         Fair Value                            Fair Value
                                                      Notional      ---------------------    Notional     ----------------------
Dollars in billions                                    Amounts      Assets    Liabilities     Amounts     Assets     Liabilities
--------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                              $  501.9     $   -        $   -       $  528.1     $   -         $   -
   Other exchange-issued products:
     Equity contracts                                      8.9        .2           .2            8.4        .3            .3
     Fixed income contracts                                5.1         -            -            1.2         -             -
     Commodities contracts                                 1.4         -            -            1.2         -             -
------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                           517.3        .2           .2          538.9        .3            .3
------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps,
  floors and forward rate agreements:
   Swaps                                               2,743.4                               2,752.0
   Swap options written                                   81.7                                 100.2
   Swap options purchased                                 63.8                                  84.6
   Caps, floors and forward rate agreements              591.3                                 274.9
------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps, floors and
forward rate agreements (b)                            3,480.2       5.1          7.2        3,211.7       5.5           8.1
------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity indices    69.3       5.8          5.3           62.6       5.4           6.6
   Options and forward contracts on fixed-income
   securities                                            335.1        .8          1.6          210.2        .8           1.0
   Foreign exchange contracts and options(b)              43.4        .3           .3           50.1        .3            .3
   Commodities contracts                                  12.3        .2           .1           12.4        .2            .1
------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                         $4,457.6     $12.4        $14.7       $4,085.9     $12.5         $16.4
------------------------------------------------------------------------------------------------------------------------------

 (a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.
 (b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $15.4 billion and $5.6 billion at March 31, 2000 and $15.5 billion and $2.1 billion at December 31, 1999, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7.  SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management.

      -------------------------------------------------------------------------------------------
      Dollars in millions
      Three months ended March 31,                                              2000        1999
      -------------------------------------------------------------------------------------------
      Noninterest revenues:
         Investment Services                                                  $3,697      $2,964
         Asset Management                                                        302         260
      -------------------------------------------------------------------------------------------
      Total                                                                   $3,999      $3,224
      ===========================================================================================
      Net interest and dividends:
         Investment Services                                                  $  391      $  369
         Asset Management                                                         (4)         (5)
      -------------------------------------------------------------------------------------------
      Total                                                                   $  387      $  364
      ===========================================================================================
      Income before cumulative effect of change in accounting principle:
         Investment Services                                                  $  899      $  771
         Asset Management                                                         89          73
      -------------------------------------------------------------------------------------------
      Total                                                                   $  988      $  844
      ===========================================================================================

Total assets of the Investment Services and Asset Management segments were $225.3 billion and $1.4 billion, respectively, at March 31, 2000 and $222.4 billion and $1.4 billion, respectively, at December 31, 1999. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

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

NOTE 9.  SUBSEQUENT EVENT

On May 1, 2000, the Company completed the approximately $2.2 billion acquisition of the global investment banking business and related assets of Schroders plc, including all corporate finance, financial markets and securities activities. The combined European operations of the Company will now be known as Schroder Salomon Smith Barney.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.
RESULTS OF OPERATIONS

The Company recorded net income of $988 million for the three months ended March 31, 2000 (the "2000 Quarter") compared to $829 million for the three months ended March 31, 1999 (the "1999 Quarter"). Included in the 1999 Quarter's results was a credit of $211 million ($124 million after tax) to the restructuring reserve relating to the November 28, 1997 merger of Salomon Inc and Smith Barney Holdings Inc. (see Note 2 for further discussion of the restructuring credit). During the 1999 Quarter the Company recorded the cumulative effect of a change in accounting principle of $15 million (net of tax benefit of $12 million) which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities. Revenues, net of interest expense, were $4.4 billion in the 2000 Quarter compared to $3.6 billion in the 1999 Quarter.

Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.


INVESTMENT SERVICES


     ------------------------------------------------------------------------
     Dollars in millions
     For the three months ended March 31,                   2000         1999
     ------------------------------------------------------------------------
     Revenues:
        Commissions                                      $ 1,309      $   900
        Investment banking                                   905          656
        Principal transactions                               860          974
        Asset management and administration fees             495          372
        Other                                                128           62
     ------------------------------------------------------------------------
     Total noninterest revenues                            3,697        2,964
     ------------------------------------------------------------------------
        Net interest and dividends                           391          369
     ------------------------------------------------------------------------
     Revenues, net of interest expense                     4,088        3,333
     ------------------------------------------------------------------------
     Noninterest expenses:
        Compensation and benefits                          2,003        1,792
        Other operating and administrative expenses          651          540
        Restructuring credit                                   -         (211)
     ------------------------------------------------------------------------
     Total noninterest expense                             2,654        2,121
     ------------------------------------------------------------------------
     Income before income taxes and cumulative
        effect of change in accounting principle           1,434        1,212
     ------------------------------------------------------------------------
     Provision for income taxes                              535          441
     ------------------------------------------------------------------------
     Income before cumulative effect of change
        in accounting principle                          $   899       $  771
     ------------------------------------------------------------------------

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The Company's investment services segment reported income of $899 million for the 2000 Quarter compared to $771 million for the 1999 Quarter. Revenues, net of interest expense, increased to $4,088 million in the 2000 Quarter compared to $3,333 million in the 1999 Quarter as a result of increases in commissions, investment banking fees, and asset management and administration fees.

Commission revenues of $1,309 million in the 2000 Quarter increased 45% compared to the 1999 Quarter as a result of increases in listed, OTC, and mutual fund commissions. During the 2000 Quarter annualized gross production per financial consultant increased to $598 thousand reflecting the continued strength of the Private Client business.

Investment banking revenues increased to $905 million in the 2000 Quarter compared to $656 million in the 1999 Quarter primarily due to an increase in equity underwriting.

Principal transactions revenues, while down from the 1999 Quarter, increased 58% compared to the fourth quarter of 1999, due to increases in fixed income and global equities revenues. For further information related to principal transactions revenues see Note 4 to the condensed consolidated financial statements.

The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are externally managed through the Consulting Group. Asset management and administration fees increased to $495 million in the 2000 Quarter compared to $372 million in the 1999 Quarter as a result of the growth in assets under fee-based management. Assets under fee-based management increased significantly at March 31, 2000 compared to March 31, 1999 causing the corresponding increase in revenue.

Net interest and dividends increased to $391 million in the 2000 Quarter compared to $369 million in the 1999 Quarter as a result of increased margin lending to clients offset to an extent by a decrease in mortgage-backed inventory.

Total expenses, excluding interest and the restructuring credit, increased to $2,654 million in the 2000 Quarter compared to $2,332 million in the 1999 Quarter primarily as a result of an increase in production-related compensation and benefits expense, reflecting increased revenues of the Company. The Company continues to maintain its focus on controlling fixed expenses.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


ASSET MANAGEMENT


     --------------------------------------------------------------------
     Dollars in millions
     For the three months ended March 31,                   2000     1999
     --------------------------------------------------------------------
     Revenues:
        Asset management and administration fees            $283     $241
        Other revenue, net                                    15       14
     --------------------------------------------------------------------
     Revenues, net of interest expense                       298      255
     --------------------------------------------------------------------
     Noninterest expenses:
        Compensation and benefits                             63       53
        Other operating and administrative expenses           88       82
     --------------------------------------------------------------------
     Total noninterest expense                               151      135
     --------------------------------------------------------------------
     Income before income taxes and cumulative
       effect of change in accounting principle              147      120
     --------------------------------------------------------------------
     Provision for income taxes                               58       47
     --------------------------------------------------------------------
     Income before cumulative effect of change
       in accounting principle                              $ 89     $ 73
     --------------------------------------------------------------------

The Company's asset management segment revenues, net of interest expense, rose 17% to $298 million in the 2000 Quarter compared to $255 million in the 1999 Quarter. The primary revenue for the asset management segment is asset management and administration fees, which were $283 million in the 2000 Quarter, compared to $241 million in the 1999 Quarter. The overall increases in fees reflects broad growth in all asset management products. Assets under management for the segment reached $226.9 billion at March 31, 2000, an increase of 15% from March 31, 1999. Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $151 million in the 2000 Quarter compared to $135 million in the 1999 Quarter. The increases reflect continuing investment in the business infrastructure to support sustained growth. Other operating and administrative expense includes amortization of deferred commissions which relate to the sale of load mutual funds.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Total assets under fee-based management were as follows:

------------------------------------------------------------------
Dollars in billions
At March 31,                                         2000     1999
------------------------------------------------------------------

Money market funds                                  $74.5    $63.7
Mutual funds                                         70.0     62.2
Managed accounts                                     82.4     72.1
------------------------------------------------------------------
     Salomon Smith Barney Asset Management          226.9    198.0

Financial Consultant managed accounts *              31.7     18.6
------------------------------------------------------------------

Total internally managed assets                     258.6    216.6

Consulting Group externally managed assets *         86.7     73.1
------------------------------------------------------------------

Total assets under fee-based management            $345.3   $289.7
==================================================================

*Related results included in Investment Services segment.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $226.7 billion at March 31, 2000, up from $223.8 billion at December 31, 1999. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and securities loaned, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $154.8 billion at March 31, 2000. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $15.1 billion at March 31, 2000.

The Company has committed uncollateralized revolving lines of credit from commercial banks totaling $5.0 billion, from which it may borrow at various interest rate options (LIBOR, CD or base rate), and compensates the banks for the facilities through facility fees. At March 31, 2000 there were no outstanding borrowings under these facilities. Under these facilities the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At March 31, 2000, this requirement was exceeded by approximately $4.0 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

The Company's global borrowing relationships are with a broad range of banks, financial institutions and other firms from which it draws funds. The volume of the Company's borrowings generally fluctuates in response to changes in the level of the Company's financial instruments and contractual commitments, customer balances, the amount of reverse repurchase transactions outstanding and securities borrowed transactions. As the Company's activities increase, borrowings generally increase to fund the additional activities. Availability of financing to the Company can vary depending upon market conditions, credit ratings, and the overall availability of credit to the securities industry. The Company seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RISK MANAGEMENT

MARKET RISK

Measuring market risk using statistical risk management models has recently become the main focus of risk management efforts by many companies whose earnings are exposed to changes in the fair value of financial instruments. Management believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. While Value at Risk ("VAR") models are relatively sophisticated, they are of limited use for internal risk management because they do not give any indication of the direction or magnitude of individual risk exposures or which market scenarios represent the largest risk exposures. These models are used by the Company only as a supplement to other risk management tools.

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments owned and sold, contractual commitments, repurchase and resale agreements, and related funding at March 31, 2000 and December 31, 1999. The VAR relating to non-trading instruments has been excluded from this analysis.

  -------------------------------------------------------------------------------------------------
  RISK EXPOSURES            March 31,   First Quarter   First Quarter  First Quarter   December 31,
  ($ IN MILLIONS)             2000       2000 Average     2000 High       2000 Low       1999
  -------------------------------------------------------------------------------------------------
  Interest rate                $21            $23             $28            $19           $20
  Equities                      11              5              14              1             6
  Commodities                    7              6               8              5             8
  Currency                       1              1               3              -             -
  Diversification Benefit      (16)           (11)            N/A            N/A           (11)
  -------------------------------------------------------------------------------------------------
        Total                  $24            $24             $27            $20           $23
  -------------------------------------------------------------------------------------------------

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at March 31, 2000, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. Over 200 risk factors are used in the VAR simulations. VAR reflects the risk profile of the Company at March 31, 2000, and is not a predictor of future results.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in economic conditions, including the performance of global financial markets, and risks associated with fluctuating currency values and interest rates; competitive, regulatory or tax changes that affect the cost of or the demand for the Company's products; and the resolution of legal proceedings and environmental matters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.

For information concerning the complaints filed in the U.S. District Court for the Eastern District of Louisiana (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney, Inc. et ano. and The City of New Orleans v. Smith Barney, Inc. et ano.), a purported class action in Florida against numerous broker-dealers including the Company (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.), and the IRS and SEC industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, see the description that appears in the fourth, fifth and sixth paragraphs under the caption " Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.2 to this form 10-Q and incorporated by reference herein. In April 2000, seventeen investment banks, including the Company, entered into an agreement with the federal government to settle charges related to the pricing of Treasury securities in advanced refunding transactions. Thereafter, plaintiffs filed voluntary discontinuances in the two Louisiana federal actions.

For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the seventh paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.3 to this Form 10-Q and incorporated by reference herein. In March 2000, plaintiffs' motion to dismiss the Company's amended counterclaims was argued, and no decision has been rendered.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits: See Exhibit Index.

        (b)     Reports on Form 8-K:

On January 18, 2000, SSBH filed a Current Report on Form 8-K, dated January 18, 2000, reporting under Item 5 thereof the proposed acquisition of the investment banking business of Schroders plc and the results of the Company's operations for the three and twelve month periods ended December 31, 1999 and 1998.

No other reports on Form 8-K were filed during the first quarter of 2000; however, on April 17, 2000, SSBH filed a Current Report on Form 8-K, dated April 17, 2000, reporting under Item 5 thereof the results of its operations for the three month period ended March 31, 2000 and 1999.



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

27.01+     Financial Data Schedule.

99.01+ Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

99.02+ Fourth, fifth and sixth paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

99.03+ Seventh paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).


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


                                  SALOMON SMITH BARNEY HOLDINGS INC.
                                  (Registrant)



Date:  May 12, 2000              By:  /s/ Charles W. Scharf
                                       ----------------------------------------
                                  Charles W. Scharf
                                  Chief Financial Officer



                                  By:  /s/ Michael J. Day
                                       ----------------------------------------
                                  Michael J. Day
                                  Controller