Form 10-Q
period 2000-06-30
SALOMON SMITH BARNEY HOLDINGS INC
filed 2000-08-11
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                          COMMISSION FILE NUMBER 1-4346

                       SALOMON SMITH BARNEY HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                             11-2418067
  (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

        388 GREENWICH STREET
         NEW YORK, NEW YORK
       (ADDRESS OF PRINCIPAL                         10013
         EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 816-6000

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES      X           NO
                                            ---------          ---------

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                                                                 PAGE
                                                                                                 ----
Part I.      Financial Information
             ---------------------

  Item 1.    Condensed Consolidated Financial Statements:

             Condensed Consolidated Statements of Income (Unaudited) -
                         Three and six months ended June 30, 2000 and 1999                              1

             Condensed Consolidated Statements of Financial Condition -
                         June 30, 2000 (Unaudited) and December 31, 1999                            2 - 3

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
                         Six months ended June 30, 2000 and 1999                                        4

             Notes to Condensed Consolidated Financial Statements (Unaudited)                       5 - 9

  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                          10 - 18

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                19

Part II.     Other Information
             -----------------

  Item 1.    Legal Proceedings                                                                         19

  Item 6.    Exhibits and Reports on Form 8-K                                                          19

Exhibit Index                                                                                          20

Signatures                                                                                             21

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                             Three Months             Six Months
Period Ended June 30,                                                        2000          1999        2000      1999
-------------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                            $ 1,020       $   905     $ 2,333   $ 1,808
   Investment banking                                                         834           771       1,747     1,435
   Asset management and administration fees                                   820           652       1,598     1,265
   Principal transactions                                                     640           704       1,503     1,682
   Other                                                                      107            52         239       118
-------------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                                  3,421         3,084       7,420     6,308
-------------------------------------------------------------------------------------------------------------------------
   Interest and dividends                                                   3,933         2,866       7,262     5,479
   Interest expense                                                         3,468         2,414       6,410     4,663
-------------------------------------------------------------------------------------------------------------------------
Net interest and dividends                                                    465           452         852       816
-------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                           3,886         3,536       8,272     7,124
-------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                                2,072         1,753       4,138     3,598
   Floor brokerage and other production                                       153           125         301       224
   Communications                                                             159           114         295       236
   Occupancy and equipment                                                    137           108         259       219
   Advertising and market development                                         113            83         210       155
   Professional services                                                       86            56         154       110
   Other operating and administrative expenses                                190           195         358       359
   Restructuring credit                                                         -             -           -      (211)
-------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                  2,910         2,434       5,715     4,690
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of change in accounting principle                                    976         1,102       2,557     2,434
Provision for income taxes                                                    318           406         911       894
-------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
  in accounting principle                                                     658           696       1,646     1,540
Cumulative effect of change in accounting principle
  (net of tax benefit of $12)                                                   -             -           -       (15)
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                $   658       $   696     $ 1,646   $ 1,525
=========================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-------------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30,              December 31,
Dollars in millions                                                                           2000                   1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Assets:
Cash and cash equivalents                                                                     $  1,746              $  1,624
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                     2,305                 2,421

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                                 $74,147               $74,138
   Deposits paid for securities borrowed                                            42,040                35,979
                                                                              -------------             ---------
                                                                                               116,187               110,117

Financial instruments owned and contractual commitments:
   U.S. government and government agency securities                                 34,951                25,734
   Corporate debt securities                                                        11,699                 9,755
   Contractual commitments                                                          11,561                12,464
   Non-U.S. government and government agency securities                             11,175                 6,638
   Equity securities                                                                 8,769                 7,291
   Money market instruments                                                          8,161                 7,383
   Mortgage loans and collateralized mortgage securities                             5,699                 5,622
   Other financial instruments                                                       2,952                 2,651
                                                                              -------------             ---------
                                                                                                94,967                77,538
Receivables:
   Customers                                                                        27,095                19,377
   Brokers, dealers and clearing organizations                                       2,617                 1,767
   Receivable for securities provided as collateral                                  1,323                 1,550
   Other                                                                             1,853                 2,754
                                                                              -------------             ---------
                                                                                                32,888                25,448

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $859 and
  $787, respectively                                                                             1,091                   953

Other assets                                                                                     6,910                 5,733
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  $256,094              $223,834
===============================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30,                 December 31,
Dollars in millions                                                                             2000                        1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                                $ 22,400                   $ 17,827

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                                   $102,841                 $75,801
   Deposits received for securities loaned                                            16,547                  10,279
                                                                                  ------------              ---------
                                                                                                 119,388                     86,080
Financial instruments sold, not yet purchased, and
   contractual commitments:
   U.S. government and government agency securities                                   16,533                  24,664
   Contractual commitments                                                            13,621                  16,432
   Non-U.S. government and government agency securities                               12,527                  15,402
   Corporate debt securities and other                                                 4,605                   2,156
   Equity securities                                                                   4,578                   4,298
                                                                                  ------------              ---------
                                                                                                  51,864                     62,952
Payables and accrued liabilities:
   Customers                                                                          13,019                  13,779
   Brokers, dealers and clearing organizations                                         6,101                   1,122
   Obligation to return securities received as collateral                              1,911                   3,203
   Other                                                                              10,465                   9,979
                                                                                  ------------              ---------
                                                                                                  31,496                     28,083
Term debt                                                                                         19,925                     18,821

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior subordinated debt
   securities of the Company                                                                         745                        745

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
        authorized; 1,000 shares issued and outstanding)                                   -                       -
   Additional paid-in capital                                                          1,772                   1,626
   Retained earnings                                                                   8,500                   7,686
   Accumulated changes in equity from nonowner sources                                     4                      14
                                                                                  ------------              ---------
Total stockholder's equity                                                                        10,276                      9,326
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                      $256,094                   $223,834
====================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
Dollars in millions
Six Months Ended June 30,                                                           2000             1999
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                       $  1,646        $  1,525
 Depreciation and amortization                                                         223             179
-----------------------------------------------------------------------------------------------------------
 Net income adjusted for noncash items                                               1,869           1,704
-----------------------------------------------------------------------------------------------------------
(Increase) decrease in operating assets -
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                               116               1
 Collateralized short-term financing agreements                                     (6,070)        (12,167)
 Financial instruments owned and contractual commitments                           (17,429)          8,059
 Receivables                                                                        (7,440)           (757)
 Other assets                                                                       (1,482)           (946)
-----------------------------------------------------------------------------------------------------------
 Increase in operating assets                                                      (32,305)         (5,810)
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
 Collateralized short-term financing agreements                                     33,308          14,278
 Financial instruments sold, not yet purchased, and contractual commitments        (11,088)         (1,834)
 Payables and accrued liabilities                                                    3,090          (4,851)
-----------------------------------------------------------------------------------------------------------
 Increase in operating liabilities                                                  25,310           7,593
-----------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                                     (5,126)          3,487
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Increase (decrease) in commercial paper and other short-term borrowings             4,573          (1,881)
 Proceeds from issuance of term debt                                                 4,882           2,414
 Term debt maturities and repurchases                                               (3,562)         (3,199)
 Collateralized mortgage obligations                                                    (6)            (21)
 Dividends paid                                                                       (503)           (422)
 Other capital transactions                                                            146               -
-----------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                      5,530          (3,109)
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Assets underlying collateralized mortgage obligations                                   6              22
 Property, equipment and leasehold improvements, net                                  (288)           (153)
-----------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                     (282)           (131)
-----------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                  122             247
Cash and cash equivalents at January 1,                                              1,624           2,261
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30,                                             $  1,746        $  2,508
-----------------------------------------------------------------------------------------------------------

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements reflect the accounts of Salomon Smith Barney Holdings Inc. ("SSBH"), a New York corporation (the successor to Salomon Smith Barney Holdings Inc., a Delaware corporation) and its subsidiaries (collectively the "Company"). The Company is a wholly owned subsidiary of Citigroup Inc. Material intercompany transactions have been eliminated.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the use of management's best judgment and estimates. Estimates, including the fair value of contractual commitments, the outcome of litigation, realization of deferred tax assets and other matters that affect the reported amounts and disclosures of contingencies in the financial statements, may vary from actual results. The financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. Certain prior period amounts have been reclassified or restated to conform to the current period presentation.

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

On May 1, 2000, the Company completed the approximately $2.2 billion acquisition of the global investment banking business and related net assets of Schroders plc, including all corporate finance, financial markets and securities activities. The combined European operations of the Company will now be known as Schroder Salomon Smith Barney.

ACCOUNTING CHANGES

During the first quarter of 1999 the Company recorded the cumulative effect of a change in accounting principle of $15 million (net of tax benefit of $12 million) which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133 ("SFAS 137"), which postponed the effective date of SFAS 133 to January 1, 2001 for calendar year companies such as the Company. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 138"), which will become effective concurrently with SFAS 137.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Under SFAS 133, as amended by SFAS 138, an entity is required to recognize all freestanding and embedded derivatives at fair value in earnings unless the derivatives can be designated as hedges of certain exposures for which specific hedge accounting is prescribed. If certain conditions are met, a derivative may be designated as a hedge of the fair value changes of a recognized asset, liability or an unrecognized firm commitment; or a hedge of the exposure to variable cash flows of a recognized asset, liability or a forecasted transaction; or a hedge of the foreign currency exposure of a recognized asset, liability, a net investment in a foreign operation, an unrecognized firm commitment or a forecasted transaction.

The Company is in the process of evaluating the potential impact of adopting these new accounting standards.

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

NOTE 3.     COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

------------------------------------------------------------------------------------------
Dollars in millions                      Three Months                   Six Months
Period ended June 30,               2000           1999            2000           1999
------------------------------------------------------------------------------------------
Net income                         $   658        $   696        $ 1,646        $ 1,525
Other changes in equity from
 nonowner sources                       (1)            (6)           (10)            (1)
------------------------------------------------------------------------------------------
Total comprehensive income         $   657        $   690        $ 1,636        $ 1,524
------------------------------------------------------------------------------------------

NOTE 4.     PRINCIPAL TRANSACTIONS REVENUES

The following table presents principal transactions revenues by business activity for the three and six months ended June 30, 2000 and 1999.

-------------------------------------------------------------------------------------------------------------
Dollars in millions                                               Three Months               Six Months
Period ended June 30,                                          2000         1999         2000          1999
-------------------------------------------------------------------------------------------------------------
Fixed Income                                                  $  223       $  384       $  692       $1,066
Equities                                                         318          269          649          466
Commodities                                                       87           29          143          122
Other                                                             12           22           19           28
-------------------------------------------------------------------------------------------------------------
Total principal transactions revenues                         $  640       $  704       $1,503       $1,682
-------------------------------------------------------------------------------------------------------------

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5.     CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to SSBH's principal regulated subsidiaries are as follows:

                                                                                                      NET              EXCESS OVER
(DOLLARS IN MILLIONS)                                                                                 CAPITAL OR       MINIMUM
SUBSIDIARY                                                     JURISDICTION                           EQUIVALENT       REQUIREMENTS
------------------------------------------------------------------------------------------------------------------------------------
                                             U.S. Securities and Exchange Commission
Salomon Smith Barney Inc.                    Uniform Net Capital Rule (Rule 15c3-1)                   $2,623             $2,063

Salomon Brothers International Limited       United Kingdom's Securities and Futures Authority        $3,485             $  798

Salomon Brothers AG                          Germany's Banking Supervisory Authority                  $  151             $  123
------------------------------------------------------------------------------------------------------------------------------------

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At June 30, 2000, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6.     CONTRACTUAL COMMITMENTS

A summary of the Company's contractual commitments as of June 30, 2000 and December 31, 1999 is as follows:

                                                                          JUNE 30, 2000                    DECEMBER 31, 1999
                                                                 --------------------------------   --------------------------------
                                                                               Current Market or                 Current Market or
                                                                                  Fair Value                         Fair Value
                                                                 Notional    --------------------   Notional    --------------------
Dollars in billions                                              Amounts     Assets   Liabilities   Amounts     Assets   Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                                        $  151.1    $      -    $      -   $  528.1    $      -   $    -
   Other exchange-issued products:
     Equity contracts                                                9.3          .2          .2        8.4          .3       .3
     Fixed income contracts                                          8.7           -           -        1.2           -        -
     Commodities contracts                                           1.9           -           -        1.2           -        -
------------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                                     171.0          .2          .2      538.9          .3       .3
------------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps, floors
  and forward rate agreements:
   Swaps                                                         2,868.0                            2,752.0
   Swap options written                                             82.9                              100.2
   Swap options purchased                                           63.4                               84.6
   Caps, floors and forward rate agreements                        559.1                              274.9
------------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps, floors and forward rate
  agreements (b)                                                 3,573.4         5.3         7.0    3,211.7         5.5      8.1
------------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity indices              63.7         4.9         5.1       62.6         5.4      6.6
   Options and forward contracts on fixed-income securities        380.2          .9         1.0      210.2          .8      1.0
   Foreign exchange contracts and options(b)                        34.7          .2          .3       50.1          .3       .3
   Commodities contracts                                            11.0          .1           -       12.4          .2       .1
------------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                                   $4,234.0    $   11.6    $   13.6   $4,085.9    $   12.5   $ 16.4
------------------------------------------------------------------------------------------------------------------------------------

(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $14.9 billion and $4.7 billion at June 30, 2000 and $15.5 billion and $2.1 billion at December 31, 1999, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7.     SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management.

---------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                        Three Months               Six Months
Period ended June 30,                                                   2000         1999         2000          1999
---------------------------------------------------------------------------------------------------------------------
Noninterest revenues:
   Investment Services                                                 $ 3,123      $ 2,805      $ 6,820      $ 5,769
   Asset Management                                                        298          279          600          539
---------------------------------------------------------------------------------------------------------------------
Total                                                                  $ 3,421      $ 3,084      $ 7,420      $ 6,308
=====================================================================================================================
Net interest and dividends:
    Investment Services                                                $   466      $   456      $   857      $   825
    Asset Management                                                        (1)          (4)          (5)          (9)
---------------------------------------------------------------------------------------------------------------------
Total                                                                  $   465      $   452      $   852      $   816
=====================================================================================================================
Income before cumulative effect of change
  in accounting principle:
   Investment Services                                                 $   578      $   608      $ 1,477      $ 1,379
   Asset Management                                                         80           88          169          161
---------------------------------------------------------------------------------------------------------------------
Total                                                                  $   658      $   696      $ 1,646      $ 1,540
=====================================================================================================================

Total assets of the Investment Services and Asset Management segments were $254.6 billion and $1.5 billion, respectively, at June 30, 2000 and $222.4 billion and $1.4 billion, respectively, at December 31, 1999. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

RESULTS OF OPERATIONS

The Company recorded net income of $658 million for the three months ended June 30, 2000 (the "2000 Quarter") compared to net income of $696 million for the three months ended June 30, 1999 (the "1999 Quarter"). Revenues, net of interest expense, were $3,886 million in the 2000 Quarter compared to $3,536 million in the 1999 Quarter reflecting increases in commissions, investment banking fees, and asset management and administration fees.

For the six months ended June 30, 2000 (the "2000 Period") the Company reported net income of $1,646 million compared to net income of $1,525 million reported for the six months ended June 30, 1999 (the "1999 Period"). Revenues, net of interest expense, were $8,272 million in the 2000 Period compared to $7,124 million in the 1999 Period.

Included in the 1999 Period's results was a credit of $211 million ($124 million after tax) to the restructuring reserve relating to the November 28, 1997 merger of Salomon Inc and Smith Barney Holdings Inc. (see Note 2 to the condensed consolidated financial statements for further discussion of the restructuring credit). During the first quarter of 1999 the Company recorded the cumulative effect of a change in accounting principle of $15 million (net of tax benefit of $12 million) which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities.

Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INVESTMENT SERVICES

------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                             Three Months            Six Months
Period Ended June 30,                                                        2000        1999        2000        1999
------------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                             $ 1,017     $   903     $ 2,326     $ 1,803
   Investment banking                                                          826         761       1,731       1,417
   Principal transactions                                                      635         698       1,495       1,672
   Asset management and administration fees                                    540         396       1,035         768
   Other                                                                       105          47         233         109
------------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                                   3,123       2,805       6,820       5,769
------------------------------------------------------------------------------------------------------------------------
   Net interest and dividends                                                  466         456         857         825
------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                            3,589       3,261       7,677       6,594
------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                                 2,012       1,706       4,015       3,498
   Other operating and administrative expenses                                 735         600       1,386       1,140
   Restructuring credit                                                          -           -           -        (211)
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                    2,747       2,306       5,401       4,427
------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
    effect of change in accounting principle                                   842         955       2,276       2,167
------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                     264         347         799         788
------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
    in accounting principle                                                $   578     $   608     $ 1,477     $ 1,379
------------------------------------------------------------------------------------------------------------------------

The Company's investment services segment reported income of $578 million and $1,477 million for the 2000 Quarter and 2000 Period, compared to $608 million and $1,379 million for the 1999 Quarter and 1999 Period. Revenues, net of interest expense, increased to $3,589 million and $7,677 million in the 2000 Quarter and 2000 Period compared to $3,261 million and $6,594 million in the 1999 Quarter and 1999 Period as a result of increases in commissions, investment banking fees, and asset management and administration fees.

Commission revenues increased 13% to $1,017 million in the 2000 Quarter compared to $903 million in the 1999 Quarter. This increase is primarily the result of an increase in listed commissions. In the 2000 Period commission revenues increased 29% to $2,326 million. During the 2000 Period annualized gross production per financial consultant increased to $548 thousand reflecting the continued strength of the Private Client business. Also contributing to the increase in the 2000 Period was an increase in OTC commissions.

Investment banking revenues increased to $826 million in the 2000 Quarter compared to $761 million in the 1999 Quarter. Increases in merger and acquisition fees, and equity underwriting, were partially offset by a

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

decline in high yield underwriting. In the 2000 Period, investment banking revenue increased 22% to $1,731 million.

Principal transactions revenues decreased to $635 million in the 2000 Quarter compared to $698 million in the 1999 Quarter and declined 11% in the 2000 Period as a result of less robust conditions in the fixed income markets. For further information related to principal transactions revenues see Note 4 to the condensed consolidated financial statements.

The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are managed through the Consulting Group. Asset management and administration fees increased to $540 million and $1,035 million in the 2000 Quarter and 2000 Period compared to $396 million and $768 million in the 1999 Quarter and 1999 Period as a result of the growth in assets under fee-based management. Assets under fee-based management increased significantly at June 30, 2000 compared to June 30, 1999 causing the corresponding increase in revenue.

Other income increased to $105 million in the 2000 Quarter and $233 million in the 2000 Period primarily as a result of increased revenues from Nikko Salomon Smith Barney Limited, the Company's joint venture with The Nikko Securities Co., Ltd.

Net interest and dividends increased to $466 million and $857 million in the 2000 Quarter and 2000 Period compared to $456 million and $825 million in the 1999 Quarter and 1999 Period. These increases were a result of increased margin lending to clients offset to an extent by a decrease in mortgage-backed inventory.

Total expenses, excluding interest and the restructuring credit, increased to $2,747 million in the 2000 Quarter compared to $2,306 million in the 1999 Quarter primarily as a result of an increase in production-related compensation and benefits expense, reflecting increased revenues of the Company. Also contributing to the increase in expenses was the acquisition of Schroders plc in the 2000 Quarter. Total expenses, excluding interest and the restructuring credit, were $5,401 million in the 2000 Period compared to $4,638 million in the 1999 Period. The Company continues to maintain its focus on controlling fixed expenses.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


ASSET MANAGEMENT

-----------------------------------------------------------------------------------------------------------------
Dollars in millions                                                      Three Months             Six Months
Period Ended June 30,                                                  2000       1999          2000      1999
-----------------------------------------------------------------------------------------------------------------
Revenues:
   Asset management and administration fees                            $280       $256          $563      $497
   Other revenue, net                                                    17         19            32        33
-----------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                       297        275           595       530
-----------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                             60         47           123       100
   Other operating and administrative expenses                          103         81           191       163
-----------------------------------------------------------------------------------------------------------------
Total noninterest expense                                               163        128           314       263
-----------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
 effect of change in accounting principle                               134        147           281       267
-----------------------------------------------------------------------------------------------------------------
Provision for income taxes                                               54         59           112       106
-----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
  in accounting principle                                              $ 80       $ 88          $169      $161
=================================================================================================================

The Company's asset management segment revenues, net of interest expense, rose 8% to $297 million and 12% to $595 million in the 2000 Quarter and 2000 Period compared to $275 million and $530 million in the 1999 Quarter and 1999 Period. The primary revenue for the asset management segment is asset management and administration fees, which were $280 million and $563 million in the 2000 Quarter and 2000 Period, compared to $256 million and $497 million in the 1999 Quarter and 1999 Period. The overall increases in fees reflects broad growth in all asset management products. Assets under management for the segment reached $233.7 billion at June 30, 2000, an increase of 9% from June 30, 1999. Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $163 million and $314 million in the 2000 Quarter and 2000 Period compared to $128 million and $263 million in the 1999 Quarter and 1999 Period. The increases reflect continuing investment in the business infrastructure to support sustained growth. Other operating and administrative expense includes amortization of deferred commissions which relate to the sale of load mutual funds.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Total assets under fee-based management were as follows:

------------------------------------------------------------------------------------------
Dollars in billions
At June 30,                                                             2000         1999
------------------------------------------------------------------------------------------
Money market funds                                                   $  72.9      $  63.9
Mutual funds                                                            67.0         62.4
Managed accounts                                                        82.6         75.6
Unit investment trusts held in client accounts                          11.2         12.9
------------------------------------------------------------------------------------------
     Salomon Smith Barney Asset Management                             233.7        214.8

Financial Consultant managed accounts *                                 58.2         29.5

Consulting Group and internally managed assets *                       135.8        113.6
------------------------------------------------------------------------------------------

Total assets under fee-based management  (1)                         $ 427.7      $ 357.9
------------------------------------------------------------------------------------------

*      Related results included in Investment Services segment.

(1) Includes jointly managed assets of $57.0 billion and $41.0 billion as of June 30, 2000 and 1999, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company had total assets of $256.1 billion at June 30, 2000, up from $223.8 billion at December 31, 1999. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and securities loaned, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $181.8 billion at June 30, 2000. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $22.3 billion at June 30, 2000.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit from commercial banks that extends through May 2001. The Company may borrow under this revolving credit facility at various interest rate options (LIBOR, CD or base rate), and compensates the banks for this facility through facility fees. At June 30, 2000 there were no outstanding borrowings under this facility. Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At June 30, 2000, this requirement was exceeded by approximately $3.5 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments owned and sold, contractual commitments, repurchase and resale agreements, and related funding at June 30, 2000 and December 31, 1999. The VAR relating to non-trading instruments has been excluded from this analysis.

  ----------------------------------------------------------------------------------------------------
  RISK EXPOSURES                June 30,  Second Quarter  Second Quarter  Second Quarter  December 31,
  ($ IN MILLIONS)                 2000     2000 Average     2000 High        2000 Low         1999
  ----------------------------------------------------------------------------------------------------
  Interest rate                   $ 20          $ 22          $ 26            $ 19           $ 20
  Equities                           2             5            13               1              6
  Commodities                       12             9            13               7              8
  Currency                           1             1             2               -              -
  Diversification Benefit          (12)          (13)          N/A             N/A            (11)
  ----------------------------------------------------------------------------------------------------
       Total                      $ 23          $ 24          $ 30            $ 20           $ 23
  ----------------------------------------------------------------------------------------------------

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at June 30, 2000, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. Over 200 risk factors are used in the VAR simulations. VAR reflects the risk profile of the Company at June 30, 2000, and is not a predictor of future results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346), which description is included as Exhibit 99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits:         See Exhibit Index.

       (b)    Reports on Form 8-K:

On April 17, 2000, SSBH filed a Current Report on Form 8-K, dated April 17, 2000, reporting under Item 5 thereof the results of the Company's operations for the three month periods ended March 31, 2000 and 1999.

No other reports on Form 8-K were filed during the second quarter of 2000; however, on July 19, 2000, SSBH filed a Current Report on Form 8-K, dated July 19, 2000, reporting under Item 5 thereof the results of its operations for the three and six month periods ended June 30, 2000 and 1999.

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

99.02+ First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File
                    No.1-4346).

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of SSBH does not exceed 10% of the total assets of SSBH and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

- ---------------
+  Filed herewith

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


                                            SALOMON SMITH BARNEY HOLDINGS INC.
                                            ----------------------------------
                                            (Registrant)



Date:  August 11, 2000                      By:   /s/ William Bozarth
                                                 -----------------------------
                                            William Bozarth
                                            Chief Financial Officer

                                            By:  /s/ Michael J. Day
                                                 -----------------------------
                                            Michael J. Day
                                            Controller