Form 10-Q
period 2000-09-30
SALOMON SMITH BARNEY HOLDINGS INC
filed 2000-11-13
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                                                                                                     PAGE
                                                                                                                     ----
Part I.           Financial Information

  Item 1.         Condensed Consolidated Financial Statements:

                  Condensed Consolidated Statements of Income (Unaudited) -
                           Three and nine months ended September 30, 2000 and 1999                                     1

                  Condensed Consolidated Statements of Financial Condition -
                           September 30, 2000 (Unaudited) and December 31, 1999                                    2 - 3

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                           Nine months ended September 30, 2000 and 1999                                               4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                                 5 - 9

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                    10 - 18

  Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                          19

Part II.          Other Information

  Item 1.         Legal Proceedings                                                                                   19

  Item 6.         Exhibits and Reports on Form 8-K                                                                    19


  Exhibit Index                                                                                                       20

  Signatures                                                                                                          21

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


        -----------------------------------------------------------------------------------------------------------------------
        Dollars in millions                                                  Three Months                     Nine Months
        Period Ended September 30,                                       2000            1999            2000           1999
        -----------------------------------------------------------------------------------------------------------------------
        Revenues:
           Commissions                                                $   994         $   815         $ 3,327        $ 2,623
           Investment banking                                           1,003             778           2,750          2,213
           Asset management and administration fees                       848             693           2,446          1,958
           Principal transactions                                         760             329           2,263          2,011
           Other                                                          108              67             347            185
        -----------------------------------------------------------------------------------------------------------------------
        Total noninterest revenues                                      3,713           2,682          11,133          8,990
        -----------------------------------------------------------------------------------------------------------------------
           Interest and dividends                                       4,375           2,811          11,637          8,290
           Interest expense                                             3,938           2,420          10,348          7,083
        -----------------------------------------------------------------------------------------------------------------------
        Net interest and dividends                                        437             391           1,289          1,207
        -----------------------------------------------------------------------------------------------------------------------
        Revenues, net of interest expense                               4,150           3,073          12,422         10,197
        -----------------------------------------------------------------------------------------------------------------------
        Noninterest expenses:
           Compensation and benefits                                    2,181           1,608           6,319          5,206
           Floor brokerage and other production                           171             110             472            335
           Communications                                                 170             124             465            360
           Occupancy and equipment                                        147             114             406            333
           Advertising and market development                             121              81             331            236
           Professional services                                           81              64             235            174
           Other operating and administrative expenses                    172             138             530            496
           Restructuring credit                                             -             (30)              -           (241)
        -----------------------------------------------------------------------------------------------------------------------
        Total noninterest expenses                                      3,043           2,209           8,758          6,899
        -----------------------------------------------------------------------------------------------------------------------
        Income before income taxes and cumulative
          effect of change in accounting principle                      1,107             864           3,664          3,298
        Provision for income taxes                                        411             326           1,322          1,220
        -----------------------------------------------------------------------------------------------------------------------
        Income before cumulative effect of change
          in accounting principle                                         696             538           2,342          2,078
        Cumulative effect of change in accounting principle
          (net of tax benefit of $12)                                       -               -               -            (15)
        -----------------------------------------------------------------------------------------------------------------------
        Net income                                                    $   696         $   538         $ 2,342        $ 2,063
        =======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30,                   December 31,
Dollars in millions                                                                     2000                            1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Assets:
Cash and cash equivalents                                                               $   3,350                      $   1,624
Cash segregated and on deposit for Federal and other regulations
   or deposited with clearing organizations                                                 2,209                          2,421

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                        $73,044                         $74,138
   Deposits paid for securities borrowed                                   45,581                          35,979
                                                                      --------------                  -------------
                                                                                          118,625                        110,117

Financial instruments owned and contractual commitments:
   U.S. government and government agency securities                        27,165                          25,734
   Corporate debt securities                                               12,948                           9,755
   Contractual commitments                                                 10,241                          12,464
   Non-U.S. government and government agency securities                     9,006                           6,638
   Equity securities                                                        8,709                           7,291
   Money market instruments                                                 7,240                           7,383
   Mortgage loans and collateralized mortgage securities                    6,070                           5,622
   Other financial instruments                                              2,922                           2,651
                                                                      --------------                  -------------
                                                                                           84,301                         77,538
Receivables:
   Customers                                                               25,760                          19,377
   Brokers, dealers and clearing organizations                              3,926                           1,767
   Receivable for securities provided as collateral                           644                           1,550
   Other                                                                    2,279                           2,754
                                                                      --------------                  -------------
                                                                                           32,609                         25,448

Property, equipment and leasehold improvements, net of
   accumulated depreciation and amortization of $923 and
   $787, respectively                                                                       1,196                            953

Other assets                                                                                7,045                          5,733
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $249,335                       $223,834
====================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30,                   December 31,
Dollars in millions                                                                     2000                            1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                        $  22,741                      $  17,827

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                        $ 97,248                          $75,801
   Deposits received for securities loaned                                 17,042                           10,279
                                                                      --------------                   ------------
                                                                                          114,290                         86,080
Financial instruments sold, not yet purchased, and contractual commitments:
   Non-U.S. government and government agency securities                    15,917                           15,402
   U.S. government and government agency securities                        15,671                           24,664
   Contractual commitments                                                 11,130                           16,432
   Equity securities                                                        5,150                            4,298
   Corporate debt securities and other                                      4,453                            2,156
                                                                      --------------                   ------------
                                                                                           52,321                         62,952
Payables and accrued liabilities:
   Customers                                                               13,520                           13,779
   Brokers, dealers and clearing organizations                              2,756                            1,122
   Obligation to return securities received as collateral                   1,067                            3,203
   Other                                                                   10,935                            9,979
                                                                      --------------                   ------------
                                                                                           28,278                         28,083
Term debt                                                                                  20,273                         18,821

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior subordinated debt
   securities of the Company                                                                  745                            745

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                          -                                -
   Additional paid-in capital                                               1,838                            1,626
   Retained earnings                                                        8,843                            7,686
   Accumulated changes in equity from nonowner sources                          6                               14
                                                                      --------------                   ------------
Total stockholder's equity                                                                 10,687                          9,326
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                               $249,335                       $223,834
====================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
  Dollars in millions
  Nine Months Ended September 30,                                                                     2000            1999
-------------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
   Net income                                                                                     $  2,342        $  2,063
   Depreciation and amortization                                                                       346             270
-------------------------------------------------------------------------------------------------------------------------------
   Net income adjusted for noncash items                                                             2,688           2,333
-------------------------------------------------------------------------------------------------------------------------------
  (Increase) decrease in operating assets -
   Cash segregated and on deposit for Federal and other regulations or
     deposited with clearing organizations                                                             212             (61)
   Collateralized short-term financing agreements                                                   (6,349)        (13,888)
   Financial instruments owned and contractual commitments                                          (5,899)         12,789
   Receivables                                                                                       2,084             209
   Other assets                                                                                       (425)           (645)
-------------------------------------------------------------------------------------------------------------------------------
   Increase in operating assets                                                                    (10,377)         (1,596)
-------------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in operating liabilities -
   Collateralized short-term financing agreements                                                   26,130          16,744
   Financial instruments sold, not yet purchased, and contractual commitments                      (11,534)         (8,343)
   Payables and accrued liabilities                                                                 (7,908)         (4,422)
-------------------------------------------------------------------------------------------------------------------------------
   Increase in operating liabilities                                                                 6,688           3,979
-------------------------------------------------------------------------------------------------------------------------------
  Cash provided by (used in) operating activities                                                   (1,001)          4,716
-------------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
   Increase (decrease) in commercial paper and other short-term borrowings                           4,039          (3,605)
   Proceeds from issuance of term debt                                                               6,451           3,151
   Term debt maturities and repurchases                                                             (4,512)         (3,913)
   Collateralized mortgage obligations                                                                  (8)            (71)
   Dividends paid                                                                                     (837)           (427)
   Other capital transactions                                                                          212              32
-------------------------------------------------------------------------------------------------------------------------------
  Cash provided by (used in) financing activities                                                    5,345          (4,833)
-------------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
   Assets underlying collateralized mortgage obligations                                                 8              73
   Purchase of subsidiary                                                                           (2,200)              -
   Property, equipment and leasehold improvements, net                                                (426)           (258)
-------------------------------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                                                 (2,618)           (185)
-------------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                                                   1,726            (302)
  Cash and cash equivalents at January 1,                                                            1,624           2,261
-------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at September 30,                                                      $  3,350        $  1,959
-------------------------------------------------------------------------------------------------------------------------------

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). It subsequently amended SFAS 133 in June 1999 and June 2000. The Company will adopt these new rules when they become effective on January 1, 2001. Under the new rules an entity is required to recognize all freestanding and embedded derivatives at fair value in earnings unless the derivatives can be designated as hedges of certain exposures for which specific hedge accounting is prescribed. If certain conditions are met, a derivative may be designated as a hedge of the fair value changes of a recognized asset, liability or an unrecognized firm commitment; or a hedge of the exposure to variable cash flows of a recognized asset, liability

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

or a forecasted transaction; or a hedge of the foreign currency exposure of a recognized asset, liability, a net investment in a foreign operation, an unrecognized firm commitment or a forecasted transaction. The Company anticipates a significant increase in the complexity of the accounting and recordkeeping requirements for these hedging activities, but overall it does not foresee a material impact on its financial position or results of operations from implementing the new rules. The FASB continues to deliberate potential changes to the new rules, the effect of which cannot be presently determined.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 ("SFAS 140"), which is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Other provisions of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is in the process of evaluating the potential impact of this new accounting standard.

NOTE 2.     RESTRUCTURING CREDIT

During the first and third quarters of 1999, the Company recorded adjustments of $211 million ($124 million after tax) and $30 million ($18 million after tax), respectively, to the restructuring reserve relating to the November 1997 merger of Salomon Inc and Smith Barney Holdings Inc.

The $211 million first quarter adjustment in the reserve related primarily to the Seven World Trade Center lease and resulted from a current reassessment of space needs due to the merger of Travelers Group Inc. and Citicorp. This reassessment indicated the need for increased occupancy by the Company utilizing space previously considered excess.

The $30 million third quarter adjustment related to reductions due to a higher level of attrition than originally anticipated, abandonment of space on terms more favorable than anticipated, and anticipated duplicate contract payments which were avoided due to favorable negotiations.

NOTE 3.     COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

         ------------------------------------------------------------------------------------------------------------
         Dollars in millions                                   Three Months                     Nine Months
         Period ended September 30,                       2000             1999            2000             1999
         ------------------------------------------------------------------------------------------------------------
         Net income                                        $696            $538           $2,342          $2,063
         Other changes in equity from
            nonowner sources                                  2              (2)              (8)             (3)
         ------------------------------------------------------------------------------------------------------------
         Total comprehensive income                        $698            $536           $2,334          $2,060
         ============================================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.     PRINCIPAL TRANSACTIONS REVENUES

The following table presents principal transactions revenues by business activity for the three and nine months ended September 30, 2000 and 1999.

         -----------------------------------------------------------------------------------------------------------
         Dollars in millions                                 Three Months                      Nine Months
         Period ended September 30,                      2000            1999             2000            1999
         -----------------------------------------------------------------------------------------------------------
         Fixed Income                                     $387           $  47           $1,079          $1,113
         Equities                                          303             243              952             709
         Commodities                                        63              45              206             167
         Other                                               7              (6)              26              22
         -----------------------------------------------------------------------------------------------------------
         Total principal transactions revenues            $760            $329           $2,263          $2,011
         ===========================================================================================================

NOTE 5.     CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to SSBH's principal regulated subsidiaries at September 30, 2000 are as follows:

                                                                                                      NET            EXCESS OVER
(DOLLARS IN MILLIONS)                                                                                 CAPITAL OR     MINIMUM
SUBSIDIARY                                             JURISDICTION                                   EQUIVALENT     REQUIREMENTS
----------------------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc.                 U.S. Securities and Exchange Commission                       $2,224         $1,658
                                          Uniform Net Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited    United Kingdom's Securities and Futures Authority             $3,339         $  998

Salomon Brothers AG                       Germany's Banking Supervisory Authority                       $  139         $  122
----------------------------------------------------------------------------------------------------------------------------------

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At September 30, 2000, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6.     CONTRACTUAL COMMITMENTS

A summary of the Company's contractual commitments as of September 30, 2000 and December 31, 1999 is as follows:

                                                                  SEPTEMBER 30, 2000                      DECEMBER 31, 1999

                                                          ------------------------------------   -----------------------------------
                                                                         Current Market or                       Current Market or
                                                           Notional         Fair Value            Notional          Fair Value
                                                                      ------------------------               -----------------------
Dollars in billions                                        Amounts      Assets    Liabilities     Amounts     Assets     Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                                  $  104.1        $   -        $   -     $  528.1       $   -         $   -
   Other exchange-issued products:
     Equity contracts                                          7.8           .2           .2          8.4          .3            .3
     Fixed income contracts                                   12.9            -            -          1.2           -             -
     Commodities contracts                                     2.0            -            -          1.2           -             -
------------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                               126.8           .2           .2        538.9          .3            .3
------------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps,
  floors and forward rate agreements:
   Swaps                                                   2,716.4                                2,752.0
   Swap options written                                       83.3                                  100.2
   Swap options purchased                                     59.5                                   84.6
   Caps, floors and forward rate agreements                  417.0                                  274.9
------------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps, floors and
 forward rate agreements (b)                               3,276.2          4.8          6.1      3,211.7         5.5           8.1
------------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity indices        63.7          3.7          3.9         62.6         5.4           6.6
   Options and forward contracts on fixed-income securities  525.6          1.4           .7        210.2          .8           1.0
   Foreign exchange contracts and options(b)                  33.6            -           .1         50.1          .3            .3
   Commodities contracts                                      16.4           .1           .1         12.4          .2            .1
------------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                             $4,042.3        $10.2        $11.1     $4,085.9       $12.5         $16.4
===================================================================================================================================

 (a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

 (b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $14.4 billion and $4.5 billion at September 30, 2000 and $15.5 billion and $2.1 billion at December 31, 1999, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7.     SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management.

      -------------------------------------------------------------------------------------------------------------------------
      Dollars in millions                                           Three Months                       Nine Months
      Period ended September 30,                               2000              1999             2000              1999
      -------------------------------------------------------------------------------------------------------------------------
      Noninterest revenues:
         Investment Services                             $    3,394        $    2,388       $    10,214       $    8,157
         Asset Management                                       319               294               919              833
      -------------------------------------------------------------------------------------------------------------------------
      Total                                              $    3,713        $    2,682       $    11,133       $    8,990
      =========================================================================================================================
      Net interest and dividends:
         Investment Services                             $      439        $      394       $     1,296       $    1,219
         Asset Management                                        (2)               (3)               (7)             (12)
      -------------------------------------------------------------------------------------------------------------------------
      Total                                              $      437        $      391       $     1,289       $    1,207
      =========================================================================================================================

      Income before cumulative effect of change
        in accounting principle:
         Investment Services                             $      600        $      447       $     2,077       $    1,826
         Asset Management                                        96                91               265              252
      -------------------------------------------------------------------------------------------------------------------------
      Total                                              $      696        $      538       $     2,342       $    2,078
      =========================================================================================================================

Total assets of the Investment Services and Asset Management segments were $247.8 billion and $1.5 billion, respectively, at September 30, 2000 and $222.4 billion and $1.4 billion, respectively, at December 31, 1999. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2. RESULTS OF OPERATIONS

The Company recorded net income of $696 million for the three months ended September 30, 2000 (the "2000 Quarter") compared to net income of $538 million for the three months ended September 30, 1999 (the "1999 Quarter"). Revenues, net of interest expense, were $4,150 million in the 2000 Quarter compared to $3,073 million in the 1999 Quarter reflecting increases in all revenue categories.

For the nine months ended September 30, 2000 (the "2000 Period") the Company reported net income of $2,342 million compared to net income of $2,063 million reported for the nine months ended September 30, 1999 (the "1999 Period"). Revenues, net of interest expense, were $12,422 million in the 2000 Period compared to $10,197 million in the 1999 Period.

Included in the results for the 1999 Quarter and the 1999 Period were credits of $30 million ($18 million after tax) and $241 million ($142 million after tax), respectively, to the restructuring reserve relating to the November 28, 1997 merger of Salomon Inc and Smith Barney Holdings Inc. (see Note 2 to the condensed consolidated financial statements for further discussion of the restructuring credit). During the first quarter of 1999 the Company recorded the cumulative effect of a change in accounting principle of $15 million (net of tax benefit of $12 million) which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities.


Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


INVESTMENT SERVICES

     -------------------------------------------------------------------------------------------------------------------------
     Dollars in millions                                           Three Months                        Nine Months
     Period Ended September 30,                                 2000             1999              2000             1999
     -------------------------------------------------------------------------------------------------------------------------
     Revenues:
        Commissions                                          $   992          $   812          $  3,318         $  2,615
        Investment banking                                       986              758             2,717            2,175
        Principal transactions                                   763              329             2,258            2,001
        Asset management and administration fees                 548              426             1,583            1,194
        Other                                                    105               63               338              172
     -------------------------------------------------------------------------------------------------------------------------
     Total noninterest revenues                                3,394            2,388            10,214            8,157
     -------------------------------------------------------------------------------------------------------------------------
        Net interest and dividends                               439              394             1,296            1,219
     -------------------------------------------------------------------------------------------------------------------------
     Revenues, net of interest expense                         3,833            2,782            11,510            9,376
     -------------------------------------------------------------------------------------------------------------------------
     Noninterest expenses:
        Compensation and benefits                              2,123            1,554             6,138            5,052
        Other operating and administrative expenses              761              541             2,147            1,681
        Restructuring credit                                       -              (30)                -             (241)
     -------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                 2,884            2,065             8,285            6,492
     -------------------------------------------------------------------------------------------------------------------------
     Income before income taxes and cumulative
         effect of change in accounting principle                949              717             3,225            2,884
     -------------------------------------------------------------------------------------------------------------------------
     Provision for income taxes                                  349              270             1,148            1,058
     -------------------------------------------------------------------------------------------------------------------------
     Income before cumulative effect of change
         in accounting principle                             $   600          $   447          $  2,077         $  1,826
     =========================================================================================================================

The Company's investment services segment reported income of $600 million and $2,077 million for the 2000 Quarter and 2000 Period, compared to $447 million and $1,826 million for the 1999 Quarter and 1999 Period. Revenues, net of interest expense, increased to $3,833 million and $11,510 million in the 2000 Quarter and 2000 Period compared to $2,782 million and $9,376 million in the 1999 Quarter and 1999 Period as a result of increases in all revenue categories.

Commission revenues increased 22% to $992 million in the 2000 Quarter compared to $812 million in the 1999 Quarter. This increase was primarily the result of an increase in listed commissions. In the 2000 Period commission revenues increased 27% to $3,318 million. During the 2000 Period annualized gross production per financial consultant increased to $526 thousand reflecting the continued strength of the Private Client business. Also contributing to the increase in the 2000 Period was an increase in over-the-counter and mutual funds commissions.

Investment banking revenues increased to $986 million in the 2000 Quarter compared to $758 million in the 1999 Quarter due primarily to an increase in merger and acquisition fees. In the 2000 Period, investment banking revenues increased 25% to $2,717 million. Also contributing to the increase in the 2000 Period was an increase in equity underwriting.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Principal transactions revenues increased to $763 million in the 2000 Quarter compared to $329 million in the 1999 Quarter due to increases in institutional fixed income and equities revenues from a weak prior year which also included the scale back of the Global Arbitrage business. In the 2000 Period principal transactions revenues increased 13% to $2,258 million. For further information related to principal transactions revenues see Note 4 to the condensed consolidated financial statements.

The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are managed through the Consulting Group. Asset management and administration fees increased to $548 million and $1,583 million in the 2000 Quarter and 2000 Period compared to $426 million and $1,194 million in the 1999 Quarter and 1999 Period as a result of the growth in assets under fee-based management. Assets under fee-based management increased significantly at September 30, 2000 compared to September 30, 1999 causing the corresponding increase in revenue.

Other income increased to $105 million in the 2000 Quarter and $338 million in the 2000 Period due in part to increased revenues from Nikko Salomon Smith Barney Limited, the Company's joint venture with The Nikko Securities Co., Ltd.

Net interest and dividends increased to $439 million and $1,296 million in the 2000 Quarter and 2000 Period compared to $394 million and $1,219 million in the 1999 Quarter and 1999 Period. These increases were primarily a result of increased margin lending to clients.

Total expenses, excluding interest and the restructuring credit, increased to $2,884 million in the 2000 Quarter compared to $2,095 million in the 1999 Quarter primarily as a result of an increase in production-related compensation and benefits expense, reflecting increased revenues of the Company. Also contributing to the increase in expenses was the acquisition of Schroders plc in the second quarter of 2000. Total expenses, excluding interest and the restructuring credit, were $8,285 million in the 2000 Period compared to $6,733 million in the 1999 Period. The Company continues to maintain its focus on controlling fixed expenses.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


ASSET MANAGEMENT

     -------------------------------------------------------------------------------------------------------------------------
     Dollars in millions                                           Three Months                        Nine Months
     Period Ended September 30,                                 2000             1999              2000             1999
     -------------------------------------------------------------------------------------------------------------------------
     Revenues:
        Asset management and administration fees                $300             $267              $863             $764
        Other revenue, net                                        17               24                49               57
     -------------------------------------------------------------------------------------------------------------------------
     Revenues, net of interest expense                           317              291               912              821
     -------------------------------------------------------------------------------------------------------------------------
     Noninterest expenses:
        Compensation and benefits                                 58               54               181              154
        Other operating and administrative expenses              101               90               292              253
     -------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                   159              144               473              407
     -------------------------------------------------------------------------------------------------------------------------
     Income before income taxes and cumulative
      effect of change in accounting principle                   158              147               439              414
     -------------------------------------------------------------------------------------------------------------------------
     Provision for income taxes                                   62               56               174              162
     -------------------------------------------------------------------------------------------------------------------------
     Income before cumulative effect of change
      in accounting principle                                   $ 96             $ 91              $265             $252
     =========================================================================================================================

The Company's asset management segment revenues, net of interest expense, rose 9% to $317 million and 11% to $912 million in the 2000 Quarter and 2000 Period compared to $291 million and $821 million in the 1999 Quarter and 1999 Period. The primary revenue for the asset management segment is asset management and administration fees, which were $300 million and $863 million in the 2000 Quarter and 2000 Period, compared to $267 million and $764 million in the 1999 Quarter and 1999 Period. The overall increase in fees reflects broad growth in all asset management products. Assets under management for the segment reached $241.8 billion at September 30, 2000, an increase of 13% from September 30, 1999. Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $159 million and $473 million in the 2000 Quarter and 2000 Period compared to $144 million and $407 million in the 1999 Quarter and 1999 Period. The increases reflect continuing investment in the business infrastructure to support sustained growth. Other operating and administrative expense includes amortization of deferred commissions which relate to the sale of load mutual funds.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Total assets under fee-based management were as follows:

-----------------------------------------------------------------------------------------------
Dollars in billions
At September 30,                                                         2000             1999
-----------------------------------------------------------------------------------------------
Money market funds                                                    $  78.8          $  64.6
Mutual funds                                                             69.2             60.3
Managed accounts                                                         82.9             76.3
Unit investment trusts held in client accounts                           10.9             12.3
-----------------------------------------------------------------------------------------------
     Salomon Smith Barney Asset Management                              241.8            213.5

Financial Consultant managed accounts *                                  62.2             31.6

Consulting Group and internally managed assets *                        140.2            113.0
-----------------------------------------------------------------------------------------------


Total assets under fee-based management  (1)                          $ 444.2          $ 358.1
===============================================================================================

* Related results included in Investment Services segment.

(1) Includes jointly managed assets of $60.3 billion and $43.6 billion as of September 30, 2000 and 1999, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company had total assets of $249.3 billion at September 30, 2000, up from $223.8 billion at December 31, 1999. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and securities loaned, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $169.2 billion at September 30, 2000. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $22.7 billion at September 30, 2000.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit from commercial banks that extends through May 2001. The Company may borrow under this revolving credit facility at various interest rate options (LIBOR, CD or base rate), and compensates the banks for this facility through facility fees. At September 30, 2000, there were no outstanding borrowings under this facility. Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At September 30, 2000, this requirement was exceeded by approximately $3.9 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments owned and sold, contractual commitments, repurchase and resale agreements, and related funding at September 30, 2000 and December 31, 1999. The VAR relating to non-trading instruments has been excluded from this analysis.

  ------------------------------------------------------------------------------------------------------------------------------
  RISK EXPOSURES                   September 30,       Third Quarter       Third Quarter      Third Quarter         December 31,
  (DOLLARS IN MILLIONS)                2000            2000 Average         2000 High           2000 Low               1999
  ------------------------------------------------------------------------------------------------------------------------------
  Interest rate                        $31                 $27                 $32                $20                 $20
  Equities                               2                   8                  17                  2                   6
  Commodities                           13                  13                  14                 11                   8
  Currency                               2                   2                   8                  1                   -
  Diversification Benefit              (16)                (19)                N/A                N/A                 (11)
  ------------------------------------------------------------------------------------------------------------------------------
        Total                          $32                 $31                 $37                $23                 $23
  ==============================================================================================================================

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at September 30, 2000, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. Over 200 risk factors are used in the VAR simulations. VAR reflects the risk profile of the Company at September 30, 2000, and is not a predictor of future results.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in economic conditions, including the performance of global financial markets, and risks associated with fluctuating currency values and interest rates; competitive, regulatory or tax changes that affect the cost of or the demand for the Company's products; the impact of the implementation of new accounting rules; and the resolution of legal proceedings and environmental matters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the seventh paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the third paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No. 1-4346), which description is included as Exhibit 99.2 to this Form 10-Q and incorporated by reference herein. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits:                   See Exhibit Index.

        (b)     Reports on Form 8-K:

On July 19, 2000, SSBH filed a Current Report on Form 8-K, dated July, 2000, reporting under Item 5 thereof the results of the Company's operations for the three month and six month periods ended June 30, 2000 and 1999.

No other reports on Form 8-K were filed during the third quarter of 2000; however, on October 17, 2000, SSBH filed a Current Report on Form 8-K, dated October 17, 2000, reporting under Item 5 thereof the results of its operations for the three and nine month periods ended September 30, 2000 and 1999.

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

27.01+                          Financial Data Schedule.

99.01+                          Seventh paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File
                                No. 1-4346).

99.02+                          Third paragraph under the caption "Legal Proceedings" beginning on page 17 of the
                                Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31,
                                2000 (File No. 1-4346).

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of SSBH does not exceed 10% of the total assets of SSBH and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

-----------------
+  Filed herewith

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


                                       SALOMON SMITH BARNEY HOLDINGS INC.
                                       ----------------------------------
                                       (Registrant)



Date:  November 13, 2000               By:  /s/ Barbara Yastine
                                       ----------------------------------
                                       Barbara Yastine
                                       Chief Financial Officer



                                       By:  /s/ Michael J. Day
                                       ----------------------------------
                                       Michael J. Day
                                       Controller