Form 10-K405
period 2000-12-31
SALOMON SMITH BARNEY HOLDINGS INC
filed 2001-03-23
CIK 200245

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE


NOW AVAILABLE ON THE WEB @ www.citigroup.com


                           [COVER PAGE 1 OF 2 PAGES.]

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                     TITLE OF EACH CLASS                                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     -------------------                                        -----------------------------------------
 91/2% TRUST PREFERRED STOCK (SM) (TRUPS (SM)) UNITS OF SUBSIDIARY                        NEW YORK STOCK EXCHANGE
    TRUST (AND REGISTRANT'S GUARANTY WITH RESPECT THERETO)
              6.25% EXCHANGEABLE NOTES DUE 2001                                           NEW YORK STOCK EXCHANGE

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

       NIKKEI 225 INDEX SECURITIES DUE AUGUST 20, 2002                 NEW YORK STOCK EXCHANGE AND CHICAGO BOARD OPTIONS EXCHANGE

 SENIOR FLOATING INTEREST NOTES (FINS) DUE 2003 (MEDIUM-TERM                             NEW YORK STOCK EXCHANGE
                       NOTES, SERIES D)

  RESETTABLE EXCHANGEABLE STANDARD & POOR'S 500 INDEX NOTES                              AMERICAN STOCK EXCHANGE
                       (SPINS) DUE 2001

   7.200% TRUST PREFERRED SECURITIES (TRUPS(R)) OF SUBSIDIARY                              NEW YORK STOCK EXCHANGE
    TRUST (AND REGISTRANT'S GUARANTY WITH RESPECT THERETO)

   EQUITY LINKED NOTES BASED UPON THE DOW JONES INDUSTRIAL                           CHICAGO BOARD OPTIONS EXCHANGE
               AVERAGE SM DUE SEPTEMBER 6, 2005

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

  PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE S&P                             AMERICAN STOCK EXCHANGE
                     500(R) INDEX DUE 2005

  PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE S&P                         CHICAGO BOARD OPTIONS EXCHANGE
                     500(R)INDEX DUE 2005

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

 0.25% NOTES EXCHANGEABLE FOR A BASKET OF SELECTED TECHNOLOGY                            AMERICAN STOCK EXCHANGE
                       STOCKS, DUE 2005

     TARGETED GROWTH ENHANCED SECURITIES (TARGETS (SM)) OF                               AMERICAN STOCK EXCHANGE
 SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF ORACLE
                         CORPORATION

     TARGETED GROWTH ENHANCED SECURITIES (TARGETS (SM)) OF                               AMERICAN STOCK EXCHANGE
  SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF CISCO
                        SYSTEMS, INC.

 0.25% NOTES EXCHANGEABLE FOR A BASKET OF SELECTED TECHNOLOGY                            AMERICAN STOCK EXCHANGE
                       STOCKS, DUE 2007
            CALL WARRANTS ON THE 2000 TEN+(SM) INDEX                                 CHICAGO BOARD OPTIONS EXCHANGE

     TARGETED GROWTH ENHANCED SECURITIES (TARGETS (SM)) OF                               AMERICAN STOCK EXCHANGE
   SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF EMC
                          CORPORATION

   EQUITY LINKED SECURITIES (ELKS (SM)) BASED UPON NASDAQ-100                            AMERICAN STOCK EXCHANGE
                       SHARES DUE 2002

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                           [COVER PAGE 2 OF 2 PAGES.]

                       SALOMON SMITH BARNEY HOLDINGS INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                                                       PAGE
         PART I

   1.    Business...............................................................................................     1
   2.    Properties.............................................................................................    11
   3.    Legal Proceedings......................................................................................    11
   4.    Omitted Pursuant to General Instruction I


         PART II

   5.    Market For Registrant's Common Equity And Related Stockholder Matters..................................    13
   6.    Omitted Pursuant to General Instruction I
   7.    Management's Discussion And Analysis Of Financial Condition And Results
            Of Operations.......................................................................................    13
   7A.   Quantitative And Qualitative Disclosures About Market Risk.............................................    34
   8.    Financial Statements And Supplementary Data............................................................    34
   9.    Changes In And Disagreements With Accountants On Accounting And
         Financial Disclosure...................................................................................    34


         PART III

10-13    Omitted Pursuant to General Instruction I


         PART IV

   14.   Exhibits, Financial Statement Schedules, And Reports On Form 8-K.......................................    35
         Exhibit Index..........................................................................................    36
         Signatures.............................................................................................    37
         Index to Consolidated Financial Statements and Schedules...............................................   F-1

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

On May 1, 2000, the Company completed the approximately $2.2 billion acquisition of the global investment banking business and related net assets of Schroders plc ("Schroders"), including all corporate finance, financial markets and securities activities. The combined European operations of the Company are now known as Schroder Salomon Smith Barney.

Citigroup Inc. ("Citigroup"), SSBH's parent, is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through Global Consumer, Global Corporate and Investment Bank, and the Global Investment Management and Private Banking Group. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

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

Salomon Smith Barney is a global, full-service investment banking and securities brokerage firm. Salomon Smith Barney provides a full range of financial advisory, research and capital raising services to corporations, governments and individuals. The firm's more than 12,100 Financial Consultants, located in more than 510 offices across the United States, service approximately 7.3 million client accounts, representing approximately $977 billion in assets.

--------------------

1 Certain items in this Form 10-K, including certain matters discussed under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in "Outlook" in the MD&A.

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

Salomon Smith Barney executes securities and commodity futures brokerage transactions on all major United States securities and futures exchanges and major international exchanges on behalf of customers and for its own account. The Company's significant capital base and extensive distribution capabilities also enable it to provide liquidity to investors across a broad range of markets and financial instruments, and to execute capital-intensive transactions on behalf of its customers and for its own account. It executes transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in more than 1,820 equity securities traded on the NASDAQ system. Additionally, the firm makes markets in convertible and preferred stocks, warrants and other equity securities.

Salomon Smith Barney also engages in principal transactions in fixed income securities. Through its subsidiaries and affiliates, it is a major dealer in government securities in New York, London, Frankfurt and Tokyo. Salomon Smith Barney makes inter-dealer markets and trades as principal in corporate debt and equity securities, including those of United States and foreign corporate issuers, United States and foreign government and agency securities, mortgage-related securities, whole loans, municipal and other tax-exempt securities, commercial paper and other money market instruments as well as emerging market debt securities and foreign exchange. It also enters into repurchase and reverse repurchase agreements to provide financing for itself and its customers, and engages in securities lending and borrowing transactions.

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

RETAIL BROKERAGE AND RELATED SERVICES

The Private Client Division provides investment advice and financial planning and brokerage services for approximately 7.3 million client accounts, primarily through the network of Salomon Smith Barney Financial Consultants. A significant portion of Salomon Smith Barney's revenues is generated from the commissions that it earns as a broker for its clients in the purchase and sale of securities. Financing customers' securities transactions through secured margin lending provides Salomon Smith Barney with an additional source of income. While credit losses may arise as a result of this financing activity, to date such losses have not been material. The Financial Consultants also sell proprietary mutual funds and a large number of mutual funds sponsored and managed by others, and Salomon Smith Barney receives commissions and other sales and services revenues from these activities.

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

In addition to more traditional brokerage services, Salomon Smith Barney Financial Consultants also deliver the programs and services offered by Salomon Smith Barney's Consulting Group ("CG"). CG sponsors a number of different "wrap fee" programs, in which CG and Salomon Smith Barney typically provide a range of services, such as an analysis of the client's financial situation, investment needs and risk tolerance; recommendations and ongoing monitoring of the performance and suitability of the investment manager(s) retained; and securities execution, custody, reporting and recordkeeping. In such programs, the client generally pays a single bundled fee for these services. CG also offers "wrap fee" programs in which separate accounts are managed by selected, specially trained Salomon Smith Barney Financial Consultants. Assets in the Financial Consultant managed programs at December 31, 2000, totaled $56.2 billion, as compared to $43.6 billion and $23.5 billion at year-end 1999 and 1998, respectively.

In addition, CG provides traditional investment management consulting services to institutions, including assisting clients in formulating investment objectives and policies and in selecting investment management firms for the day-to-day management of client portfolios. As of December 31, 2000, the Company provided consulting services with respect to externally managed client assets aggregating approximately $133.0 billion, excluding the TRAK(R) program described below, as compared to approximately $112.0 billion at December 31, 1999 and approximately $89.6 billion at December 31, 1998.

Salomon Smith Barney's TRAK(R) program provides clients with non-discretionary asset allocation advice based on the client's identification of investment objectives and risk tolerances. TRAK(R) clients include both individuals and institutions, including participant-directed 401(k) plans. Clients can choose to allocate assets among the CG Capital Markets funds, a series of 17 mutual funds each corresponding to a particular asset class and investment style, or from among the selected fund offerings of 185 no-load or load-waived mutual fund families (including Smith Barney proprietary funds) corresponding to the same asset class and investment style criteria. At December 31, 2000, TRAK(R) assets were approximately $12.6 billion, as compared to approximately $14.2 billion at December 31, 1999 and approximately $12.8 billion at December 31, 1998. Salomon Smith Barney also offers a separate offshore TRAK(R) program to non-resident alien clients, which includes client investment in a series of asset class/investment style funds domiciled outside the United States.

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

PHIBRO

Phibro conducts a global commodities dealer business through its principal offices in Westport (Connecticut), London and Singapore. Commodities traded include crude oil, refined oil products, natural gas, metals and various soft commodities. Phibro makes extensive use of futures markets and is a participant in the OTC derivatives market. Its principal competitors are major integrated oil companies, other commodity trading companies, certain investment banks and other financial institutions.

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

DERIVATIVES AND RISK MANAGEMENT

Derivative instruments are contractual commitments or payment exchange agreements between counterparties that "derive" their value from some underlying asset, index, interest rate or exchange rate. The Company enters into various bilateral financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward purchase and sale agreements, forward currency contracts, option contracts and warrants. Derivatives activities, like Salomon Smith Barney's other ongoing business activities, give rise to market, credit and operational risks, although the Company also uses derivative instruments to manage these risks in its other businesses. For a more complete discussion of Salomon Smith Barney's use of derivative financial instruments and certain of the related risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4, 7, 15 and 16 of Notes to Consolidated Financial Statements.

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

                                ASSET MANAGEMENT

The Asset Management segment is comprised of two primary asset management business platforms: Salomon Brothers Asset Management and the Smith Barney Asset Management. These platforms offer a broad range of asset management products and services from global investment centers, including mutual funds, closed-end funds, and managed accounts. In addition, the Asset Management group offers a broad range of unit investment trusts.

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

The Company receives ongoing fees, generally stated as a percentage of the client's assets, from asset management clients. At December 31, 2000, client assets managed by the Asset Management group were approximately
$243.8 billion, as compared to approximately $226.1 billion at December 31, 1999 and approximately $198.9 billion at December 31, 1998. These amounts include separately managed accounts with assets of approximately $83.4 billion at December 31, 2000, $79.5 billion at December 31, 1999 and $68.3 billion at December 31, 1998.

The following table shows the aggregate assets in, and number of, investment companies managed by the two primary asset management business platforms at December 31 for each of the last three years.

                                                  MUTUAL FUND ASSETS UNDER MANAGEMENT
                                                             DECEMBER 31,
                         ---------------------------------------------------------------------------------
                                   2000                        1999                          1998
                         ----------------------      -------------------------    ------------------------
                                                         (Dollars in billions)
                           NO. OF                       NO.                        NO. OF
                            FUNDS        ASSETS      OF FUNDS         ASSETS        FUNDS         ASSETS
                         --------     ---------     ---------      ----------     --------     -----------
Money market                  16      $  83.0            16        $  68.1              15     $      60.4
Mutual funds*                145         62.0           138           60.2             127            53.6
Annuities                     40          6.0            40            5.4              32             3.7
                         --------     -----------    --------      -----------    --------     -----------
         Total               201      $ 151.0           194        $ 133.7             174     $     117.7
                         ========     ===========    ========      ===========    ========     ===========

* The figures for this category also include the closed-end funds managed by the Asset Management group.



At December 31, 2000, the Asset Management group managed 140 mutual funds (open-end investment companies), including taxable and tax-exempt money market funds, equity funds, taxable fixed income funds and tax-exempt fixed income funds sold primarily through Salomon Smith Barney Financial Consultants and the sales force of Primerica Financial Services, an affiliate of the Company. In addition, certain of the funds are sold through dealer agreements with a variety of other national and regional brokerage firms. Of those mutual funds, 43 are domiciled outside the United States and are offered to Salomon Smith Barney's non-resident alien client base as well as to the general public.

In addition, at December 31, 2000, the Asset Management group managed 40 mutual fund portfolios serving as funding vehicles for variable annuity contracts, including certain variable annuities and other individual products of the Travelers Life and Annuity unit of Citigroup, which are sold by Salomon Smith Barney Financial Consultants. The Asset Management group also serves as the primary investment manager to 21 closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. At December 31, 2000, the Asset Management group managed approximately $5.8 billion of closed-end investment companies.

The Asset Management group provides separate account discretionary and non-discretionary investment management services to a wide variety of individual and institutional clients, including private and public retirement plans, endowments, foundations, banks, insurance companies, other corporations and governmental agencies. Client relationships may be introduced either through Salomon Smith Barney's network of Financial Consultants or through independent consultant evaluations as well as through the individual and institutional client relationships of the Company's broker-dealer subsidiaries.

The Asset Management group also sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by the Asset Management group; other trusts are jointly sponsored through a syndicate of major broker-dealers of which Salomon Smith Barney is a member. At December 31, 2000, outstanding unit trust assets held by Salomon Smith Barney's clients were approximately $9.4 billion, as compared to approximately $12.9 billion at December 31, 1999 and approximately $12.9 billion at December 31, 1998.

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

Salomon Smith Barney's operations abroad are conducted through various subsidiaries and affiliates, principally Salomon Brothers International Limited ("SBIL") in London, Nikko Salomon Smith Barney Limited (a joint venture formed in February 1999, between the Company (49%) and The Nikko Securities Co., Ltd (51%)) in Tokyo and Salomon Brothers AG ("SBAG") in Frankfurt. Its activities in the United Kingdom, which include investment banking, trading, brokerage and asset management services, are subject to the Financial Services Act 1986, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Securities and Futures Authority and the Investment Management Regulatory Organisation. Nikko Salomon Smith

Barney is a registered foreign securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to non-Japanese securities firms and are regulated principally by the Financial Services Agency. SBAG is a German bank, principally engaged in securities trading and investment banking and is regulated by Germany's Banking Supervisory Authority. These and other subsidiaries of SSBH are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Salomon Smith Barney's other offices are also subject to the jurisdiction of local financial services regulatory authorities.

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

At December 31, 2000, SSB had net capital, computed in accordance with the Net Capital Rule, of $3.6 billion, which exceeded the minimum net capital requirement by $3.1 billion. For further discussion of capital requirements related to the Company's principal regulated subsidiaries, see Note 10 of Notes to Consolidated Financial Statements.

GENERAL BUSINESS FACTORS

In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

At December 31, 2000, the Company had approximately 43,943 full-time and 1,514 part-time employees.

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


ITEM 2. PROPERTIES.

The Company's principal executive offices are located at 388 Greenwich Street, New York, New York. The Company leases two buildings located at 388 and 390 Greenwich Street, New York, totaling approximately 2,300,000 square feet. These leases, which expire in 2003, include a purchase option with respect to the related properties. The Company also leases approximately 1,018,000 square feet of office space at Seven World Trade Center in New York City, through 2010.

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

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals, which was granted in January 2000. After hearing oral argument, on June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings. Subsequently, the circuit court remanded the matter to the U.S. District Court for the Northern District of Illinois for further proceedings.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In 2000, the Company recorded net income of $3,032 million compared to $2,812 million and $818 million for the years ended December 31, 1999 and 1998, respectively. Revenues, net of interest expense, were $16.2 billion in 2000 compared to $13.8 billion and $9.2 billion in 1999 and 1998, respectively.

                       SALOMON SMITH BARNEY HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for 1999 included the cumulative effect of change in accounting principle of $15 million (net of tax benefit of $12 million) which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities. This charge has not been allocated to either of the Company's operating segments.

Following is a discussion of the results of operations of the Company's two operating segments, Investment Services and Asset Management.

RESULTS OF OPERATIONS

INVESTMENT SERVICES

-----------------------------------------------------------------------------------------------
Dollars in millions
For the year ended December 31,                            2000           1999           1998
-----------------------------------------------------------------------------------------------
Revenues:
-----------------------------------------------------------------------------------------------
   Commissions                                            $ 4,363       $  3,630        $ 3,202
   Investment banking                                       3,554          2,969          2,281
   Principal transactions                                   2,702          2,544           (116)
   Asset management and administration fees                 2,151          1,620          1,308
   Other                                                      511            274            172
-----------------------------------------------------------------------------------------------
Total noninterest revenues                                 13,281         11,037          6,847
-----------------------------------------------------------------------------------------------
   Net interest and dividends                               1,739          1,610          1,456
-----------------------------------------------------------------------------------------------
Revenues, net of interest expense                          15,020         12,647          8,303
-----------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                7,944          6,637          5,672
   Other operating and administrative expenses              2,903          2,313          2,006
   Restructuring credit, net                                 --             (243)          (274)
-----------------------------------------------------------------------------------------------
Total noninterest expense                                  10,847          8,707          7,404
-----------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   Effect of change in accounting principle                 4,173          3,940            899
-----------------------------------------------------------------------------------------------
Provision for income taxes                                  1,485          1,449            333
-----------------------------------------------------------------------------------------------
Income before cumulative effect of change
   in accounting principle                                $ 2,688       $  2,491        $   566
-----------------------------------------------------------------------------------------------

The Company's investment services segment recorded income in 2000 of $2.69 billion compared to $2.49 billion and $566 million for the years ended December 31, 1999 and 1998, respectively.

                       SALOMON SMITH BARNEY HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues, net of interest expense, increased 19% and 52% in 2000 and 1999, respectively, reflecting increases in all categories of revenue.

Commission revenues increased 20% in 2000 to $4.4 billion, from $3.6 billion in 1999 and $3.2 billion in 1998. These increases reflect growth in sales of listed and over-the-counter ("OTC") securities. 2000 was also favorably impacted by an increase in mutual fund commissions.


Investment banking revenues were $3.55 billion in 2000 compared to $2.97 billion in 1999 and $2.28 billion in 1998. These increases reflect growth in equity and high grade debt underwriting and merger and acquisition fees. The increase in 2000 was offset to an extent by a decline in high yield underwriting.


Principal transactions increased to $2.7 billion in 2000 as the result of an increase in global equities. In 1999 principal transactions increased to $2.5 billion reflecting increases in institutional global fixed income and global equities. Principal transaction revenues declined to a loss of ($116) million in 1998. In 1998, fixed income trading results were adversely impacted by significant dislocations in the global fixed income markets, including greatly reduced liquidity and widening credit spreads. Decreases in fixed income trading results include losses due to risk reductions in the U.S. fixed income arbitrage business, and losses in other global arbitrage. For further information related to principal transactions revenues, see Note 4 to the consolidated financial statements.

The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are managed through the Consulting Group. Asset

                       SALOMON SMITH BARNEY HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

management and administration fees were $2.15 billion in 2000 compared to $1.62 billion and $1.31 billion in 1999 and 1998. Assets under fee-based management in these two categories increased significantly over the three-year period, causing the corresponding increase in revenue.


Other income was $511 million in 2000, compared to $274 million in 1999, and $172 million in 1998. The increase in 2000 is due in part to increased revenues from Nikko Salomon Smith Barney Limited, the Company's joint venture with The Nikko Securities Co., Ltd.

Net interest and dividends increased to $1.74 billion in 2000 compared to $1.61 billion and $1.46 billion in 1999 and 1998. These increases were the result of increased margin lending to customers.

Total noninterest expenses, excluding the restructuring credit, net, were $10.8 billion in 2000 compared to $8.9 billion in 1999 and $7.7 billion in 1998. The increase in 2000 primarily reflects an increase in production-related compensation and benefits expense, reflecting increased revenues. Also contributing to the increase in expenses was the acquisition of Schroders plc in the second quarter of 2000. The Company continues to maintain its focus on controlling fixed expenses. For further discussion of the restructuring credit, net, see Note 2 to the consolidated financial statements.

                       SALOMON SMITH BARNEY HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET MANAGEMENT

----------------------------------------------------------------------------------------
Dollars in millions
For the year ended December 31,                             2000         1999       1998
----------------------------------------------------------------------------------------
Revenues:
   Asset management and administration fees               $1,171       $1,030       $857
   Net interest and dividends and other revenue               51           80         47
----------------------------------------------------------------------------------------
Revenues, net of interest expense                          1,222        1,110        904
----------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                 249          210        176
   Restructuring charge                                        4         --          --
   Other operating and administrative expenses               400          344        311
----------------------------------------------------------------------------------------
Total noninterest expense                                    653          554        487
----------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting principle                  569          556        417
----------------------------------------------------------------------------------------
Provision for income taxes                                   225          220        165
----------------------------------------------------------------------------------------
Income before cumulative effect of change
   in accounting principle                                $  344       $  336       $252
----------------------------------------------------------------------------------------

The asset management segment revenues, net of interest expense, rose 10% to $1.22 billion in 2000 compared to $1.11 billion in 1999 and $904 million in 1998. The primary revenue component for the asset management segment is asset management and administration fees, which were $1.17 billion in 2000 compared to $1.03 billion in 1999 and $857 million in 1998. The 14% and 20% overall increase in 2000 and 1999 fees, respectively, reflects broad growth in all asset management products. Assets under management for the segment increased 8% and 14% in 2000 and 1999, respectively (see table on following page for detail of Salomon Smith Barney Asset Management assets under fee-based management). Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

                       SALOMON SMITH BARNEY HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total noninterest expenses excluding the restructuring charge were $649 million in 2000 compared to $554 million in 1999 and $487 million in 1998. The 17% increase in 2000 and 14% increase in 1999 reflect continuing investments in the business infrastructure of the asset management segment to support sustained business growth. Other operating and administrative expense includes amortization of deferred commissions, which relate to the sale of load mutual funds. For further information concerning the restructuring charge, net see Note 2 to the consolidated financial statements.

Total assets under fee-based management were as follows:

------------------------------------------------------------------------------------------------
Dollars in billions
At December 31,                                               2000          1999          1998
------------------------------------------------------------------------------------------------
Money market funds                                         $    83.0     $    68.1     $    60.4
Mutual funds                                                    68.0          65.6          57.3
Managed accounts                                                83.4          79.5          68.3
Unit investment trusts held in client accounts                   9.4          12.9          12.9
------------------------------------------------------------------------------------------------
Salomon Smith Barney Asset Management                          243.8         226.1         198.9
Financial Consultant managed accounts*                          56.2          43.6          23.5
Consulting Group and internally managed assets*                145.6         126.2         102.4
------------------------------------------------------------------------------------------------
Total assets under fee-based management (1)                $   445.6     $   395.9     $   324.8
================================================================================================

*    Related results included in Investment Services segment.

(1) Includes jointly managed assets of $71.6 billion, $49.1 billion and $34.3 billion as of December 31, 2000, 1999 and 1998, respectively.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        CAPITAL AND LIQUIDITY MANAGEMENT

-------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES


The Company's total assets were $238 billion at December 31, 2000, an increase from $221 billion at year-end 1999. Due to the nature of the Company's trading activities it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $152.0 billion at December 31, 2000. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $19.1 billion at December 31, 2000.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit that extends through May 2001. The Company may borrow under this revolving credit facility at various interest rate options (LIBOR, CD or base rate), and compensates the banks for this facility through facility fees. At December 31, 2000 there were no outstanding borrowings under this facility. Under these facilities the Company is required to maintain a certain level of

                       SALOMON SMITH BARNEY HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

consolidated adjusted net worth (as defined in the agreement). At December 31, 2000, this requirement was exceeded by approximately $4.3 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

Unsecured term debt is a significant component of the Company's long-term capital. Term debt totaled $20.3 billion at December 31, 2000, compared with $18.8 billion at December 31, 1999. The Company utilizes interest rate swaps to convert the majority of its fixed rate term debt used to fund inventory-related working capital requirements into variable rate obligations. Term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts. The average remaining maturity of the Company's term debt was 3.25 years at December 31, 2000 and 1999. See Note 7 to the consolidated financial statements for additional information regarding term debt and an analysis of the impact of interest rate swaps on term debt.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER

HIGH YIELD PORTFOLIO

The Company's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities rated lower than "triple B-" by internationally recognized rating agencies, unrated securities with market yields comparable to entities rated below "triple B-," as well as sovereign debt issued by certain countries in currencies other than their local currencies and which are not collateralized by U.S. government securities. For example, high yield securities exclude the collateralized portion of the Company's holdings of "Brady Bonds," but include such securities to the extent they are not collateralized. The Company's trading portfolio of high yield securities owned is carried at market or fair value and totaled $3.3 billion and $3.2 billion at December 31, 2000 and 1999, respectively; the largest high yield exposure to one counterparty was $61 million and $290 million at December 31, 2000 and 1999, respectively.

                       SALOMON SMITH BARNEY HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             DERIVATIVE INSTRUMENTS
-------------------------------------------------------------------------------

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Whenever possible, the Company uses industry master netting agreements to reduce aggregate credit exposure. Swap and foreign exchange agreements are documented utilizing counterparty master netting agreements supplemented by trade confirmations. Over the past several years, the Company has enhanced the funding and risk management of its derivatives activities through the increased use of bilateral security agreements. The Company, in particular, has been an industry leader in promoting the use of this risk reduction technique. Based on notional amounts, at December 31, 2000 and 1999, respectively, approximately 91% and 92% of the Company's swap portfolio was subject to the bilateral exchange of collateral. This initiative, combined with the success of Salomon Swapco Inc, the Company's triple-A rated derivatives subsidiary, has greatly strengthened the liquidity profile of the Company's derivative trading activities. See "Risk Management" for discussions of the Company's management of market, credit, and operational risks.

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

     -    Note  4 - Principal Transaction Revenues

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

THE COMPANY'S RISK MANAGEMENT CONTROL FRAMEWORK

The Company's risk management control framework is based upon the ongoing participation of senior management, business unit managers and the coordinated efforts of various support units throughout the Company.

The Company's risk management efforts include the establishment of market and credit risk controls, policies and procedures; senior management risk oversight with thorough risk analysis and reporting; and independent risk management with capabilities to evaluate and monitor risk limits.

VALUATION AND CONTROL OF TRADING POSITIONS

With regard to the Company's trading positions (financial instruments, commodities and contractual commitments), the Chairman and Chief Executive Officer determines the desired risk profile of the Company with assistance from the Risk Management Committee. This committee, which is comprised of the Chief Executive Officer, senior business managers, the Chief Financial

                       SALOMON SMITH BARNEY HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Officer, the Citigroup Chief Risk Officer, the Global Market Risk Manager and Credit Risk Manager, reviews appropriate levels of risk, risk capital allocations, balance sheet and regulatory capital usage by business units and overall risk policies and controls. An independent Global Market Risk Management Group provides technical and quantitative analysis of the market risk associated with trading positions to the Chairman and Chief Executive Officer and members of the Risk Management Committee on a frequent basis.

Trading positions are necessary for an active market maker, but can be a major source of liquidity risk. Monitoring the Company's trading inventory levels and composition and oversight for pricing is the responsibility of the Global Market Risk Management Group and various support units, which monitor trading positions on a position by position level, and employ specific risk models to track inventory exposure in credit markets, emerging markets and the mortgage market. The Company also provides for liquidity risk by imposing markdowns as the age of the inventory increases. Inventory event risk, both for issuer credit and emerging markets, is analyzed with the involvement of senior traders, economists and credit department personnel. Market scenarios for the major emerging markets are maintained and updated to reflect the event risk for the emerging market positions. In addition, the Company, as a dealer of securities in the global capital markets, has risk to issuers of fixed income securities for the timely payment of principal and interest. Principal risk is reviewed by the Global Market Risk Management Group, which identifies and reports major risks undertaken by the trading businesses. The Credit Department (the "Department") combines principal risk positions with credit risks resulting from counterparty pre-settlement and settlement risk to review aggregate exposures by counterparty, industry and country.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the Company's VAR at the 99% confidence level as of December 31, 2000 and 1999 along with the 2000 average, and the high and low (based on quarter-end VARs). The VAR relating to non-trading financial instruments has been excluded from this analysis.


RISK EXPOSURES                December 31, 2000                                                           December 31, 1999
($ IN MILLIONS)                                      2000 Average         2000 High          2000 Low
---------------------------------------------------------------------------------------------------------------------------
Interest rate                        $ 35                $ 26               $ 36               $ 19               $ 20
Equities                                4                   6                 20                  1                  6
Commodities                             6                   9                 14                  5                  8
Currency                                2                   1                  8                  -                  -
Diversification Benefit               (12)                (14)               N/A                N/A                (11)
---------------------------------------------------------------------------------------------------------------------------
Total                                $ 35                $ 28               $ 37               $ 20               $ 23
===========================================================================================================================

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at December 31, 2000, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. Over 200 risk factors are used in the VAR simulations. VAR reflects the risk profile of the Company at December 31, 2000, and is not a predictor of future results.

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

COMMODITY PRICE RISK

Commodity price risk results from the possibility that the price of the underlying commodity (principally, oil, natural gas and metals) may rise or fall.

CURRENCY RISK

Currency risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When the Company buys or sells a foreign currency or financial instrument denominated in a currency other than the local currency of the trading center, exposure exists from a net open currency position. Until the position is covered by selling or buying an equivalent amount of the same currency or by entering into a financing arrangement denominated in the same currency, the Company is exposed to a risk that the exchange rate may move against it.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORIGIN OF CREDIT RISK

In the normal course of its operations, the Company enters into various transactions that may give rise to various types of credit risk. The different forms of credit risk to which the Company may be exposed include:

     - LENDING CREDIT RISK: The risk that an obligor may default on principal or interest payments of a loan.

     - ISSUER CREDIT RISK: The risk that the issuer of a security will default on principal or interest payments. One component of the market risk of securities and derivatives on particular securities is that caused by the credit risk of the issuer. This component of market risk is also called the specific risk component of market risk.

     - COUNTERPARTY CREDIT RISK: The risk that a counterparty to a trade will default on its obligations. Counterparty credit risk takes two forms:

          - SETTLEMENT RISK: The risk that a counterparty will fail to perform during an exchange of cash or other assets. This risk arises from the requirement, in certain circumstances, to release cash or securities before receiving payment.

          - PRE-SETTLEMENT CREDIT RISK: The risk that a counterparty to a forward, derivative or repo will default prior to the final cash settlement of the transaction. The magnitude of pre-settlement credit exposure depends on the potential market value of the contracts and on the presence of any legally enforceable risk mitigating agreements that have been entered into, such as netting, margin or an option to early termination.

          For both forms of counterparty risk, the Company sets credit limits or requires specific approvals that attempt to anticipate the potential exposure of transactions.

CREDIT RISK MANAGEMENT

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CREDIT EXPOSURE FROM DERIVATIVE ACTIVITIES

The Company's credit exposure for swap agreements, swap options, caps and floors and foreign exchange contracts and options at December 31, 2000, as represented by amounts reported on the Company's consolidated statement of financial condition, are primarily with investment grade counterparties. These amounts do not present potential credit exposure that may result from factors that influence market risk or from the passage of time. Severe changes in market factors may cause credit exposure to increase suddenly and dramatically. Swap agreements, swap options, caps and floors include transactions with both short- and long-term periods of commitment. See Note 15 to the consolidated financial statements for further discussion of credit exposure from derivative activities.

With respect to sovereign risk related to derivatives, credit exposure at December 31, 2000 was primarily to counterparties in the U.S. ($1.9 billion), Germany ($.6 billion), Japan ($.3 billion), France ($.2 billion), United Kingdom ($.2 billion), and Sweden ($.2 billion).

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

ENVIRONMENTAL RISK

The Company may be subject to environmental risk from two primary sources: discontinued commodities processing and oil refining operations, and existing energy-related transportation activities.

The Company may be subject to remedial liability as a result of commodities-related industrial operations, which were discontinued in or prior to 1984. Such liability arises under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), which provides that potentially responsible parties ("PRPs") may be held jointly and severally liable for the entire cost of site clean-up. The Company may also be subject to liability under state or other U.S. environmental laws. Management believes, based upon currently known facts and established reserves, that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

The ultimate share of remediation costs that will be borne by the Company cannot be predicted with accuracy. The Company has incurred and will continue to incur costs related to remediation at certain sites already identified. Further, it is possible that the Company will be named as a PRP at additional sites.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.

         (a)  Documents filed as a part of the report:

               (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

               (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

               (3)  Exhibits:

                    See Exhibit Index.




          (b)  Reports on Form 8-K:

               On October 17, 2000, the Company filed a Current Report on Form 8-K, dated October 17, 2000, reporting under Item 5 thereof the results of its operations for the three and nine month periods ended September 30, 2000 and 1999.

               No other reports on Form 8-K were filed during the fourth quarter of 2000; however, on January 17, 2001, the Company filed a Current Report on Form 8-K, dated January 16, 2001, reporting under Item 5 thereof the results of 2000 and 1999; and on March 6, 2001, the Company filed a Current Report on Form 8-K, dated March 1, 2001, reporting under Item 4 thereof the engagement of KPMG LLP as the Company's independent accountants for the fiscal year 2001.

                                  EXHIBIT INDEX
EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT

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

10.01 Amended and Restated Lease dated as of March 27, 1998 between State Street Bank and Trust Company of Connecticut, National Association, as Trustee (Lessor), and Smith Barney Inc., Salomon Brothers Inc, Travelers Group Inc., Mutual Management Corp., Smith Barney Capital Services Inc., Smith Barney Commercial Corp., Smith Barney Futures Management Inc. and Smith Barney Global Capital Management, Inc., as tenants in common (Lessee), incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998 (File No. 1-4346).

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

23.01+   Consent of PricewaterhouseCoopers LLP

-------------

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2001.

                                      SALOMON SMITH BARNEY HOLDINGS INC.
                                      (Registrant)

                                       By: /s/Michael A. Carpenter
                                           ------------------------------------
                                              Michael A. Carpenter, Chairman and
                                                Chief Executive Officer


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 2001.


                     SIGNATURE                                TITLE
                     ---------                                -----
            /s/Michael A. Carpenter
------------------------------------------------             Chairman, Chief Executive Officer  (Principal Executive
               Michael A. Carpenter                          Officer) and Director

             /s/Barbara A. Yastine
-------------------------------------------------            Chief Financial Officer (Principal
                Barbara A. Yastine                           Financial Officer)

             /s/Michael J. Day
-------------------------------------------------            Controller (Principal Accounting Officer)
                Michael J. Day

            /s/Deryck C. Maughan
-------------------------------------------------            Director
               Deryck C. Maughan

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                                                                    PAGE

REPORT OF INDEPENDENT ACCOUNTANTS                                                                                     F-2

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statements of Income for the years ended
       December 31, 2000, 1999 and 1998                                                                               F-3


      Consolidated Statements of Financial Condition as of
       December 31, 2000 and 1999                                                                                     F-4


      Consolidated Statements of Changes in Stockholder's Equity
       for the years ended December 31, 2000, 1999 and 1998                                                           F-6


      Consolidated Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998                                                                               F-7


      Notes to Consolidated Financial Statements                                                                      F-8



QUARTERLY FINANCIAL DATA (UNAUDITED)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Salomon Smith Barney Holdings Inc. and Subsidiaries:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Salomon Smith Barney Holdings Inc. and its Subsidiaries (the "Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP


New York, New York
January 16, 2001

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                                                       2000           1999          1998
----------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                              $ 4,375        $ 3,642       $ 3,214
   Investment banking                                                         3,592          3,012         2,320
   Asset management and administration fees                                   3,322          2,650         2,165
   Principal transactions                                                     2,706          2,562          (113)
   Other                                                                        517            297           185
----------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                                   14,512         12,163         7,771
----------------------------------------------------------------------------------------------------------------
   Interest and dividends                                                    16,260         11,275        12,902
   Interest expense                                                          14,530          9,681        11,466
----------------------------------------------------------------------------------------------------------------
Net interest and dividends                                                    1,730          1,594         1,436
----------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                            16,242         13,757         9,207
----------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                                  8,193          6,847         5,848
   Communications                                                               648            504           477
   Floor brokerage and other production                                         645            465           446
   Occupancy and equipment                                                      568            447           429
   Advertising and market development                                           477            339           312
   Professional services                                                        332            259           245
   Other operating and administrative expenses                                  633            643           408
   Restructuring charge (credit), net                                             4           (243)         (274)
----------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                   11,500          9,261         7,891
----------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting principle                                   4,742          4,496         1,316
Provision for income taxes                                                    1,710          1,669           498
----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
   in accounting principle                                                    3,032          2,827           818
Cumulative effect of change in accounting principle
   (net of tax benefit of $12)                                                    -            (15)            -
----------------------------------------------------------------------------------------------------------------
Net income                                                                  $ 3,032        $ 2,812        $  818
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------------------
Dollars in millions
December 31,                                                                                  2000                           1999
---------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                                                 $  2,623                     $    1,624
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                 2,698                          2,421

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                            $66,446                        $74,138
   Deposits paid for securities borrowed                                       36,790                         35,979
                                                                              -------                        -------
                                                                                           103,236                        110,117

Financial instruments owned and contractual commitments:
    (Approximately $80 billion were pledged to
     various parties at December 31, 2000)
     U.S. government and government agency securities                          30,219                         24,716
     Corporate debt securities                                                 13,035                          9,695
     Contractual commitments                                                   11,970                         12,464
     Equity securities                                                         10,361                          7,266
     Non-U.S. government and government agency securities                       9,827                          6,521
     Money market instruments                                                   7,203                          7,383
     Mortgage loans and collateralized mortgage securities                      6,021                          5,613
     Other financial instruments                                                3,123                          2,390
                                                                              -------                        -------
                                                                                            91,759                         76,048
Receivables:
   Customers                                                                   22,793                         19,377
   Brokers, dealers and clearing organizations                                  2,542                          1,767
   Other                                                                        2,759                          2,841
                                                                              -------                        -------
                                                                                            28,094                         23,985

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $948 and
  $1,032, respectively                                                                       1,302                            953

Other assets                                                                                 7,819                          5,733
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $237,531                       $220,881
=================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-------------------------------------------------------------------------------------------------------------------------------
Dollars in millions
December 31,                                                                      2000                                    1999
-------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                              $ 19,191                                $ 17,827


Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                $88,938                                 $75,801
   Deposits received for securities loaned                        13,973                                  10,279
                                                                 -------                                 -------
                                                                               102,911                                  86,080
Financial instruments sold, not yet purchased, and
  contractual commitments:
   U.S. government and government agency securities               19,710                                  24,664
   Non-U.S. government and government agency securities           13,147                                  15,402
   Contractual commitments                                        11,917                                  16,432
   Corporate debt securities and other                             6,541                                   2,156
   Equity securities                                               3,993                                   4,298
                                                                 -------                                 -------
                                                                                55,308                                  62,952
Payables and accrued liabilities:
   Customers                                                      14,960                                  13,779
   Brokers, dealers and clearing organizations                     2,313                                   1,122
   Other                                                          10,734                                  10,229
                                                                 -------                                 -------
                                                                                28,007                                  25,130
Term debt                                                                       20,330                                  18,821

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior subordinated
   debt securities of the Company                                                  745                                     745

Stockholder's equity:
    Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                 -                                       -
    Additional paid-in capital                                     1,854                                   1,626
    Retained earnings                                              9,183                                   7,686
    Accumulated changes in equity from nonowner sources                2                                      14
                                                                 -------                                 -------
Total stockholder's equity                                                      11,039                                   9,326
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                    $237,531                                $220,881
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


---------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                             Changes In
                                                                  Additional                 Equity From                    Total
                                           Preferred    Common     Paid-In      Retained     Nonowner      Treasury    Stockholder's
Dollars in millions                          Stock       Stock     Capital      Earnings      Sources        Stock         Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 --            --         $1,574      $6,943      $ 1           --         $ 8,518

Net income                                                                           818                                   818
Common dividends                                                                    (602)                                 (602)
Other capital transactions                                                15                                                15
Net change in cumulative translation
  adjustments                                                                                  19                           19
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 --            --          1,589       7,159       20           --           8,768
Net income                                                                         2,812                                 2,812
Common dividends                                                                  (2,285)                               (2,285)
Other capital transactions                                                37                                                37
Net change in cumulative translation
  adjustments                                                                                  (6)                          (6)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 --            --          1,626       7,686       14           --           9,326
Net income                                                                         3,032                                 3,032
Common dividends                                                                  (1,535)                               (1,535)
Other capital transactions                                               228                                               228
Net change in cumulative translation
  adjustments                                                                                 (12)                         (12)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              $  --         $  --         $1,854      $9,183      $ 2         $ --         $11,039
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                                                                  2000           1999            1998
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                          $  3,032       $  2,812       $     818
 Deferred income tax provision/(benefit)                                                  415              7            (254)
 Depreciation and amortization                                                            472            372             331
----------------------------------------------------------------------------------------------------------------------------
 Net income adjusted for noncash items                                                  3,919          3,191             895
----------------------------------------------------------------------------------------------------------------------------
(Increase) decrease in operating assets -
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                                 (277)           (63)           (324)
 Collateralized short-term financing agreements                                         9,040        (22,034)         21,576
 Financial instruments owned and contractual commitments                              (14,847)         9,969          53,715
 Receivables                                                                            5,136         (1,662)         (4,234)
 Other assets                                                                          (1,569)          (767)           (442)
----------------------------------------------------------------------------------------------------------------------------
 (Increase) decrease in operating assets                                               (2,517)       (14,557)         70,291
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
 Collateralized short-term financing agreements                                        14,751         17,344         (50,835)
 Financial instruments sold, not yet purchased, and contractual commitments            (8,547)        (3,330)        (29,884)
 Payables and accrued liabilities                                                      (5,216)        (2,046)          6,002
----------------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in operating liabilities                                             988         11,968         (74,717)
----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                                         2,390            602          (3,531)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net increase in commercial paper and other short-term borrowings                         489          2,332           4,031
 Proceeds from issuance of term debt                                                    7,358          3,981           5,831
 Term debt maturities and repurchases                                                  (5,257)        (5,072)         (5,093)
 Collateralized mortgage obligations                                                      (17)           (84)           (101)
 Dividends paid                                                                        (1,202)        (2,285)           (732)
 Issuance of mandatorily redeemable securities of subsidiary trusts                         -              -             400
 Other capital transactions                                                                89             37               -
----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                         1,460         (1,091)          4,336
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of subsidiaries and affiliates                                              (2,250)             -            (129)
 Assets securing collateralized mortgage obligations                                       18             88             117
 Property, equipment and leasehold improvements, net                                     (619)          (236)           (365)
 Other                                                                                      -              -              25
----------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                      (2,851)          (148)           (352)
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                          999           (637)            453
Cash and cash equivalents at beginning of year                                          1,624          2,261           1,808
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                             $  2,623       $  1,624        $  2,261
============================================================================================================================

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes in 2000, 1999 and 1998.

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of Salomon Smith Barney Holdings Inc. ("SSBH" and, collectively, with its subsidiaries, the "Company"), a New York corporation (the successor to Salomon Smith Barney Holdings Inc., a Delaware corporation). The Company is a direct wholly owned subsidiary of Citigroup Inc. ("Citigroup").

On May 1, 2000, the Company completed the approximately $2.2 billion acquisition of the global investment banking business and related net assets of Schroders plc, including all corporate finance, financial markets and securities activities. The combined European operations of the Company are now known as Schroder Salomon Smith Barney.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of management's best judgment and estimates. Estimates, including the fair value of contractual commitments, the outcome of litigation, realization of deferred tax assets and other matters that affect the reported amounts and disclosures of contingencies in the financial statements, may vary from actual results.

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

It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the loan balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Reverse repurchase and repurchase agreements are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board ("FASB") Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, reverse repurchase agreements totaled $115.5 billion and $119.7 billion at December 31, 2000 and 1999, respectively.

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

FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS Financial instruments and contractual commitments (also referred to as "derivative instruments"), including derivatives used for trading purposes, are recorded at either market value or, when market prices are not readily available, fair value, which is determined under an alternative approach, such as matrix or model pricing. The determination of market or fair value considers various factors, including: closing exchange or over-the-counter ("OTC") market price quotations; time value and volatility factors underlying options, warrants and contractual commitments; price activity for equivalent or synthetic instruments in markets located in different time zones; counterparty credit quality; and the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions. Financial instruments and contractual commitments include related accrued interest or dividends.

The majority of the Company's financial instruments and contractual commitments are recorded on a trade date basis. Recording the remaining instruments on a trade date basis would not materially affect the consolidated financial statements. Customer securities transactions are recorded on a settlement date basis with the related revenue and expense recorded on

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trade date. Commissions, underwriting, and principal transaction revenues and related expenses are recognized in income on a trade date basis.

DERIVATIVE INSTRUMENTS

Derivatives Used for Trading Purposes

Derivatives used for trading purposes include interest rate, equity, currency and commodity swap agreements, swap options, caps and floors, options, warrants and financial and commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued, are reported as liabilities in "Contractual commitments." This category also includes the Company's long-term obligations that have principal repayments directly linked to equity securities of unaffiliated issuers for which the Company holds in inventory a note exchangeable for the same equity securities. Cash collateral received in connection with interest rate swaps totaled $2,524 million and $3,651 million at December 31, 2000 and 1999, respectively, and cash collateral paid totaled $3,645 million and $3,556 million, respectively. Revenues generated from derivative instruments used for trading purposes are reported as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

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

See Note 7 to the consolidated financial statements for a further discussion of the use of interest rate swaps and forward currency contracts for non-trading purposes.

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

INTANGIBLE ASSETS The excess of purchase price over fair value of net assets acquired, which amounted to $1,215 million at December 31, 2000, is being amortized over remaining periods ranging from 14 to 28 years. The Company amortizes other intangible assets, which are included in "Other assets," on a straight-line basis over remaining periods ranging from 3 to 13 years.

NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was subsequently amended in June 1999 and June 2000. The Company will adopt these new rules when they become effective on January 1, 2001. Under the new rules an entity is required to recognize all freestanding and embedded derivatives at fair value in earnings unless the derivatives can be designated as hedges of certain exposures for which specific hedge accounting is prescribed. If certain conditions are met, a derivative may be designated as a hedge of the fair value changes of a recognized asset, liability or an unrecognized firm commitment; or a hedge of the exposure to variable cash flows of a recognized asset, liability or a forecasted transaction; or a hedge of the foreign currency exposure of a recognized asset, liability, a net investment in a foreign operation, an unrecognized firm commitment or a forecasted transaction. The Company anticipates a significant increase in the complexity of the accounting and recordkeeping requirements for these hedging activities, but overall it does not foresee a material impact on its financial position or results of operations from implementing the new rules. The FASB continues to deliberate potential changes to the new rules, the effect of which cannot be presently determined.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 ("SFAS 140"), which is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Other provisions of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of the portions of this standard which are effective at December 31, 2000 did not have a material impact on the Company's consolidated financial statements.

NOTE 2. RESTRUCTURING CHARGE (CREDIT), NET

In the fourth quarter of 2000 the Company booked a restructuring charge of $4 million ($2 million after tax). This primarily related to severance issues resulting from the consolidation and discontinuance of certain asset management businesses and is expected to be fully charged off in 2001. At December 31, 2000, the restructuring reserve balance of $4 million is included in the consolidated statements of financial condition in "Payables and accrued liabilities - Other."

During 1999, the Company recorded an adjustment of $214 million ($126 million after tax) to the restructuring charge related to the November 1997 merger of Salomon Inc and Smith Barney Holdings Inc. The reduction related primarily to the Seven World Trade Center lease due to the October 1998 merger of Travelers Group Inc. and Citicorp. In 1998, the Company recorded an adjustment of $354 million ($209 million after tax) relating primarily to the Seven World Trade Center lease, as well as severance and other facilities. At December 31, 1999 this reserve had been fully charged off.

In 1998, the Company recorded a restructuring reserve of $80 million ($47 million after tax) which related primarily to severance and facilities issues relating to the merger of Travelers Group Inc. and Citicorp. During 1999, the Company recorded an adjustment of $30 million ($16 million after tax) to this reserve which related primarily to severance issues. At December 31, 1999, this reserve had been fully charged off.

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

----------------------------------------------------------------------------------------------------------
         Dollars in Millions
         Year Ended December 31,                                       2000            1999           1998
----------------------------------------------------------------------------------------------------------
         Net income                                                 $ 3,032          $ 2,812         $ 818
         Other changes in equity from non-owner sources                 (12)              (6)           19
         -------------------------------------------------------------------------------------------------
         Total comprehensive income                                 $ 3,020          $ 2,806         $ 837
         =================================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PRINCIPAL TRANSACTIONS REVENUES

The following table presents principal transactions revenues by business activity for the years ended December 31, 2000, 1999 and 1998:

---------------------------------------------------------------------------------------------------------------
       Dollars in millions
       Year Ended December 31,                                           2000             1999             1998
---------------------------------------------------------------------------------------------------------------
       Fixed income                                                    $1,208           $1,378           $ (869)
       Equities                                                         1,243              954              536
       Commodities                                                        224              192              205
       Other                                                               31               38               15
---------------------------------------------------------------------------------------------------------------
       Total principal transactions revenues                           $2,706           $2,562           $ (113)
===============================================================================================================

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

COMMODITIES The Company, primarily through its wholly owned subsidiary Phibro Inc. and its wholly owned subsidiaries (collectively, "Phibro"), conducts a commodities trading and dealer business. Commodities traded include crude oil, refined oil products, natural gas, metals and other commodities. Commodity revenues consist of realized and unrealized gains and losses from trading these commodities and related derivative instruments.

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

Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenue and expense are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:

-------------------------------------------------------------------------------------------
Dollars in millions                                  2000            1999           1998
-------------------------------------------------------------------------------------------
Noninterest revenues:
   Investment Services                            $  13,281       $  11,037       $   6,847
   Asset Management                                   1,231           1,126             924
-------------------------------------------------------------------------------------------
Total                                             $  14,512       $  12,163       $   7,771
===========================================================================================
Net interest and dividends:
    Investment Services                           $   1,739       $   1,610       $   1,456
    Asset Management                                     (9)            (16)            (20)
-------------------------------------------------------------------------------------------
Total                                             $   1,730       $   1,594       $   1,436
===========================================================================================
Income before cumulative effect of change in
  accounting principle:
   Investment Services                            $   2,688       $   2,491       $     566
   Asset Management                                     344             336             252
-------------------------------------------------------------------------------------------
Total                                             $   3,032       $   2,827       $     818
===========================================================================================
Year-end total assets:
   Investment Services                            $ 236,009       $ 219,420       $ 206,106
   Asset Management                                   1,522           1,461           1,324
-------------------------------------------------------------------------------------------
Total                                             $ 237,531       $ 220,881       $ 207,430
===========================================================================================

The accompanying table summarizes the Company's operations by geographic areas which are determined principally by the respective legal jurisdictions of SSBH's subsidiaries. Substantially all amounts for the asset management segment are included in North America. For purposes of this disclosure, North America consists of the United States and Canada; Europe

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

primarily consists of the United Kingdom and Germany; Asia and other primarily consists of Japan, Hong Kong and Australia. Because of the global nature of the markets in which the Company competes and the integration of the Company's worldwide business activities, the Company believes that amounts determined in this manner are not particularly useful in understanding its business.

                                                                          Income (Loss) Before
                                                                            Income Taxes and
                                                       Revenues           Cumulative Effect of
                                                     Before Interest      Change in Accounting
     Dollars in millions                              Expense                  Principle                 Total Assets
---------------------------------------------------------------------------------------------------------------------
     Year Ended December 31, 2000
       North America                                    $26,050                 $ 4,266                    $185,181
       Europe                                             4,245                     413                      49,463
       Asia and other                                       477                      63                       2,887
-------------------------------------------------------------------------------------------------------------------
     Consolidated                                       $30,772                 $ 4,742                    $237,531
===================================================================================================================
     Year Ended December 31, 1999
       North America                                    $20,006                 $ 4,074                    $174,323
       Europe                                             2,945                     344                      42,871
       Asia and other                                       487                      78                       3,687
-------------------------------------------------------------------------------------------------------------------
     Consolidated                                       $23,438                 $ 4,496                    $220,881
===================================================================================================================
     Year Ended December 31, 1998
       North America                                    $18,270                 $ 2,873                    $138,682
       Europe                                             1,845                  (1,483)                     46,736
       Asia and other                                       558                     (74)                     22,012
-------------------------------------------------------------------------------------------------------------------
     Consolidated                                       $20,673                 $ 1,316                    $207,430
===================================================================================================================

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

-----------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                                          2000          1999
-----------------------------------------------------------------------------------
Bank borrowings:
  Balance at year-end                                         $ 1,275       $ 4,529
  Weighted average interest rate                                  5.2%          5.6%
  Annual averages --
     Amount outstanding                                       $ 1,123       $ 1,671
     Weighted average interest rate                               4.7%          3.8%
  Maximum amount outstanding at any month-end                 $ 1,675       $ 4,529
-----------------------------------------------------------------------------------
Commercial paper:
  Balance at year-end                                         $16,705       $12,578
  Weighted average interest rate                                  6.6%          6.0%
  Annual averages --
     Amount outstanding                                       $16,186       $10,691
     Weighted average interest rate                               6.4%          5.3%
  Maximum amount outstanding at any month-end                 $18,999       $12,617
-----------------------------------------------------------------------------------
Other short-term borrowings:
  Balance at year-end                                         $ 1,211       $   720
  Weighted average interest rate                                  5.9%          5.8%
  Annual averages --
     Amount outstanding                                       $   928       $ 1,055
     Weighted average interest rate                               5.5%          5.4%
  Maximum amount outstanding at any month-end                 $ 1,266       $ 1,657
===================================================================================
  Total commercial paper and other short term borrowings      $19,191       $17,827
===================================================================================

Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in various currencies including Japanese yen, German mark, U.K. sterling and European Monetary unit. All of the Company's commercial paper outstanding at December 31, 2000 and 1999 were U.S. dollar denominated. Also included in short-term borrowings are deposit liabilities and other short-term obligations.

The Company has a $5.0 billion 364-day revolving credit agreement that extends through May 2001. The Company may borrow under its revolving credit facility at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facility through facility fees. Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 2000, this requirement was exceeded by $4.3 billion.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 2000, there were no outstanding borrowings under this facility. In addition, the Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

NOTE 7. TERM DEBT

Term debt consists of issues with original maturities in excess of one year. Certain issues are redeemable, in whole or in part, at par or at premiums prior to maturity.

------------------------------------------------------------------------------------------------------------------------------
                                      Fixed Rate
                                      Obligations     Fixed Rate     Total Fixed    Variable
                                      Swapped to      Obligations        Rate         Rate           Total            Total
Dollars in millions                    Variable       Not Swapped    Obligations   Obligations   Dec. 31, 2000    Dec. 31, 1999
------------------------------------------------------------------------------------------------------------------------------
U.S. dollar denominated:
   Salomon Smith Barney Holdings
     Inc. (SSBH)                           $7,899        $1,367        $ 9,266        $6,833      $16,099           $15,159
   Subsidiaries                               156             -            156           532          688               535
---------------------------------------------------------------------------------------------------------------------------
   U.S. dollar denominated                  8,055         1,367          9,422         7,365       16,787            15,694
---------------------------------------------------------------------------------------------------------------------------
Non-U.S. dollar denominated:
   Salomon Smith Barney Holdings
     Inc. (SSBH)                            1,068             -          1,068         1,796        2,864             2,255
   Subsidiaries                               669            10            679             -          679               872
---------------------------------------------------------------------------------------------------------------------------
   Non-U.S. dollar denominated              1,737            10          1,747         1,796        3,543             3,127
---------------------------------------------------------------------------------------------------------------------------
Term debt                                  $9,792        $1,377        $11,169        $9,161      $20,330           $18,821
===========================================================================================================================

The maturity structure of the Company's term debt, based on contractual maturities or the earliest date on which the debt is repayable at the option of the holder, was as follows at December 31, 2000:

----------------------------------------------------------------------------------------------------
                                   Salomon Smith Barney
                                       Holdings Inc.
          Dollars in millions             (SSBH)                  Subsidiaries               Total
----------------------------------------------------------------------------------------------------
           2001                          $  2,806                   $   197                $   3,003
           2002                             4,913                        79                    4,992
           2003                             5,601                       379                    5,980
           2004                             2,005                       105                    2,110
           2005                             1,834                        66                    1,900
           Thereafter                       1,804                       541                    2,345
----------------------------------------------------------------------------------------------------
           Total                          $18,963                    $1,367                  $20,330
====================================================================================================

The Company issues U.S. dollar and non-U.S. dollar denominated fixed and variable rate term debt. Fixed rate debt matures at various dates through 2023. The contractual interest rates on fixed rate debt ranged from .42% (Japanese yen denominated) to 10.38% (U.S. dollar denominated) at December 31, 2000 and .42% (Japanese yen denominated) to 11.82% (U.S. dollar denominated) at December 31, 1999. The weighted average contractual rate on total fixed rate term debt (both U.S. dollar denominated and non-U.S. dollar denominated) was 6.42% at December 31, 2000 and 6.22% at December 31, 1999. The

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company utilizes interest rate swap agreements to convert most of its fixed rate term debt to variable rate obligations. The maturity structure of the swaps generally corresponds with the maturity structure of the debt being hedged.

The Company's non-U.S. dollar fixed rate term debt includes Japanese yen, German mark, U.K. sterling, Italian lira, French franc, Portuguese escudos, European Monetary unit and, consequently, bears a wide range of interest rates.

At December 31, 2000, the Company had outstanding approximately $3.5 billion of non-U.S. dollar denominated term debt, which included $0.7 billion of German mark denominated, $0.8 billion of Japanese yen denominated, $0.8 billion of U.K. sterling denominated, and $0.9 billion of European Monetary unit denominated (converted at the December 31, 2000 spot rates). Of the $3.5 billion, approximately $1.2 billion of SSBH non-U.S. dollar denominated debt has been designated as a hedge of investments in subsidiaries with functional currencies other than the U.S. dollar. Another $1.0 billion of SSBH debt has been effectively converted to U.S. dollar denominated obligations using cross-currency swaps. The remaining $1.3 billion is used for general corporate purposes.

The following table summarizes the Company's fixed rate term debt that is swapped to variable rate obligations using interest rate swaps at December 31, 2000 and 1999. The variable rates presented are indicative of the Company's actual costs related to such obligations.


                                                  2000                                               1999
                               ---------------------------------------------     --------------------------------------------
                                            Contractual                                        Contractual
                                              Weighted           Weighted                       Weighted          Weighted
                                           Average Fixed         Average                     Average Fixed        Average
                                              Rate on         Variable Rate                     Rate on        Variable Rate
                               Principal   Swapped Fixed     on Swapped Term     Principal   Swapped Fixed    on Swapped Term
(Dollars in millions)           Balance    Rate Term Debt          Debt           Balance    Rate Term Debt         Debt
-----------------------------------------------------------------------------------------------------------------------------
U.S. dollar denominated          $8,057            6.8%            6.9%            $ 9,703            6.4%            6.2%
German mark denominated             593            7.2             5.0                 846            7.3             3.6
Japanese yen denominated            451            1.0              .7                 303            1.0              .6
U.K. sterling denominated           198            7.5             6.5                 121            7.8             5.3
French francs swapped to
   U.S. dollar denominated          143            5.4             7.4                 153            5.4             6.2
Japanese yen swapped to
   U.S. dollar denominated          139            3.2             7.1                 170            4.8             5.8
Italian lira swapped to
   U.S. dollar denominated          135            5.9             6.7                 171            1.4             6.2
EURO swapped to U.S.
  dollar denominated                 36            5.4             6.5                  58            4.6             5.9
EURO denominated                     26            4.0             4.2                   -             -              -
Portuguese escudos swapped
   to U.S. dollar denominated        14            4.3             7.0                  13             7.5            6.1
-------------------------------------------------------------------------------------------------------------------------
Total swapped
   fixed rate term debt          $9,792            6.5%            6.5%            $11,538            6.2%            5.9%
=========================================================================================================================

Variable rate term debt matures at various dates through 2026. The interest rates are determined periodically by reference to money market rates, or in certain instances, are calculated based on stock or bond market indices as specified in the agreements governing the respective issues. The interest rates on variable rate term debt ranged from .45% (Japanese yen denominated) to 10.71% (U.S. dollar denominated ) at December 31, 2000 and 0.25% (Japanese yen denominated) to 8.64%

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(U.S. dollar denominated) at December 31, 1999. The weighted average contractual rate on total variable rate term debt (both U.S. dollar denominated and non-U.S. denominated) was 6.22% at December 31, 2000 and 5.53% at December 31, 1999.

Term debt includes subordinated debt, which totaled $167 million at December 31, 2000 and $26 million at December 31, 1999. At December 31, 2000 and 1999, subordinated debt included approximately $5 million of convertible restricted notes, convertible at the rate of $4.10 per share into 1,116,769 shares of Citigroup common stock. At December 31, 2000, the Company had outstanding $288 million of term debt for which the principal repayment is linked to certain equity securities of unaffiliated issuers.

The Company has a $5.0 billion revolving credit agreement with a bank syndicate that extends through May 2001, under which it may borrow at various interest rate options (LIBOR, CD or base rate) and compensates the banks for the facility through facility fees. At December 31, 2000, there were no outstanding borrowings under this facility. Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 2000, this requirement was exceeded by $4.3 billion.

NOTE 8. LEASE COMMITMENTS

The Company has noncancelable leases covering office space and equipment expiring on various dates through 2013. Presented below is a schedule of minimum future rentals on noncancelable operating leases, net of subleases, as of December 31, 2000. Various leases contain provisions for lease renewals and escalation of rent based on increases in certain costs incurred by the lessors.

------------------------------------------------------------
           Dollars in millions
------------------------------------------------------------
             2001                                   $    282
             2002                                        259
             2003                                        194
             2004                                        152
             2005                                        128
             Thereafter                                  444
------------------------------------------------------------
           Minimum future rentals                     $1,459
============================================================

Rent expense under operating leases totaled $367 million, $291 million, and $259 million for the years ended December 31, 2000, 1999, and 1998, respectively.


NOTE 9. MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

SSBH has formed two statutory business trusts under the laws of the state of Delaware that exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the trust securities in subordinated debt securities of SSBH (in the case of SI Financing Trust I) and junior subordinated

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The following table summarizes the financial structure of SSBH's subsidiary trusts at December 31, 2000:

-------------------------------------------------------------------------------------------------------------------------
                                                                                SI Financing                    SSBH
                                                                                   Trust I                   Capital I
-------------------------------------------------------------------------------------------------------------------------
Trust Securities:
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
   Interest payable                                                                  Quarterly                  Quarterly
   Maturity date                                                                 June 30, 2026           January 28, 2038
   Redeemable by issuer on or after                                              June 30, 2001           January 28, 2003
=========================================================================================================================

SI Financing Trust I, a wholly owned subsidiary trust of SSBH, issued
TRUPS(R) units to the public. Each TRUPS(R) unit includes a security of SI Financing Trust I, as shown in the table above, and a purchase contract that requires the holder to purchase, in 2021 (or earlier if SSBH elects to accelerate the contract), one depositary share representing a one-twentieth interest in a share of Citigroup 9.50% Cumulative Preferred Stock, Series L. SSBH is obligated under the terms of each purchase contract to pay contract fees of 0.25% per annum.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:

                                                                                                                    Excess over
Dollars in millions                                                                                  Net Capital      minimum
Subsidiary                                                        Jurisdiction                      or equivalent   requirement
-------------------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc.                     U.S. Securities and Exchange Commission Uniform Net      $3,573           $3,068
                                                           Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited         United Kingdom's Securities and Futures Authority       $2,689           $  757

Salomon Brothers AG                                 Germany's Banking Supervisory Authority            $  149           $  119
------------------------------------------------------------------------------------------------------------------------------

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

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), an indirect wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At December 31, 2000, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

NOTE 11. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company participates in defined benefit pension plans that cover certain U.S. and non-U.S. employees. These plans resulted in expenses of $40 million, $41 million, and $53 million in 2000, 1999, and 1998, respectively.

The Company has defined contribution employee savings plans covering certain eligible employees. The costs relating to these plans were $4 million, $7 million, and $23 million in 2000, 1999, and 1998, respectively.

HEALTH CARE AND LIFE INSURANCE

The Company provides certain health care and life insurance benefits for its active employees, qualifying retired U.S. employees and certain non-U.S. employees who reach the retirement criteria specified by the various plans. At December 31, 2000, there were approximately 36,500 active and 1,600 retired employees eligible for such benefits.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Expenses recorded for health care and life insurance benefits from continuing operations were $100 million, $123 million, and $109 million in 2000, 1999 and 1998, respectively.

EMPLOYEE INCENTIVE PLANS

The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options to purchase Citigroup common stock to officers and key employees. SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards is not included in expense, SFAS 123 requires disclosure of net income, on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options. Had the Company applied SFAS 123 in accounting for stock options, net income would have been reduced by $194 million, $114 million, and $79 million in 2000, 1999, and 1998, respectively.

The following assumptions were used to calculate the effect of SFAS 123:

-------------------------------------------------------------------------------------------------
Assumptions                                             2000               1999              1998
-------------------------------------------------------------------------------------------------
   Expected volatility                                 40.8%              46.0%             35.1%
   Risk-free interest rate                             6.19%              5.08%             5.05%
   Expected annual dividends per share                $0.76              $0.47             $0.32
   Expected annual forfeiture rate                        5%                 5%                5%
-------------------------------------------------------------------------------------------------


In 1998 certain employees of the Company received Deferred Stock Awards ("DSA"). A DSA award is an unfunded promise to deliver shares at the end of a three-year deferral period. It is comprised of a basic award representing a portion of the participant's prior year incentive award which vests immediately upon grant, and an additional premium award amounting to 33% of the basic award which vests one-third per year over a three year period. The entire award is forfeited if the participant leaves the Company to join a competitor within three years after the award date. Participants were entitled to elect to receive a portion of their award in the form of stock options. The basic portion of the award was expensed in the bonus year that it was earned. The expense associated with the additional 33% premium award is amortized over the appropriate vesting period. After-tax expense of approximately $150 million was recognized during 1998 for 1998 awards that were granted in January 1999.

The Company has various incentive plans, including the Equity Partnership Plan, under which stock of Citigroup is purchased for subsequent distribution to employees, subject to vesting requirements. These plans resulted in expenses of $521 million, $340 million, and $312 million for the years ended December 31, 2000, 1999, and 1998, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12. INCOME TAXES

The components of income taxes reflected on the consolidated statements of income are:

      Dollars in millions
      Year Ended December 31,                                      2000          1999         1998
--------------------------------------------------------------------------------------------------
      Current tax provision:
         U.S. federal                                            $1,064        $1,302       $  649
         State and local                                            129           192          117
         Non-U.S.                                                   102           168          (14)
--------------------------------------------------------------------------------------------------
          Total current tax provision                             1,295         1,662          752
--------------------------------------------------------------------------------------------------
      Deferred tax provision/(benefit):
         U.S. federal                                               331            22         (293)
         State and local                                             57             -          (21)
         Non-U.S.                                                    27           (15)          60
--------------------------------------------------------------------------------------------------
          Total deferred tax provision/(benefit)                    415             7         (254)
--------------------------------------------------------------------------------------------------
      Provision for income taxes                                 $1,710        $1,669       $  498
==================================================================================================

Under SFAS 109, Accounting for Income Taxes, temporary differences between recorded amounts and the tax bases of assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

At December 31, 2000 and December 31, 1999, respectively, the Company's consolidated statements of financial condition included net deferred tax assets of $899 million and $1,087 million, comprised of the following:

------------------------------------------------------------------------------------------------------------
   Dollars in millions
   Year Ended December 31,                                                                2000          1999
------------------------------------------------------------------------------------------------------------
   Deferred tax assets:
       Employee benefits and deferred compensation                                      $1,230        $1,298
       U.S. taxes provided on the undistributed earnings of non-U.S subsidiaries           100            81
       Cumulative translation adjustments                                                   34             -
       Other deferred tax assets                                                           314           316
------------------------------------------------------------------------------------------------------------
   Total deferred tax assets                                                             1,678         1,695
------------------------------------------------------------------------------------------------------------
   Deferred tax liabilities:
       Intangible assets                                                                  (329)         (358)
       Investment position activity                                                        (91)           (5)
       Cumulative translation adjustments                                                    -           (73)
       Lease obligations and fixed assets                                                 (328)          (92)
       Other deferred tax liabilities                                                      (31)          (80)
------------------------------------------------------------------------------------------------------------
   Total deferred tax liabilities                                                         (779)         (608)
------------------------------------------------------------------------------------------------------------
   Net deferred tax asset                                                               $  899        $1,087
============================================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no deferred tax valuation allowance at December 31, 2000 or December 31, 1999.

Tax benefits (liabilities) allocated directly to stockholder's equity were as follows:

--------------------------------------------------------------------------------------------------------------------
       Dollars in millions
       Year Ended December 31,                                                      2000          1999          1998
--------------------------------------------------------------------------------------------------------------------
         Foreign currency translation                                               $  -          $ 10         $ (10)
         Employee stock plans                                                         14            12             8
         Hedge of preferred stock dividends paid                                       -             -             -
--------------------------------------------------------------------------------------------------------------------
       Total tax benefits (liabilities) allocated directly to stockholder's          $14          $ 22         $  (2)
       equity
====================================================================================================================

The Company paid taxes, net of refunds, of $1,394 million, $1,610 million, and $693 million in 2000, 1999, and 1998, respectively.

The Company provides income taxes on the undistributed earnings of foreign subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2000, $1.3 billion of the Company's accumulated undistributed earnings was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $399 million would have to be provided if such earnings were remitted to the United States.

The following table reconciles the U.S. federal statutory income tax rate to the Company's effective tax rate:

---------------------------------------------------------------------------------------------------------------
       Year Ended December 31,                                                 2000          1999          1998
---------------------------------------------------------------------------------------------------------------
       Statutory U.S. federal income tax rate for corporations                  35%           35%           35%
        impact of:
         State and local (net of U.S. federal tax) and foreign taxes             3             3             5
         Tax advantaged income                                                  (1)           (1)           (3)
         Other, net                                                             (1)            -             1
--------------------------------------------------------------------------------------------------------------
       Effective tax rate                                                       36%           37%           38%
==============================================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13. PLEDGED ASSETS, COMMITMENTS AND CONTINGENCIES

At December 31, 2000, the approximate market values of collateral received that can be sold or repledged by the Company, excluding the impact of FIN 41, were:

---------------------------------------------------------------------------------------
      Sources of collateral                                         Dollars in millions
---------------------------------------------------------------------------------------
      Securities purchased under agreements to resell                          $118,200
      Securities received in securities borrowed vs. pledged transactions        40,431
      Securities received in securities borrowed vs. cash transactions           35,899
      Collateral received in margined broker loans                               31,394
      Collateral received in derivative transactions and other                    6,987
      Collateral received in securities loaned vs. pledged transactions           2,169
---------------------------------------------------------------------------------------
      Total                                                                    $235,080
=======================================================================================

During the year, almost all collateral received were sold and repledged. At December 31, 2000 the approximate market values of this portion of collateral and financial instruments owned that were sold and repledged by the Company, excluding the impact of FIN 41, were:

--------------------------------------------------------------------------------------------------------------------
      Uses of collateral and trading securities
--------------------------------------------------------------------------------------------------------------------
      Securities sold under agreements to repurchase                                                        $159,837
      Financial instruments sold, not yet purchased                                                           43,391
      Collateral pledged out in securities borrowed vs. pledged transactions                                  40,817
      Securities loaned out in securities loaned vs. cash transactions                                        15,009
      Collateral pledged in derivative transactions and other                                                  5,276
      Securities loaned out in securities loaned vs. pledged transactions                                      4,755
      Collateral pledged to clearing organizations or segregated under securities laws or regulations          4,276
--------------------------------------------------------------------------------------------------------------------
      Total                                                                                                 $273,361
====================================================================================================================

OTHER CONTINGENCIES

At December 31, 2000, the Company had $1.4 billion of outstanding letters of credit from banks to satisfy various collateral and margin requirements.

The Company has provided a residual guarantee of $586 million in connection with the lease of buildings occupied by the Company's executive offices and New York operations.

On July 31, 1993, Smith Barney Holdings Inc. (a predecessor of SSBH) ("Smith Barney"), along with certain of its affiliates and Citigroup (formerly known as Travelers Group Inc.), acquired the domestic retail brokerage and asset management businesses (the "Shearson Acquisition") of Lehman Brothers Holdings Inc. (then known as Shearson Lehman Brothers Holdings Inc.) and its subsidiaries. In conjunction with the Shearson Acquisition, Smith Barney agreed to pay American Express Company additional amounts contingent upon Smith Barney's future performance, including 10% of its after-tax

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

profits in excess of $250 million per year over a five-year period (1998 was the final year for this portion of the payout). Amounts paid under this agreement in 1999 were $75 million (representing the 1998 payout). The contingent consideration is accounted for prospectively, as additional purchase price, and results in amortization over periods of up to 20 years.

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

NOTE 15. FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS AND RELATED RISKS

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Swap options are OTC contracts that entitle the holder to either enter into an interest rate swap at a future date or to cancel an existing swap at a future date.

Futures contracts are exchange-traded contractual commitments to either receive (purchase) or deliver (sell) a standard amount or value of a commodity or financial instrument at a specified future date and price (or, with respect to futures contracts on indices, the net cash amount). Maintaining a futures contract will typically require the Company to deposit with the futures exchange (or other financial intermediary), as security for its obligations, an amount of cash or other specified asset ("initial margin") that typically ranges from 1% to 10% of the face amount of the contract (but may be higher in some circumstances). Additional cash or assets ("variation margin") may be required to be deposited daily as the mark-to-market value of the futures contract fluctuates. Futures contracts may be settled by physical delivery of the underlying asset or cash settlement (for index futures) on the settlement date, or by entering into an offsetting futures contract with the futures exchange prior to the settlement date. Forward contracts are OTC contractual commitments to purchase or sell a specified amount of foreign currency, financial instruments, or commodities at a future date at a predetermined price. The notional amount for forward settling securities transactions represents the amount of cash that will be paid or received by the counterparties when the transaction settles. Upon settlement, the security is reflected on the statement of financial condition as either financial instruments owned and contractual commitments or financial instruments sold, not yet purchased, and contractual commitments.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of contractual commitments as of December 31, 2000 and 1999 is as follows:


                                                                 DECEMBER 31, 2000                     DECEMBER 31, 1999
                                                           ----------------------------------     --------------------------------
                                                                            Current Market or                     Current Market or
                                                                                Fair Value                             Fair Value
                                                           Notional       --------------------      Notional   --------------------
Dollars in billions                                        Amounts        Assets   Liabilities      Amounts    Assets   Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                                   $    156.3    $     --      $  --      $    528.1    $  --      $  --
   Other exchange-issued products:
     Equity contracts                                             8.0            .2         .2           8.4         .3         .3
     Fixed income contracts                                      17.0          --         --             1.2       --         --
     Commodities contracts                                        1.7          --         --             1.2       --         --
----------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                                  183.0            .2         .2         538.9         .3         .3
----------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps,
floors and forward rate agreements:
   Swaps                                                      2,703.8                                2,752.0
   Swap options written                                          80.3                                  100.2
   Swap options purchased                                        56.1                                   84.6
   Caps and floors                                              261.5                                  274.9
----------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps, floors and forward
rate agreements (b)                                           3,101.7           6.5        6.4       3,211.7        5.5        8.1
----------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity securities        72.1           3.4        4.1          62.6        5.4        6.6
   Options and forward contracts on fixed income                587.3           1.4         .8         210.2         .8        1.0
   Foreign exchange contracts and options (b)                    36.0            .3         .2          50.1         .3         .3
   Commodities contracts                                         15.7            .2         .2          12.4         .2         .1
----------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                              $  3,995.8    $     12.0    $  11.9    $  4,085.9    $  12.5    $  16.4
==================================================================================================================================

(a) Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $15.0 billion and $5.9 billion at December 31, 2000 and $15.5 billion and $2.1 billion at December 31, 1999, respectively.

The annual average balances of the Company's contractual commitments, based on month-end balances, are as follows:

                                                                  2000                            1999
                                                        -----------------------         ------------------------
                                                        Average       Average            Average       Average
      Dollars in billions                               Assets      Liabilities          Assets      Liabilities
----------------------------------------------------------------------------------------------------------------
      Swaps, swap options, caps and floors              $  5.4        $  7.1             $  6.1        $  7.3
      Index and equity contracts and options               4.9           5.1                3.6           4.2
      Foreign exchange contracts and options                .2            .3                1.1           1.1
      Physical commodities contracts                        .2            .1                 .2            .1
      Forward contracts on fixed income securities          .7           1.2                 .9            .9
-------------------------------------------------------------------------------------------------------------
      Total contractual commitments                      $11.4         $13.8              $11.9         $13.6
=============================================================================================================

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

Concentrations of Credit Risk Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of issuers or counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. The Company monitors credit risk on both an individual and group counterparty basis. The Company's largest single concentration of credit risk is in securities issued by the U.S. government and its agencies, which totaled $30.2 billion at December 31, 2000 and $24.7 billion at December 31, 1999. With the addition of U.S. government and U.S. government agency securities pledged as collateral by counterparties in connection with collateralized financing activity, the Company's total holdings of U.S. government securities were $130.5 billion or 46% of the Company's total assets before FIN 41 netting at December 31, 2000 and $129.2 billion or 48% of the Company's total assets before FIN 41 netting at December 31, 1999. Similarly, concentrations with non-U.S. governments totaled $32.4 billion at December 31, 2000 and $34.3 billion at December 31, 1999. These consist predominantly of securities issued by the governments of major industrial nations. Remaining concentrations arise principally from contractual commitments with counterparties in financial or commodities transactions involving future settlement and fixed income securities owned. Excluding governments, no concentration with a single counterparty exceeded 1% of total assets at December 31, 2000 or 1999. North America and Europe represent the largest geographic concentrations. Among industries, other major derivatives dealers represent the largest group of counterparties.

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

At December 31, 2000, $228.4 billion or 96% of the Company's total assets and $214.2 billion or 95% of the Company's total liabilities were carried at market value or fair value or at amounts that approximate such values. At December 31, 1999, $214.1 billion or 97% of the Company's total assets and $197.2 billion or 94% of the Company's total liabilities were carried at either market or fair values or at amounts that approximate such values. Financial instruments recorded at market or fair value include cash and cash equivalents, financial instruments, and contractual commitments used for trading purposes.

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

Dollars in billions
------------------------------------------------------------------------------------------------------------------------
December 31,                                                       2000                              1999
                                                      ------------------------------   ---------------------------------
                                                          Assets        Liabilities        Assets         Liabilities
                                                      ------------------------------   ---------------------------------
                                                      Carrying  Fair   Carrying  Fair   Carrying  Fair   Carrying  Fair
                                                       Value    Value    Value   Value   Value    Value   Value    Value
------------------------------------------------------------------------------------------------------------------------
Financial instruments primarily recorded at
  contractual amounts or historical amounts that
  do not necessarily approximate market or
  fair value:
   Assets securing U.S. dollar denominated CMOs
   (fixed rate)                                         $ --     $--                      $--     $--
   U.S. dollar denominated CMOs (fixed rate)                             $ --    $ --                      $ --    $ --
   Fixed rate term debt                                                   11.2    11.2                      13.6    13.5
------------------------------------------------------------------------------------------------------------------------
Derivatives used for non-trading purposes               $ --     $ .1    $ --    $ --     $--     $--      $ --    $  .1
========================================================================================================================

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

NOTE 17. RELATED PARTY BALANCES

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SECURITIZATIONS

During the year 2000, the Company securitized various types of assets including commercial and residential mortgages, high yield bonds, government and corporate securities in emerging markets, and municipal bonds. Proceeds from these securitizations were approximately $15 billion, which contributed a pre-tax gain of $85 million.

To a limited extent, the Company also retains interests in these securitizations for which the Company was the securitizer. Such retained positions are carried at fair value with the changes in fair value reported in earnings. As of December 31, 2000, the largest portion of these retained positions was in securitizations of certain callable fixed-income securities which totaled $400 million. The key assumptions used in estimating the fair value of these retained interests were:

-------------------------------------------------------------------
           Discount Rate                                4.5% - 6% *
           Expected Prepayment Rate                         n/a
           Weighted-Average Life                         10 years
           Anticipated Credit Loss                          n/a
-------------------------------------------------------------------

* Note: Representing yield on tax-exempt bonds of various tenors.

The impact of altering the discount rate at two adverse changes is as follows. The losses shown for changes in assumptions are pre-tax and do not include the impact of hedges that the Company has in place.

------------------------------
           Discount Rate
       (Dollars in millions)
------------------------------
           +60 bps ($18)
           +180 bps ($56)

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. SSBH ONLY CONDENSED FINANCIAL STATEMENTS

The following are condensed financial statements of Salomon Smith Barney Holdings Inc. (SSBH Only):

         SSBH ONLY CONDENSED STATEMENTS OF INCOME

         Dollars in millions
         Year Ended December 31,                       2000          1999        1998
-------------------------------------------------------------------------------------
         Revenues, net of interest expense          $   104       $    64       $ 202
         Restructuring credit                            --          (121)         --
         Noninterest expenses                            14            76          94
-------------------------------------------------------------------------------------
         Income before income taxes                      90           109         108
         Provision/ (benefit) for income taxes          (59)           23         (24)
         Equity in earnings of subsidiaries           2,883         2,726         686
-------------------------------------------------------------------------------------
         Net income                                 $ 3,032       $ 2,812       $ 818
=====================================================================================

SSBH ONLY CONDENSED STATEMENTS OF FINANCIAL CONDITION

Dollars in millions
December 31,                                                    2000         1999
---------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                    $    --      $    --
Financial instruments owned and contractual commitments          139          194
Receivables                                                      481          503
Receivable from subsidiaries (1)                              38,891       32,525
Investment in subsidiaries                                    10,058        8,367
Property, equipment and leasehold improvements, net               --           12
Other assets                                                   3,369        2,297
---------------------------------------------------------------------------------
Total assets                                                 $52,938      $43,898
=================================================================================
Liabilities and stockholder's equity:
Commercial paper and other short-term borrowings             $17,669      $13,080
Payable to affiliates                                          1,601        1,022
Financial instruments sold, not yet purchased, and
   Contractual commitments                                       688          432
Other liabilities                                              1,954        1,856
Term debt                                                     19,219       17,414
Subordinated debt payable to SI Financing Trust I                356          356
Subordinated debt payable to SSBH Capital Trust I                412          412
                                                             -------      -------
Total liabilities                                             41,899       34,572
Stockholder's equity                                          11,039        9,326
---------------------------------------------------------------------------------
Total liabilities and stockholder's equity                   $52,938      $43,898
=================================================================================

(1) Includes $3.2 billion of subordinated note receivables at December 31, 2000 and December 31, 1999.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SSBH ONLY CONDENSED STATEMENTS OF CASH FLOWS

Dollars in millions
Year ended December 31,                                                            2000          1999          1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in commercial paper and other short-term borrowings             $ 4,589       $ 1,870       $ 2,487
   Proceeds from issuance of term debt                                            6,269         3,795         4,155
   Term debt maturities and repurchases                                          (4,126)       (3,590)       (4,837)
   Other capital transactions                                                        89            37            --
   Dividends paid                                                                (1,202)       (2,285)         (732)
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                   5,619          (173)        1,073
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   (Increase) decrease in receivables from subsidiaries, net                     (6,320)          349        (2,150)
   Dividends received from subsidiaries                                           2,404         1,975           841
   Capital infusions and other capital transactions with subsidiaries, net         (933)         (242)         (166)
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                  (4,849)        2,082        (1,475)
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                                    (770)       (1,912)          405
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                      0            (3)            3
Cash and cash equivalents at beginning of year                                        0             3             0
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $     0       $     0       $     3
===================================================================================================================

BASIS OF PRESENTATION

The accompanying condensed financial statements, which include the accounts of SSBH, a direct wholly owned subsidiary of Citigroup, should be read in conjunction with the consolidated financial statements of the Company.

Investments in subsidiaries are accounted for under the equity method. For information regarding the Company's term debt see Note 7 to the consolidated financial statements.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)


Quarterly results for the year ended December 31, 2000 were as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter Ended
                                                                  ----------------------------------------------------------------
Dollars in millions                                                March 31          June 30         September 30      December 31
----------------------------------------------------------------------------------------------------------------------------------
Noninterest revenues                                                 $3,999           $3,421            $3,713           $3,379
Net interest and dividends                                              387              465               437              441
-------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                     4,386            3,886             4,150            3,820
Expenses, excluding interest                                          2,805            2,910             3,043            2,742
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                            1,581              976             1,107            1,078
Provision for income taxes                                              593              318               411              388
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $  988           $  658            $  696           $  690
===============================================================================================================================

Quarterly results for the year ended December 31, 1999 were as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter Ended
                                                                  ----------------------------------------------------------------
Dollars in millions                                                March 31          June 30         September 30      December 31
----------------------------------------------------------------------------------------------------------------------------------
Noninterest revenues                                                 $3,224           $3,084            $2,682           $3,173
Net interest and dividends                                              364              452               391              387
-------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                     3,588            3,536             3,073            3,560
Expenses, excluding interest                                          2,256            2,434             2,209            2,362
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting principle                           1,332            1,102               864            1,198
Provision for income taxes                                              488              406               326              449
-------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
   change in accounting principle                                       844              696               538              749
-------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle
   (net of tax benefit of $12)                                          (15)              --                --               --
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $  829           $  696            $  538           $  749
===============================================================================================================================