Form 10-Q
period 2001-03-31
SALOMON SMITH BARNEY HOLDINGS INC
filed 2001-05-14
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

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

NOW AVAILABLE ON THE WEB @www.citigroup.com.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                                                                  PAGE
                                                                                  ----
Part I.     Financial Information

  Item 1.   Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Income (Unaudited) -
                  Three months ended March 31, 2001 and 2000                          1

            Condensed Consolidated Statements of Financial Condition -
                  March 31, 2001 (Unaudited) and December 31, 2000                2 - 3

            Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Three months ended March 31, 2001 and 2000                          4

            Notes to Condensed Consolidated Financial Statements (Unaudited)     5 - 10

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                         11 - 19

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk               20

Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                                         20


Exhibit Index                                                                        21

Signatures                                                                           22

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


---------------------------------------------------------------------------------
Dollars in millions
Three Months Ended March 31,                                 2001          2000
---------------------------------------------------------------------------------
Revenues:
  Principal transactions                                  $ 1,152       $   863
  Investment banking                                        1,108           913
  Commissions                                               1,013         1,313
  Asset management and administration fees                    841           778
  Other                                                       217           132
---------------------------------------------------------------------------------
Total noninterest revenues                                  4,331         3,999
---------------------------------------------------------------------------------
  Interest and dividends                                    4,102         3,329
  Interest expense                                          3,701         2,942
---------------------------------------------------------------------------------
Net interest and dividends                                    401           387
---------------------------------------------------------------------------------
Revenues, net of interest expense                           4,732         4,386
---------------------------------------------------------------------------------
Noninterest expenses:
  Compensation and benefits                                 2,490         2,066
  Floor brokerage and other production                        203           148
  Communications                                              170           136
  Occupancy and equipment                                     163           122
  Advertising and market development                          118            97
  Professional services                                       102            68
  Other operating and administrative expenses                 227           168
  Restructuring charge                                         70            --
---------------------------------------------------------------------------------
Total noninterest expenses                                  3,543         2,805
---------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of change in accounting principle                  1,189         1,581
Provision for income taxes                                    422           593
---------------------------------------------------------------------------------
Income before cumulative effect of change
  in accounting principle                                     767           988
Cumulative effect of change in accounting principle
  (net of tax benefit of $1)                                   (1)           --
---------------------------------------------------------------------------------
Net income                                                $   766       $   988
---------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


------------------------------------------------------------------------------------------------------------------------------------
                                                                                         March 31,                     December 31,
Dollars in millions, except share data                                                      2001                            2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets:
Cash and cash equivalents                                                                  $  2,737                        $  2,623
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                  2,808                           2,698

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                           $87,404                         $66,446
   Deposits paid for securities borrowed                                      42,033                          36,790
                                                                             -------                         -------
                                                                                            129,437                         103,236

Financial instruments owned and contractual commitments:
  (Approximately $75 billion and $80 billion were pledged to various parties at March 31, 2001 and December 31, 2000, respectively)
   U.S. government and government agency securities                           36,357                          30,219
   Corporate debt securities                                                  13,710                          13,035
   Contractual commitments                                                    12,140                          11,970
   Non-U.S. government and government agency securities                        9,523                           9,827
   Equity securities                                                           7,556                          10,361
   Money market instruments                                                    6,988                           7,203
   Mortgage loans and collateralized mortgage securities                       6,497                           6,021
   Other financial instruments                                                 3,763                           3,123
                                                                             -------                         -------
                                                                                             96,534                          91,759
Receivables:
   Customers                                                                  20,022                          22,793
   Brokers, dealers and clearing organizations                                 4,226                           2,542
   Other                                                                       2,027                           2,759
                                                                             -------                         -------
                                                                                             26,275                          28,094

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $1,029 and
  $948, respectively                                                                          1,360                           1,302

Other assets                                                                                  7,533                           7,819
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                               $266,684                        $237,531
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


------------------------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,                    December 31,
Dollars in millions, except share data                                                    2001                           2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                        $  19,031                       $ 19,191

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                        $121,891                          $88,938
   Deposits received for securities loaned                                 11,134                           13,973
                                                                         --------                          -------
                                                                                          133,025                        102,911
Financial instruments sold, not yet purchased, and
  contractual commitments:
   U.S. government and government agency securities                        17,724                           19,710
   Non-U.S. government and government agency securities                    15,403                           13,147
   Contractual commitments                                                 10,956                           11,917
   Corporate debt securities and other                                      5,924                            6,541
   Equity securities                                                        4,906                            3,993
                                                                         --------                          -------
                                                                                           54,913                         55,308
Payables and accrued liabilities:
   Customers                                                               12,972                           14,960
   Brokers, dealers and clearing organizations                              2,348                            2,313
   Other                                                                    9,267                           10,734
                                                                         --------                          -------
                                                                                           24,587                         28,007
Term debt                                                                                  22,633                         20,330

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior subordinated debt
   securities of the Company                                                                  745                            745

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)
                                                                               --                               --
   Additional paid-in capital                                               2,320                            1,854
   Retained earnings                                                        9,436                            9,183
   Accumulated changes in equity from nonowner sources                         (6)                               2
                                                                         --------                          -------
Total stockholder's equity                                                                 11,750                         11,039
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                               $266,684                       $237,531
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
Dollars in millions
Three Months Ended March 31,                                                                        2001            2000
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                                     $    766         $   988
 Depreciation and amortization                                                                       131             106
-----------------------------------------------------------------------------------------------------------------------------
 Net income adjusted for noncash items                                                               897           1,094
-----------------------------------------------------------------------------------------------------------------------------
(Increase) decrease in operating assets -
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                                            (110)            (18)
 Collateralized short-term financing agreements                                                  (26,201)          1,278
 Financial instruments owned and contractual commitments                                          (4,775)           (758)
 Receivables                                                                                       1,819             (33)
 Other assets                                                                                        339             246
-----------------------------------------------------------------------------------------------------------------------------
 (Increase) decrease in operating assets                                                         (28,928)            715
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
 Collateralized short-term financing agreements                                                   30,114          12,317
 Financial instruments sold, not yet purchased, and contractual commitments                         (395)         (8,867)
 Payables and accrued liabilities                                                                 (3,582)         (1,461)
-----------------------------------------------------------------------------------------------------------------------------
 Increase in operating liabilities                                                                26,137           1,989
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                                                   (1,894)          3,798
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Decrease in commercial paper and other short-term borrowings                                       (160)         (2,673)
 Proceeds from issuance of term debt                                                               5,024           1,964
 Term debt maturities and repurchases                                                             (2,357)         (2,296)
 Dividends paid                                                                                     (351)             (4)
 Other capital transactions                                                                          198              70
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                                    2,354          (2,939)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of subsidiary                                                                             (198)             --
 Property, equipment and leasehold improvements, net                                                (148)           (118)
-----------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                                   (346)           (118)
-----------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                                114             741
Cash and cash equivalents at January 1,                                                            2,623           1,624
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31,                                                          $  2,737         $ 2,365
-----------------------------------------------------------------------------------------------------------------------------


Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes.

The Company paid cash for income taxes, net of refunds, of $110 million during the three months ended March 31, 2001 and received refunds of income taxes of $74 million during the three months ended March 31, 2000.

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

These financial statements should be read in conjunction with the audited consolidated financial statements included in SSBH's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but that is not required for interim reporting purposes, has been condensed or omitted.

ACCOUNTING CHANGES

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was subsequently amended in June 1999 and June 2000. The Company adopted these rules on January 1, 2001 and recorded a cumulative after-tax charge of $1 million upon transition to the new accounting.

Under the new rules an entity is required to recognize all freestanding and embedded derivatives at fair value in earnings unless the derivatives can be designated as hedges of certain exposures for which specific hedge accounting is prescribed. If certain conditions are met, a derivative may be designated as a hedge of the fair value changes of a recognized asset, liability or an unrecognized firm commitment; or a hedge of the exposure to variable cash flows of a recognized asset, liability or a forecasted transaction; or a hedge of the foreign currency exposure of a recognized asset, liability, a net investment in a foreign operation, an unrecognized firm commitment or a forecasted transaction. If certain conditions are met, a non-derivative instrument may be designated as a fair value hedge of a foreign currency denominated unrecognized firm commitment or a hedge of the foreign currency exposure of a net investment in a foreign operation.

The Company uses interest rate swaps to effectively convert the majority of its fixed rate term debt to variable rate instruments. Certain interest rate swap transactions have been designated as fair value hedges under SFAS 133. Where such designations have been made, the changes of the fair value of the swaps and the gain or loss on the hedged debt are recorded currently in the condensed consolidated statement of income in "Other

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


revenue." To the extent that these two amounts do not offset, hedge ineffectiveness is therefore deemed to result - and is recognized in the condensed consolidated statement of income in "Other Revenue." For the quarter ended March 31, 2001, such hedge ineffectiveness was not material.

The Company also designates forward currency contracts and non-US dollar term debt issued by the Company as hedges of net investments in certain subsidiaries with functional currencies other than the U.S. dollar. To the extent that the hedge is effective, the impact of marking the forward contracts to prevailing forward rates and the impact of revaluing non-US dollar term debt to prevailing exchange rates , both net of the related tax effects, are included in cumulative translation adjustments to offset the impact of translating the investments being hedged. A gain of $73 million that pertained to the designated hedging instruments was included in cumulative translation adjustments, a component of "Accumulated changes in equity from nonowner sources" in the condensed consolidated statement of financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 ("SFAS 140"), as of December 31, 2000 for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. Other provisions of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is expected that the adoption of the remaining provisions will not result in a material impact on the Company's financial statements.

NOTE 2. RESTRUCTURING CHARGE

During the first quarter of 2001 the Company recorded a restructuring charge of $70 million ($41 million after tax) for severance and related costs associated with the reduction of staffing in certain businesses. At March 31, 2001 the remaining balance of $70 million, which applies to approximately 900 employees (88% located in the United States and 12% overseas) is included in the condensed consolidated statement of financial condition in "Accounts payable and accrued liabilities-other" and is expected to be fully paid out by the end of 2001.

All of the amounts were determined in accordance with the guidelines in Emerging Issues Task Force 94-3 and represent costs that are not associated with future revenues and are either incremental or contractual with no economic benefit. None of the amounts included in the restructuring charge represent operating losses or income. The restructuring charge will be funded from working capital and will not require any incremental funding source.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

      ----------------------------------------------------------------------
      Dollars in millions
      Three months ended March 31,                       2001       2000
      ----------------------------------------------------------------------
      Net income                                         $766       $988
      Other changes in equity from nonowner sources        (8)        (9)
      ----------------------------------------------------------------------
      Total comprehensive income                         $758       $979
      ----------------------------------------------------------------------

NOTE 4. PRINCIPAL TRANSACTIONS REVENUES

The following table presents principal transactions revenues by business activity for the three months ended March 31, 2001 and 2000.

      -------------------------------------------------------------------
      Dollars in millions
      Three months ended March 31,                    2001       2000
      -------------------------------------------------------------------
      Fixed Income                                  $  709       $469
      Equities                                         418        331
      Commodities                                       19         56
      Other                                              6          7
      -------------------------------------------------------------------
      Total principal transactions revenues         $1,152       $863
      -------------------------------------------------------------------

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5.  CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to SSBH's principal regulated subsidiaries at March 31, 2001 are as follows:

                                                                                                    NET             EXCESS OVER
(DOLLARS IN MILLIONS)                                                                               CAPITAL OR      MINIMUM
SUBSIDIARY                                                JURISDICTION                              EQUIVALENT      REQUIREMENTS
----------------------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc.                 U.S. Securities and Exchange Commission                   $  2,570            $2,133
                                          Uniform Net Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited    United Kingdom's Securities and Futures Authority         $  3,083            $1,090

Salomon Brothers AG                       Germany's Banking Supervisory Authority                   $    139            $   90

---------------------------------------------------------------------------------------------------------------------------------

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At March 31, 2001, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6.  CONTRACTUAL COMMITMENTS

Contractual commitments used for trading purposes include derivative instruments such as interest rate, equity, currency and commodity swap agreements, swap options, caps and floors, options, warrants and financial commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued, are reported as liabilities in "Contractual commitments." Revenues generated from these contractual commitments are reported primarily as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

A summary of the Company's contractual commitments as of March 31, 2001 and December 31, 2000 is as follows:


                                                                  MARCH 31, 2001                        DECEMBER 31, 2000
                                                        ------------------------------------   ------------------------------------
                                                                       Current Market or                       Current Market or
                                                         Notional         Fair Value            Notional          Fair Value
                                                                    ------------------------               ------------------------
Dollars in billions                                      Amounts      Assets    Liabilities     Amounts     Assets     Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                                $  178.0       $  --       $   --      $  156.3     $   --       $    --
   Other exchange-issued products:
     Equity contracts                                        8.4          .3           .3           8.0         .2            .2
     Fixed income contracts                                 13.0          --           --          17.0         --            --
     Commodities contracts                                   1.3          --           --           1.7         --            --
-----------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                             200.7          .3           .3         183.0         .2            .2
-----------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps,
floor and forward rate agreements:
   Swaps                                                 2,615.3                                2,703.8
   Swap options written                                     82.9                                   80.3
   Swap options purchased                                   54.3                                   56.1
   Caps, floors and forward rate agreements                218.8                                  261.5
-----------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps, floors and
forward rate agreements (b)                              2,971.3         7.4          6.4       3,101.7        6.5           6.4
-----------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity indices      91.1         3.0          3.6          72.1        3.4           4.1
   Options and forward contracts on fixed-income           964.4         1.1           .3         587.3        1.4            .8
     securities
   Foreign exchange contracts and options(b)                32.9          .2           .3          36.0         .3            .2
   Commodities contracts                                    15.1          .1           .1          15.7         .2            .2
-----------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                           $4,275.5       $12.1       $ 11.0      $3,995.8     $ 12.0       $  11.9
-----------------------------------------------------------------------------------------------------------------------------------

(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $12.6 billion and $3.8 billion at March 31, 2001 and $15.0 billion and $5.9 billion at December 31, 2000, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7. SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management.

    ---------------------------------------------------------------------
    Dollars in millions
    Three months ended March 31,                       2001       2000
    ---------------------------------------------------------------------
    Noninterest revenues:
      Investment Services                            $4,010     $3,697
      Asset Management                                  321        302
    ---------------------------------------------------------------------
    Total                                            $4,331     $3,999
    =====================================================================
    Net interest and dividends:
      Investment Services                            $  404     $  391
      Asset Management                                   (3)        (4)
    ---------------------------------------------------------------------
    Total                                            $  401     $  387
    =====================================================================
    Income before cumulative effect of change
      in accounting principle:
      Investment Services                            $  686     $  899
      Asset Management                                   81         89
    ---------------------------------------------------------------------
    Total                                            $  767     $  988
    =====================================================================


Total assets of the Investment Services and Asset Management segments were $265.0 billion and $1.7 billion, respectively, at March 31, 2001 and $236.0 billion and $1.5 billion, respectively, at December 31, 2000. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


ITEM 2.

RESULTS OF OPERATIONS

The Company recorded net income of $766 million for the three months ended March 31, 2001 (the "2001 Quarter") compared to net income of $988 million for the three months ended March 31, 2000 (the "2000 Quarter"). The decline reflected lower earnings from Private Client combined with increased compensation costs, partially offset by strong Fixed Income results. Revenues, net of interest expense, were $4,732 million in the 2001 Quarter compared to $4,386 million in the 2000 Quarter.

Included in the results for the 2001 Quarter was a restructuring charge of $70 million ($41 million net of tax) relating to severance and related costs associated with the reduction of staffing in certain businesses (see Note 2 to the condensed consolidated financial statements for further discussion of the restructuring charge). During the 2001 Quarter the Company recorded a cumulative after-tax loss of $1 million (net of tax benefit of $1 million) which relates to the adoption of Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities.


Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


INVESTMENT SERVICES

   ---------------------------------------------------------------------------
   Dollars in millions
   For the three months ended March 31,                 2001         2000
   ---------------------------------------------------------------------------
   Revenues:
      Principal transactions                         $ 1,157      $   860
      Investment banking                               1,095          905
      Commissions                                      1,011        1,309
      Asset management and administration fees           533          495
      Other                                              214          128
   ---------------------------------------------------------------------------
   Total noninterest revenues                          4,010        3,697
   ---------------------------------------------------------------------------
      Net interest and dividends                         404          391
   ---------------------------------------------------------------------------
   Revenues, net of interest expense                   4,414        4,088
   ---------------------------------------------------------------------------
   Noninterest expenses:
      Compensation and benefits                        2,419        2,003
      Other operating and administrative expenses        868          651
      Restructuring charge                                70            -
   ---------------------------------------------------------------------------
   Total noninterest expense                           3,357        2,654
   ---------------------------------------------------------------------------
   Income before income taxes and cumulative
      effect of change in accounting principle         1,057        1,434
   ---------------------------------------------------------------------------
   Provision for income taxes                            371          535
   ---------------------------------------------------------------------------
   Income before cumulative effect of change
      in accounting principle                        $   686      $   899
   ---------------------------------------------------------------------------

The Company's investment services segment reported income of $686 million for the 2001 Quarter compared to $899 million for the 2000 Quarter. Revenues, net of interest expense, increased to $4,414 million in the 2001 Quarter compared to $4,088 million in the 2000 Quarter.

Principal transactions revenues increased to $1,157 million in the 2001 Quarter compared to $860 million in the 2000 Quarter due to increases in institutional fixed income and equities. For further information related to principal transactions revenues see Note 4 to the condensed consolidated financial statements.

Investment banking revenues increased to $1,095 million in the 2001 Quarter compared to $905 million in the 2000 Quarter due primarily to increases in high grade debt underwritings and merger and acquisition fees. These increases were partially offset by a decline in equity underwriting.

Commission revenues decreased to $1,011 million in the 2001 Quarter compared to $1,309 million in the 2000 Quarter. This decrease was primarily the result of decreases in OTC and mutual fund commissions. During the 2001 Quarter annualized gross production per financial consultant was $439,000, down from $599,000 in the 2000 Quarter.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are managed through the Consulting Group. Asset management and administration fees increased to $533 million in the 2001 Quarter compared to $495 million in the 2000 Quarter. This increase is due primarily to an increase in fee-based revenues, while transactional revenues were down from the prior year period. Assets under fee-based management remained stable at March 31, 2001 compared to March 31, 2000.

Other revenue increased to $214 million in the 2001 Quarter compared to $128 million in the 2000 Quarter. The increase is due in part to increased revenues from Nikko Salomon Smith Barney Limited, the Company's joint venture with Nikko Securities Co. Ltd.

Net interest and dividends of $404 million was relatively unchanged from the 2000 Quarter.

Total expenses, excluding interest and the restructuring charge, increased to $3,287 million in the 2001 Quarter compared to $2,654 million in the 2000 Quarter primarily as a result of an increase in production-related compensation and benefits expense. Also contributing to the increase in expenses was the acquisition of Schroders plc in the second quarter of 2000. The Company continues to maintain its focus on controlling fixed expenses.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



ASSET MANAGEMENT

   ------------------------------------------------------------------------
   Dollars in millions
   For the three months ended March 31,                2001        2000
   ------------------------------------------------------------------------
   Revenues:
      Asset management and administration fees         $308        $283
      Other revenue, net                                 10          15
   ------------------------------------------------------------------------
   Revenues, net of interest expense                    318         298
   ------------------------------------------------------------------------
   Noninterest expenses:
      Compensation and benefits                          71          63
      Other operating and administrative expenses       115          88
   ------------------------------------------------------------------------
   Total noninterest expense                            186         151
   ------------------------------------------------------------------------
   Income before income taxes and cumulative
     effect of change in accounting principle           132         147
   ------------------------------------------------------------------------
   Provision for income taxes                            51          58
   ------------------------------------------------------------------------
   Income before cumulative effect of change
     in accounting principle                           $ 81        $ 89
   ------------------------------------------------------------------------

The Company's asset management segment revenues, net of interest expense, rose to $318 million in the 2001 Quarter compared to $298 million in the 2000 Quarter. The primary revenue for the asset management segment is asset management and administration fees, which were $308 million in the 2001 Quarter, compared to $283 million in the 2000 Quarter. The increase in total revenues reflects growth in average assets under management for the 2001 Quarter compared to the prior year period. This increase was partially offset by lower revenues from unit investment trusts and the impact of negative market activity year over year. Assets under management for the segment reached $234.8 billion at March 31, 2001, slightly lower than the prior year period reflecting lower unit investment trusts held in client accounts. Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $186 million in the 2001 Quarter compared to $151 million in the 2000 Quarter. The increase reflects continuing investment in the business infrastructure to support sustained growth. Other operating and administrative expense includes amortization of deferred commissions which relate to the sale of load mutual funds.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Total assets under fee-based management were as follows:

-------------------------------------------------------------------------------
Dollars in billions
At March 31,                                                   2001       2000
-------------------------------------------------------------------------------
Money market and institutional liquidity funds              $  78.1    $  77.1
Mutual funds                                                   67.2       67.4
Managed accounts                                               81.7       82.4
Unit investment trusts held in client accounts                  7.8       12.3
-------------------------------------------------------------------------------
     Salomon Smith Barney Asset Management                    234.8      239.2

Financial Consultant managed accounts *                        51.9       55.4

Consulting Group and internally managed assets *              134.4      133.1
-------------------------------------------------------------------------------

Total assets under fee-based management                     $ 421.1    $ 427.7
-------------------------------------------------------------------------------

* Related results included in Investment Services segment.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company had total assets of $266.7 billion at March 31, 2001, up from $237.5 billion at December 31, 2000. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and securities loaned, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $210.6 billion at March 31, 2001. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $19.0 billion at March 31, 2001.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit from commercial banks that extends through May 2001. The Company may borrow under this revolving credit facility at various interest rate options (LIBOR, CD or base rate), and compensates the banks for this facility through facility fees. At March 31, 2001, there were no outstanding borrowings under this facility. Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At March 31, 2001, this requirement was exceeded by approximately $4.8 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments owned and sold, contractual commitments, repurchase and resale agreements, and related funding at March 31, 2001 and December 31, 2000. The VAR relating to non-trading instruments has been excluded from this analysis.

-------------------------------------------------------------------------------------------------------------------------
RISK EXPOSURES                    March 31,        First Quarter      First Quarter     First Quarter      December 31,
(DOLLARS IN MILLIONS)              2001            2001 Average        2001 High          2001 Low            2000
-------------------------------------------------------------------------------------------------------------------------
Interest rate                       $40                $36                $52               $26                $35
Equities                              2                  6                 34                 1                  4
Commodities                          10                  8                 14                 6                  6
Currency                              2                  3                  5                 1                  2
Diversification Benefit             (12)               (15)               N/A               N/A                (12)
-------------------------------------------------------------------------------------------------------------------------
      Total                         $42                $38                $52               $29                $35
-------------------------------------------------------------------------------------------------------------------------

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at March 31, 2001, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. Over 200 risk factors are used in the VAR simulations. VAR reflects the risk profile of the Company at March 31, 2001, and is not a predictor of future results.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits:           See Exhibit Index.

        (b)     Reports on Form 8-K:

On January 17, 2001, the Company filed a Current Report on Form 8-K, dated January 16, 2001, reporting under Item 5 thereof the results of 2000 and 1999.

On February 2, 2001, the Company filed a Current Report on Form 8-K, dated January 30, 2001, filing certain exhibits under Item 7 thereof relating to the offer and sale of its 6.50% Notes due February 15, 2008.

On February 28, 2001, the Company filed a Current Report on Form 8-K, dated February 23, 2001, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Equity Linked Securities (ELKS ) based on Nasdaq-100 Shares due February 28, 2002.

On March 6, 2001, the Company filed a Current Report on Form 8-K, dated March 1, 2001 (as amended by Form 8-K/A filed on March 29, 2001), reporting under Item 4 thereof the termination of PricewaterhouseCoopers LLP, and the engagement of KPMG LLP, as the Company's independent accountants for the fiscal year 2001.

On March 23, 2001, the Company filed a Current Report on Form 8-K, dated March 16, 2001, filing certain exhibits under Item 7 thereof relating to the offer and sale of its 5.875% Notes due March 15, 2006.

No other reports on Form 8-K were filed during the first quarter of 2001; however, on April 17, 2001, SSBH filed a Current Report on Form 8-K, dated April 16, 2001, reporting under Item 5 thereof the results of its operations for the three month periods ended March 31, 2001 and 2000.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT
------                ----------------------
3.01                  Restated Certificate of Incorporation of Salomon Smith
                      Barney Holdings Inc., effective July 1, 1999,
                      incorporated by reference to Exhibit 3.2 to Post-
                      Effective Amendment No. 1 to Registration Statement on
                      Form S-3 (No. 333-38931) of Salomon Smith Barney
                      Holdings Inc. ("SSBH").

3.02 By-Laws of Salomon Smith Barney Holdings Inc., incorporated by reference to Exhibit 3.3 to Post-
                      Effective Amendment No. 1 to Registration Statement on
                      Form S-3 (No. 333-38931) of SSBH.

12.01                 Computation of ratio of earnings to fixed charges.


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


                                          SALOMON SMITH BARNEY HOLDINGS INC.
                                          (Registrant)



Date:  May 14, 2001                       By:  /s/ Barbara Yastine
                                               --------------------------------
                                          Barbara Yastine
                                          Chief Financial Officer



                                          By:  /s/ Michael J. Day
                                               --------------------------------
                                          Michael J. Day
                                          Controller