Form 10-Q
period 2001-06-30
SALOMON SMITH BARNEY HOLDINGS INC
filed 2001-08-13
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                                                                                                        PAGE
                                                                                                                       --------
Part I.           Financial Information

  Item 1.         Condensed Consolidated Financial Statements:

                  Condensed Consolidated Statements of Income (Unaudited) -
                           Three and six months ended June 30, 2001 and 2000                                                 1

                  Condensed Consolidated Statements of Financial Condition -
                           June 30, 2001 (Unaudited) and December 31, 2000                                               2 - 3

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                           Six months ended June 30, 2001 and 2000                                                           4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                                      5 - 10

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                          11 - 19

  Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                                20

Part II.          Other Information

  Item 1.         Legal Proceedings                                                                                         20

  Item 6.         Exhibits and Reports on Form 8-K                                                                          20


  Exhibit Index                                                                                                             21

  Signatures                                                                                                                22

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
        Dollars in millions                                                         Three Months                    Six Months
        Period Ended June 30,                                                   2001            2000            2001           2000
------------------------------------------------------------------------------------------------------------------------------------
        Revenues:
           Investment banking                                                 $ 1,010         $   834         $ 2,118        $ 1,747
           Commissions                                                            921           1,020           1,934          2,333
           Principal transactions                                                 581             640           1,733          1,503
           Asset management and administration fees                               816             820           1,657          1,598
           Other                                                                   86             107             303            239
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest revenues                                              3,414           3,421           7,745          7,420
------------------------------------------------------------------------------------------------------------------------------------
           Interest and dividends                                               3,956           3,933           8,058          7,262
           Interest expense                                                     3,426           3,468           7,127          6,410
------------------------------------------------------------------------------------------------------------------------------------
        Net interest and dividends                                                530             465             931            852
------------------------------------------------------------------------------------------------------------------------------------
        Revenues, net of interest expense                                       3,944           3,886           8,676          8,272
------------------------------------------------------------------------------------------------------------------------------------
        Noninterest expenses:
           Compensation and benefits                                            2,075           2,072           4,565          4,138
           Floor brokerage and other production                                   163             153             366            301
           Communications                                                         167             159             337            295
           Occupancy and equipment                                                157             137             320            259
           Advertising and market development                                      86             113             204            210
           Professional services                                                   65              86             167            154
           Other operating and administrative expenses                             53             190             280            358
           Restructuring charge                                                    42               -             112              -
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expenses                                              2,808           2,910           6,351          5,715
------------------------------------------------------------------------------------------------------------------------------------
        Income before income taxes and cumulative
          effect of change in accounting principle                              1,136             976           2,325          2,557
        Provision for income taxes                                                402             318             824            911
------------------------------------------------------------------------------------------------------------------------------------
        Income before cumulative effect of change
          in accounting principle                                                 734             658           1,501          1,646
        Cumulative effect of change in accounting principle
          (net of tax benefit of $1)                                                -               -              (1)             -
------------------------------------------------------------------------------------------------------------------------------------
        Net income                                                             $  734         $   658         $ 1,500        $ 1,646
====================================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30,                  December 31,
Dollars in millions, except share data                                                        2001                        2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Assets:
Cash and cash equivalents                                                                   $  2,299                    $  2,623
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                   3,743                       2,698

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                              $ 88,156                  $ 66,446
   Deposits paid for securities borrowed                                          44,252                    36,790
                                                                                --------                  --------
                                                                                             132,408                     103,236

Financial instruments owned and contractual commitments:
  (Approximately $28 billion and $29 billion were pledged to various parties at June 30, 2001 and December 31, 2000, respectively)
      U.S. government and government agency securities                            43,135                    30,219
      Corporate debt securities                                                   16,004                    13,035
      Non-U.S. government and government agency securities                        11,452                     9,827
      Equity securities                                                           11,224                    10,361
      Contractual commitments                                                      9,653                    11,970
      Mortgage loans and collateralized mortgage securities                        7,341                     6,021
      Money market instruments                                                     5,793                     7,203
      Other financial instruments                                                  3,911                     3,123
                                                                                --------                  --------
                                                                                             108,513                      91,759
Receivables:
   Customers                                                                      19,546                    22,793
   Brokers, dealers and clearing organizations                                     3,287                     2,542
   Other                                                                           1,844                     2,759
                                                                                --------                  --------
                                                                                              24,677                      28,094

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $1,072 and
  $948, respectively                                                                           1,415                       1,302

Other assets                                                                                   7,581                       7,819
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $280,636                    $237,531
====================================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,                         December 31,
Dollars in millions, except share data                                                   2001                               2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                       $ 14,128                           $ 19,191

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                        $129,589                           $ 88,938
   Deposits received for securities loaned                                 15,704                             13,973
                                                                         --------                           --------
                                                                                        145,293                            102,911

Financial instruments sold, not yet purchased,
 and contractual commitments:
   U.S. government and government agency securities                        19,491                             19,710
   Non-U.S. government and government agency securities                    12,831                             13,147
   Contractual commitments                                                  9,373                             11,917
   Equity securities                                                        6,463                              3,993
   Corporate debt securities and other                                      4,908                              6,541
                                                                         --------                           --------

                                                                                         53,066                             55,308
Payables and accrued liabilities:
   Customers                                                               13,678                             14,960
   Brokers, dealers and clearing organizations                              2,411                              2,313
   Other                                                                   13,822                             10,734
                                                                         --------                           --------

                                                                                         29,911                             28,007
Term debt
                                                                                         25,697                             20,330

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior
   subordinated debt securities of the Company
                                                                                            400                                745

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                         --                                 --
   Additional paid-in capital                                               2,467                              1,854
   Retained earnings                                                        9,673                              9,183
   Accumulated changes in equity from nonowner sources                          1                                  2
                                                                         --------                           --------
Total stockholder's equity                                                               12,141                             11,039
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                             $280,636                           $237,531
====================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions
Six Months Ended June 30,                                                                                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                                            $  1,500            $  1,646
 Depreciation and amortization                                                                              269                 223
------------------------------------------------------------------------------------------------------------------------------------
 Net income adjusted for noncash items                                                                    1,769               1,869
------------------------------------------------------------------------------------------------------------------------------------
(Increase) decrease in operating assets -
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                                                 (1,045)                116
 Collateralized short-term financing agreements                                                         (29,172)             (6,070)
 Financial instruments owned and contractual commitments                                                (16,754)            (15,939)
 Receivables                                                                                              3,417              (5,977)
 Other assets                                                                                               139              (1,476)
------------------------------------------------------------------------------------------------------------------------------------
 Increase in operating assets                                                                           (43,415)            (29,346)
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
 Collateralized short-term financing agreements                                                          42,382              33,308
 Financial instruments sold, not yet purchased, and contractual commitments                              (2,242)            (11,088)
 Payables and accrued liabilities                                                                         1,758                 131
------------------------------------------------------------------------------------------------------------------------------------
 Increase in operating liabilities                                                                       41,898              22,351
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                                                             252              (5,126)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Increase (decrease) in commercial paper and other short-term borrowings                                 (5,063)              4,573
 Proceeds from issuance of term debt                                                                      9,112               4,882
 Term debt maturities and repurchases                                                                    (3,320)             (3,562)
 Repayment of mandatorily redeemable securities of subsidiary trusts                                       (345)                 --
 Dividends paid                                                                                            (863)               (503)
 Other capital transactions                                                                                 203                 146
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                                            (276)              5,536
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Property, equipment and leasehold improvements, net                                                       (300)               (288)
------------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                                          (300)               (288)
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                           (324)                122
Cash and cash equivalents at January 1,                                                                   2,623               1,624
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30,                                                                  $  2,299            $  1,746
====================================================================================================================================

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes.

The Company paid cash of $125 million and received refunds of $351 million for income taxes during the six months ended June 30, 2001 and received refunds of income taxes of $264 million during the six months ended June 30, 2000.

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

ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, on January 1, 2001 and recorded a cumulative after-tax transition charge of $1 million.

Under SFAS 133, an entity is required to recognize all freestanding and embedded derivatives at fair value in earnings unless the derivatives can be designated as hedges of certain exposures for which specific hedge accounting is prescribed. If certain conditions are met, a derivative may be designated as a hedge of the fair value changes of a recognized asset, liability or an unrecognized firm commitment; or a hedge of the exposure to variable cash flows of a recognized asset, liability or a forecasted transaction; or a hedge of the foreign currency exposure of a recognized asset, liability, a net investment in a foreign operation, an unrecognized firm commitment or a forecasted transaction. If certain conditions are met, a non-derivative instrument may be designated as a fair value hedge of a foreign currency denominated unrecognized firm commitment or a hedge of the foreign currency exposure of a net investment in a foreign operation.

The Company uses interest rate swaps to effectively convert the majority of its fixed rate term debt to variable rate instruments. Certain interest rate swap transactions have been designated as fair value hedges under SFAS 133. Where such designations have been made, the changes of the fair value of the swaps and the gain or loss on the hedged debt are recorded currently in the condensed consolidated statement of income in "Other

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


revenue." To the extent that these two amounts do not offset, hedge ineffectiveness is therefore deemed to result - and is recognized in the condensed consolidated statement of income in "Other Revenue." For the quarter and six months ended June 30, 2001, such hedge ineffectiveness was not material.

The Company also designates forward currency contracts and non-US dollar term debt issued by the Company as hedges of net investments in certain subsidiaries with functional currencies other than the U.S. dollar. To the extent that the hedge is effective, the impact of marking the forward contracts to prevailing forward rates and the impact of revaluing non-US dollar term debt to prevailing exchange rates, both net of the related tax effects, are included in cumulative translation adjustments to offset the impact of translating the investments being hedged. For the three and six months ended June 30, 2001, a loss of $7 million and a gain of $67 million, respectively, that pertained to the designated hedging instruments was included in cumulative translation adjustments, a component of "Accumulated changes in equity from nonowner sources" in the condensed consolidated statement of financial condition.

The Company adopted SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 ("SFAS 140"), as of December 31, 2000 for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. Other remaining provisions of SFAS 140 that affect transfers and servicing of financial assets and extinguishments of liabilities were adopted on April 1, 2001. Adoption of SFAS 140 did not result in a material impact on the Company's financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), in June 2001.

SFAS 141 eliminates the pooling-of-interests method of accounting and requires the Company to account for business combinations initiated after June 30, 2001 using the purchase method of accounting.

Goodwill resulting from business combinations and intangible assets acquired singly, as part of a group, or in a business combination are subject to SFAS 141 and SFAS 142 which will be effective for the Company on January 1, 2002. Under these rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but rather subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company is in the process of determining the impact of adopting these new rules.

NOTE 2. RESTRUCTURING CHARGE

The Company recorded restructuring charges of $70 million ($41 million after tax) and $42 million ($26 million after tax) in the first and second quarters of 2001, respectively, for severance and related costs associated with the reduction of staffing in certain businesses. These amounts apply to approximately 2,000 employees (90% located in the United States and 10% overseas) and are expected to be fully paid out by the end of 2001. Included in the second quarter charge is a reversal of $18 million ($11 million after tax) which primarily relates to severance and other related costs associated with the reduction of staffing in certain businesses which were subsequently sold in the second quarter. These related costs will not be borne by the Company in the sale which closed in the third quarter.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The remaining restructuring reserve balance of $84 million is included in the condensed consolidated statement of financial condition in "Accounts payable and accrued liabilities-other".

All of the amounts represent costs that are not associated with future revenues and are either incremental or contractual with no economic benefit. None of the amounts included in the restructuring charge represent operating losses or income. The restructuring charge will be funded from working capital and will not require any incremental funding source.

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

--------------------------------------------------------------------------------
Dollars in millions                    Three Months              Six Months
Period ended June 30,                 2001       2000         2001        2000
--------------------------------------------------------------------------------
Net income                           $  734     $  658       $1,500      $1,646
Other changes in equity from
   nonowner sources                       7         (1)          (1)        (10)
--------------------------------------------------------------------------------
    Total comprehensive income       $  741     $  657       $1,499      $1,636
================================================================================

NOTE 4. PRINCIPAL TRANSACTIONS REVENUES

The following table presents principal transactions revenues by business activity for the three and six months ended June 30, 2001 and 2000.

--------------------------------------------------------------------------------
Dollars in millions                          Three Months          Six Months
Period ended June 30,                       2001      2000       2001      2000
--------------------------------------------------------------------------------
Fixed Income                               $  392    $  223     $1,101    $  692
Equities                                      172       318        590       649
Commodities                                    12        87         31       143
Other                                           5        12         11        19
--------------------------------------------------------------------------------
Total principal transactions revenues      $  581    $  640     $1,733    $1,503
================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to SSBH's principal regulated subsidiaries at June 30, 2001 are as follows:

                                                                                                        NET            EXCESS OVER
(DOLLARS IN MILLIONS)                                                                                   CAPITAL OR     MINIMUM
SUBSIDIARY                                                       JURISDICTION                           EQUIVALENT     REQUIREMENTS
------------------------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc.                 U.S. Securities and Exchange Commission                       $ 2,376          $ 1,962
                                          Uniform Net Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited    United Kingdom's Securities and Futures Authority             $ 3,086          $   984

Salomon Brothers AG                       Germany's Banking Supervisory Authority                       $   127          $    84
------------------------------------------------------------------------------------------------------------------------------------


In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At June 30, 2001, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

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

A summary of the Company's contractual commitments as of June 30, 2001 and December 31, 2000 is as follows:

                                                                   JUNE 30, 2001                        DECEMBER 31, 2000
                                                         -----------------------------------    ------------------------------------
                                                                        Current Market or                      Current Market or
                                                                            Fair Value                             Fair Value
                                                         Notional     ----------------------    Notional     -----------------------
Dollars in billions                                       Amounts      Assets    Liabilities     Amounts     Assets     Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                                 $  187.3     $     --     $     --     $  156.3     $     --     $     --
   Other exchange-issued products:
     Equity contracts                                         9.8           .2           .2          8.0           .2           .2
     Fixed income contracts                                  13.3           --           --         17.0           --           --
     Commodities contracts                                    1.0           --           --          1.7           --           --
------------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                              211.4           .2           .2        183.0           .2           .2
------------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps,
  floors and forward rate agreements:
   Swaps                                                  2,588.9                                2,703.8
   Swap options written                                      85.5                                   80.3
   Swap options purchased                                    51.4                                   56.1
   Caps, floors and forward rate agreements                 203.7                                  261.5
------------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps, floors and
   forward rate agreements (b)                            2,929.5          6.4          5.4      3,101.7          6.5          6.4
------------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity indices      102.2          2.5          3.2         72.1          3.4          4.1
   Options and forward contracts on fixed-income securities 704.8           .3           .3        587.3          1.4           .8
   Foreign exchange contracts and options (b)                34.7           .2           .2         36.0           .3           .2
   Commodities contracts                                     16.6           .1           .1         15.7           .2           .2
------------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                            $3,999.2     $    9.7     $    9.4     $3,995.8     $   12.0     $   11.9
====================================================================================================================================

(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $12.3 billion and $4.5 billion at June 30, 2001 and $15.0 billion and $5.9 billion at December 31, 2000, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7. SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management.

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                        Three Months                         Six Months
Period ended June 30,                                                 2001              2000              2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Noninterest revenues:
   Investment Services                                               $ 3,088           $ 3,123           $ 7,098           $ 6,820
   Asset Management                                                      326               298               647               600
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                $ 3,414           $ 3,421           $ 7,745           $ 7,420
====================================================================================================================================
Net interest and dividends:
    Investment Services                                              $   531           $   466           $   935           $   857
    Asset Management                                                      (1)               (1)               (4)               (5)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                $   530           $   465           $   931           $   852
====================================================================================================================================
Income before cumulative effect of change
  in accounting principle:
   Investment Services                                               $   648           $   578           $ 1,334           $ 1,477
   Asset Management                                                       86                80               167               169
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                $   734           $   658           $ 1,501           $ 1,646
====================================================================================================================================


Total assets of the Investment Services and Asset Management segments were $279.0 billion and $1.6 billion, respectively, at June 30, 2001 and $236.0 billion and $1.5 billion, respectively, at December 31, 2000. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


ITEM 2.
RESULTS OF OPERATIONS

The Company recorded net income of $734 million for the three months ended June 30, 2001 (the "2001 Quarter") compared to net income of $658 million for the three months ended June 30, 2000 (the "2000 Quarter"). The increase reflects the strength of the Company's products and geographic diversity. Investment banking revenues contributed largely to the gain due primarily to an increase in high grade debt underwritings. These positive results were partially offset by a decline in OTC commission revenues. Revenues, net of interest expense, were $3,944 million in the 2001 Quarter compared to $3,886 million in the 2000 Quarter.

For the six months ended June 30, 2001 (the "2001 Period") net income decreased 9% to $1,500 million compared to $1,646 million recorded for the six months ended June 30, 2000 (the "2000 Period"). This decrease is primarily the result of a decrease in OTC commission revenue and an increase in compensation and benefits expense in the 2001 Period. The decrease was partially offset by gains in investment banking revenues, particularly high grade debt underwritings and merger and acquisition fees, as well as, an increase in principal transaction revenues from fixed income trading. Revenues, net of interest expense, were $8,676 million in the 2001 Period compared to $8,272 million in the 2000 Period.

During the first two quarters of 2001 the Company recorded restructuring charges of $70 million ($41 million after tax) and $42 million ($26 million after tax), respectively, relating to severance and related costs associated with the reduction of staffing in certain businesses (see Note 2 to the condensed consolidated financial statements for further discussion of the restructuring charges). During the first quarter of 2001 the Company recorded a cumulative after-tax loss of $1 million (net of tax benefit of $1 million) which relates to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.


Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


INVESTMENT SERVICES

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                  Three Months                             Six Months
Period Ended June 30,                                          2001                2000                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Investment banking                                         $1,004              $  826              $2,099              $1,731
   Commissions                                                   918               1,017               1,929               2,326
   Principal transactions                                        584                 635               1,741               1,495
   Asset management and administration fees                      499                 540               1,032               1,035
   Other                                                          83                 105                 297                 233
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                     3,088               3,123               7,098               6,820
------------------------------------------------------------------------------------------------------------------------------------
   Net interest and dividends                                    531                 466                 935                 857
------------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                              3,619               3,589               8,033               7,677
------------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                   2,010               2,012               4,429               4,015
   Other operating and administrative expenses                   577                 735               1,445               1,386
   Restructuring charge                                           41                  --                 111                  --
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                      2,628               2,747               5,985               5,401
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
    effect of change in accounting principle                     991                 842               2,048               2,276
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                       343                 264                 714                 799
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
    in accounting principle                                   $  648              $  578              $1,334              $1,477
====================================================================================================================================

The Company's investment services segment reported income of $648 million and $1,334 million for the 2001 Quarter and 2001 Period, respectively, compared to $578 million and $1,477 million for the 2000 Quarter and 2000 Period, respectively. Revenues, net of interest expense, increased to $3,619 million and $8,033 million in the 2001 Quarter and 2001 Period, respectively, compared to $3,589 million and $7,677 million in the 2000 Quarter and 2000 Period, respectively.

Investment banking revenues increased to $1,004 million in the 2001 Quarter compared to $826 million in the 2000 Quarter due primarily to an increase in high grade debt underwritings offset, to an extent, by a decline in equity underwritings. In the 2001 Period investment banking revenues increased to $2,099 million. In the 2001 Period merger and acquisition fees also contributed to the increase.

Commission revenues decreased to $918 million and $1,929 million in the 2001 Quarter and 2001 Period, respectively, compared to $1,017 million and $2,326 million in the 2000 Quarter and 2000 Period, respectively. These decreases were primarily the result of decreases in OTC commissions. During the 2001 Quarter annualized gross production per financial consultant was down 19% compared to the 2000 Quarter.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Principal transactions revenues decreased to $584 million in the 2001 Quarter compared to $635 million in the 2000 Quarter due to decreases in global equity and commodity trading, offset partially by increases in fixed income trading. During the 2001 Period principal transaction revenue increased to $1,741 million as a result of an increase in fixed income trading partially offset by decreases in commodities and global equity trading. For further information related to principal transactions revenues see Note 4 to the condensed consolidated financial statements.

The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are managed through the Consulting Group. Asset management and administration fees decreased to $499 million in the 2001 Quarter compared to $540 million in the 2000 Quarter, due primarily to a decrease in assets under fee-based management billings which are calculated on a quarter lag. Assets under fee-based management increased to $206.1 billion at June 30, 2001 compared to $194.0 billion at June 30, 2000. Asset management and administration fees were $1,032 million in the 2001 Period relatively unchanged from the 2000 Period.

Other income decreased to $83 million in the 2001 Quarter primarily due to decreased revenues from Nikko Salomon Smith Barney Limited, the Company's joint venture with Nikko Securities Co. Ltd., as well as the impact of a change in intercompany billing practices that had the effect of reducing other revenue and other expense. In the 2001 Period other income increased $64 million to $297 million due to revenues received from the sale of certain nonmarketable investments and an increase in other miscellaneous fee revenue.

Net interest and dividends increased 14% to $531 million in the 2001 Quarter as a result of higher mortgage-backed trading interest and increased dividend income offset to an extent by a decrease in customer margin interest. In the 2001 Period net interest and dividends increased 9% to $935 million as a result of increased mortgage-backed trading interest partially offset by a decrease in customer margin interest.

Total expenses, excluding interest and the restructuring charge, increased to $5,874 million in the 2001 Period compared to $5,401 million in the 2000 Period as a result of increases in compensation and benefit and other production-related expenses. Also contributing to the increase in expenses in the 2001 Period was the acquisition of Schroders plc in the second quarter of 2000. In the 2001 Quarter, total expenses, excluding interest and the restructuring charge, decreased 6% to $2,587 million as a result of a decrease in other operating expenses due to tight expense controls, as well as the impact of a change in intercompany billing practices that had the effect of reducing other revenue and other expense.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


ASSET MANAGEMENT

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                            Three Months                       Six Months
Period Ended June 30,                                                     2001             2000              2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Asset management and administration fees                              $ 317            $ 280             $ 625            $ 563
   Other revenue, net                                                        8               17                18               32
------------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                          325              297               643              595
------------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                                65               60               136              123
   Other operating and administrative expenses                             114              103               229              191
   Restructuring charge                                                      1                -                 1                -
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                  180              163               366              314
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
 effect of change in accounting principle                                  145              134               277              281
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                  59               54               110              112
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
  in accounting principle                                                $  86            $  80             $ 167            $ 169
====================================================================================================================================

The Company's asset management segment revenues, net of interest expense, rose to $325 million and $643 million in the 2001 Quarter and 2001 Period, respectively, compared to $297 million and $595 million in the 2000 Quarter and 2000 Period, respectively. The primary revenue for the asset management segment is asset management and administration fees, which were $317 million and $625 million in the 2001 Quarter and 2001 Period, respectively, compared to $280 million and $563 million in the 2000 Quarter and 2000 Period, respectively. The increase in total revenues reflects growth in assets under management for the 2001 Quarter compared to the prior year period. Assets under management for the segment reached $268.1 billion at June 30, 2001, up from $233.7 billion at June 30, 2000. Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $180 million and $366 million in the 2001 Quarter and 2001 Period, respectively, compared to $163 million and $314 million in the 2000 Quarter and 2000 Period, respectively. The increases reflect growth in variable expenses including increased incentive compensation. Other operating and administrative expense includes amortization of deferred commissions which relate to the sale of load mutual funds.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Total assets under fee-based management were as follows:

--------------------------------------------------------------------------------
Dollars in billions
At June 30,                                                   2001        2000
--------------------------------------------------------------------------------
Money market and institutional liquidity funds               $  93.0     $  72.9
Mutual funds                                                    73.9        67.0
Managed accounts                                                93.1        82.6
Unit investment trusts held in client accounts                   8.1        11.2
--------------------------------------------------------------------------------
     Salomon Smith Barney Asset Management                     268.1       233.7

Financial Consultant managed accounts *                         57.0        58.2

Consulting Group and internally managed assets *               149.1       135.8
--------------------------------------------------------------------------------
Total assets under fee-based management                      $ 474.2     $ 427.7
================================================================================


* Related results included in Investment Services segment.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company had total assets of $280.6 billion at June 30, 2001, up from $237.5 billion at December 31, 2000. Due to the nature of the Company's trading and financing activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and securities loaned, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $234.2 billion at June 30, 2001. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $14.1 billion at June 30, 2001.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit from unrelated commercial banks that extends through May 2002. The Company may borrow under this revolving credit facility at various interest rate options (LIBOR, CD or base rate), and compensates the banks for this facility through facility fees. At June 30, 2001, there were no outstanding borrowings under this facility. Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At June 30, 2001, this requirement was exceeded by approximately $4.7 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments owned and sold, contractual commitments, repurchase and resale agreements, and related funding at June 30, 2001 and December 31, 2000. The VAR relating to non-trading instruments has been excluded from this analysis.

------------------------------------------------------------------------------------------------------------------------------------
RISK EXPOSURES                      June 30,       Second Quarter          Second Quarter         Second Quarter        December 31,
($ IN MILLIONS)                       2001          2001 Average             2001 High               2001 Low               2000
------------------------------------------------------------------------------------------------------------------------------------
Interest rate                         $ 41              $ 43                    $ 50                   $ 38                 $ 35
Equities                                 7                 8                      32                      2                    4
Commodities                             14                15                      20                     10                    6
Currency                                 4                 2                       8                      1                    2
Diversification Benefit                (20)              (21)                    N/A                    N/A                  (12)
------------------------------------------------------------------------------------------------------------------------------------
      Total                           $ 46              $ 47                    $ 54                   $ 39                 $ 35
------------------------------------------------------------------------------------------------------------------------------------

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at June 30, 2001, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. Over 200 risk factors are used in the VAR simulations. VAR reflects the risk profile of the Company at June 30, 2001, and is not a predictor of future results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

For information concerning a purported class action complaint filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.) see the description that appears in the fourth paragraph under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 2000 (File No. 1-4346), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein. In May 2001, the parties reached, and the court preliminarily approved, a tentative settlement with a final approval hearing scheduled for the end of September 2001.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits:                   See Exhibit Index.

        (b)     Reports on Form 8-K:

On April 17, 2001, the Company filed a Current Report on Form 8-K, dated April 16, 2001, reporting under Item 5 thereof the results for the three month periods ended March 31, 2001 and 2000.

On May 30, 2001, the Company filed a Current Report on Form 8-K, dated May 24, 2001, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Equity Linked Securities (ELKS) based on the common stock of Juniper Networks, Inc. due May 31, 2002.

No other reports on Form 8-K were filed during the first quarter of 2001; however, on July 17, 2001, SSBH filed a Current Report on Form 8-K, dated July 17, 2001, reporting under Item 5 thereof the results of its operations for the three and six month periods ended June 30, 2001 and 2000.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
3.01     Restated Certificate of Incorporation of Salomon Smith Barney Holdings
         Inc., effective July 1, 1999, incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3
         (No. 333-38931) of Salomon Smith Barney Holdings Inc. ("SSBH").

3.02 By-Laws of Salomon Smith Barney Holdings Inc., incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to
         Registration Statement on Form S-3 (No. 333-38931) of SSBH.

12.01    Computation of ratio of earnings to fixed charges.

99.01 Fourth paragraph under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ended
         December 31, 2000 (File No. 1-4346).

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


                                       SALOMON SMITH BARNEY HOLDINGS INC.
                                       ----------------------------------
                                       (Registrant)



Date:  August 13, 2001                 By:  /s/ Barbara Yastine
                                            ------------------------------------
                                       Barbara Yastine
                                       Chief Financial Officer



                                       By:  /s/ Michael J. Day
                                            ------------------------------------
                                       Michael J. Day
                                       Controller