Form 10-Q
period 2001-09-30
SALOMON SMITH BARNEY HOLDINGS INC
filed 2001-11-14
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                                                                       PAGE
Part I.      Financial Information

  Item 1.    Condensed Consolidated Financial Statements:

             Condensed Consolidated Statements of Income (Unaudited) -
                      Three and nine months ended September 30, 2001 and 2000              1

             Condensed Consolidated Statements of Financial Condition -
                      September 30, 2001 (Unaudited) and December 31, 2000             2 - 3

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
                      Nine months ended September 30, 2001 and 2000                        4

             Notes to Condensed Consolidated Financial Statements (Unaudited)         5 - 10

  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             11 - 19

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk                   20

Part II.     Other Information

  Item 1.    Legal Proceedings                                                            20

  Item 6.    Exhibits and Reports on Form 8-K                                             20


Exhibit Index                                                                             21

Signatures                                                                                22

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                  Three Months                    Nine Months
Period Ended September 30,                                       2001            2000            2001           2000
--------------------------------------------------------------------------------------------------------------------
Revenues:
   Investment banking                                           $ 815         $ 1,003         $ 2,933        $ 2,750
   Commissions                                                    826             994           2,760          3,327
   Asset management and administration fees                       842             848           2,499          2,446
   Principal transactions                                           8             760           1,741          2,263
   Other                                                          143             108             446            347
--------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                      2,634           3,713          10,379         11,133
--------------------------------------------------------------------------------------------------------------------
   Interest and dividends                                       3,410           4,375          11,468         11,637
   Interest expense                                             2,814           3,938           9,941         10,348
--------------------------------------------------------------------------------------------------------------------
Net interest and dividends                                        596             437           1,527          1,289
--------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                               3,230           4,150          11,906         12,422
--------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                    1,564           2,181           6,129          6,319
   Floor brokerage and other production                           162             171             528            472
   Communications                                                 161             170             498            465
   Occupancy and equipment                                        152             147             472            406
   Advertising and market development                              72             121             276            331
   Professional services                                           74              81             241            235
   Other operating and administrative expenses                     76             172             356            530
   Restructuring charge                                             -               -             112              -
--------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                      2,261           3,043           8,612          8,758
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of change in accounting principle                        969           1,107           3,294          3,664
Provision for income taxes                                        363             411           1,187          1,322
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
  in accounting principle                                         606             696           2,107          2,342
Cumulative effect of change in accounting principle
  (net of tax benefit of $1)                                        -               -              (1)             -
--------------------------------------------------------------------------------------------------------------------
Net income                                                     $  606         $   696         $ 2,106        $ 2,342
====================================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,                   December 31,
Dollars in millions, except share data                                                     2001                            2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets:

Cash and cash equivalents                                                                  $ 2,581                      $ 2,623
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                 4,321
                                                                                                                          2,698

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                            $89,273                   $66,446
   Deposits paid for securities borrowed                                       40,157                    36,790
                                                                               ------                    ------
                                                                                           129,430                      103,236

Financial instruments owned and contractual commitments:
  (Approximately $44 billion and $29 billion were pledged to various parties at September 30, 2001 and December 31, 2000, respectively)
   U.S. government and government agency securities                            52,839                    30,219
   Corporate debt securities                                                   13,405                    13,035
   Contractual commitments                                                     13,300                    11,970
   Non-U.S. government and government agency securities                        11,859                     9,827
   Equity securities                                                            9,317                    10,361
   Mortgage loans and collateralized mortgage securities                        6,911                     6,021
   Money market instruments                                                     4,419                     7,203
   Other financial instruments                                                  4,117                     3,123
                                                                               ------                    ------
                                                                                           116,167                       91,759

Receivables:
   Customers                                                                   27,146                    22,793
   Brokers, dealers and clearing organizations                                 22,574                     2,542
   Other                                                                        2,236                     2,759
                                                                               ------                    ------
                                                                                            51,956                       28,094

Property, equipment and leasehold improvements, net of
  Accumulated depreciation and amortization of $892 and
  $948, respectively                                                                         1,185
                                                                                                                          1,302

Other assets                                                                                 8,394                        7,819
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $314,034                     $237,531
===================================================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------
                                                                                          September 30,           December 31,
Dollars in millions, except share data                                                        2001                    2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                            $10,995                   $19,191

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                               $136,168                 $88,938
   Deposits received for securities loaned                                        10,955                  13,973
                                                                                --------                 -------
                                                                                            147,123                   102,911
Financial instruments sold, not yet purchased, and contractual commitments:
   U.S. government and government agency securities                               16,334                  19,710
   Non-U.S. government and government agency securities                           12,699                  13,147
   Contractual commitments                                                        12,102                  11,917
   Corporate debt securities and other                                             6,038                   6,541
   Equity securities                                                               5,101                   3,993
                                                                                --------                 -------

                                                                                             52,274                    55,308
Payables and accrued liabilities:
   Brokers, dealers and clearing organizations                                    25,418                   2,313
   Customers                                                                      21,407                  14,960
   Other                                                                          19,232                  10,734
                                                                                --------                 -------

                                                                                             66,057                    28,007
Term debt                                                                                    25,744                    20,330

Company-obligated mandatorily redeemable securities of subsidiary trusts
   holding solely junior subordinated debt securities of the Company                            400                       745

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                                --                      --
   Additional paid-in capital                                                      2,472                   1,854
   Retained earnings                                                               8,969                   9,183
   Accumulated changes in equity from nonowner sources                                --                       2
                                                                                --------                 -------

Total stockholder's equity                                                                   11,441                    11,039
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                 $314,034                  $237,531
==============================================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
Dollars in millions
Nine Months Ended September 30,                                                       2001             2000
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $  2,106         $  2,342
  Depreciation and amortization                                                          398              346
---------------------------------------------------------------------------------------------------------------
  Net income adjusted for noncash items                                                2,504            2,688
---------------------------------------------------------------------------------------------------------------
(Increase) decrease in operating assets -
  Cash segregated and on deposit for Federal and other regulations or
    deposited with clearing organizations                                             (1,623)             212
  Collateralized short-term financing agreements                                     (26,194)          (6,349)
  Financial instruments owned and contractual commitments                            (24,408)          (4,409)
  Receivables                                                                        (23,862)           3,547
  Other assets                                                                          (163)            (425)
---------------------------------------------------------------------------------------------------------------
  Increase in operating assets                                                       (76,250)          (7,424)
---------------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
  Collateralized short-term financing agreements                                      44,212           26,130
  Financial instruments sold, not yet purchased, and contractual commitments          (3,034)         (11,534)
  Payables and accrued liabilities                                                    38,096          (10,861)
---------------------------------------------------------------------------------------------------------------
  Increase in operating liabilities                                                   79,274            3,735
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                                        5,528           (1,001)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in commercial paper and other short-term borrowings             (8,196)           4,039
  Proceeds from issuance of term debt                                                 10,339            6,451
  Term debt maturities and repurchases                                                (4,850)          (4,512)
  Repayment of mandatorily redeemable securities of subsidiary trusts                   (345)              --
  Dividends paid                                                                      (2,363)            (837)
  Other capital transactions                                                             203              212
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                       (5,212)           5,353
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of subsidiary                                                                (198)          (2,200)
  Property, equipment and leasehold improvements, net                                   (160)            (426)
---------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                       (358)          (2,626)
---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                         (42)           1,726
Cash and cash equivalents at January 1                                                 2,623            1,624
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                           $  2,581         $  3,350
---------------------------------------------------------------------------------------------------------------

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes.

The Company paid cash of $207 million and received refunds of $394 million for income taxes during the nine months ended September 30, 2001 and paid cash of $777 million and received refunds of $435 million for income taxes during the nine months ended September 30, 2000.

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

Under SFAS 133, an entity is required to recognize all freestanding and embedded derivative instruments at fair value in earnings unless the derivative instruments can be designated as hedges of certain exposures for which specific hedge accounting is prescribed. If certain conditions are met, a derivative instrument may be designated as a hedge of the fair value changes of a recognized asset, liability or an unrecognized firm commitment; or a hedge of the exposure to variable cash flows of a recognized asset, liability or a forecasted transaction; or a hedge of the foreign currency exposure of a recognized asset, liability, a net investment in a foreign operation, an unrecognized firm commitment or a forecasted transaction. If certain conditions are met, a non-derivative instrument may be designated as a fair value hedge of a foreign currency denominated unrecognized firm commitment or a hedge of the foreign currency exposure of a net investment in a foreign operation.

The Company uses interest rate swaps to effectively convert the majority of its fixed rate term debt to variable rate instruments. Certain interest rate swap transactions have been designated as fair value hedges under SFAS 133. Where such designations have been made, the changes of the fair value of the swaps and the gain or loss on the hedged debt are recorded currently in the condensed consolidated statement of income in "Other

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


revenue." To the extent that these two amounts do not offset, hedge ineffectiveness is therefore deemed to result - and is recognized in the condensed consolidated statement of income in "Other revenue." For the quarter and nine months ended September 30, 2001, such hedge ineffectiveness was not material.

The Company also designates forward currency contracts and non-US dollar term debt issued by the Company as hedges of net investments in certain subsidiaries with functional currencies other than the U.S. dollar. To the extent that the hedge is effective, the impact of marking the forward contracts to prevailing forward rates and the impact of revaluing non-US dollar term debt to prevailing exchange rates, both net of the related tax effects, are included in cumulative translation adjustments to offset the impact of translating the investments being hedged. For the three and nine months ended September 30, 2001, a loss of $27 million and a gain of $40 million, respectively, that pertained to the designated hedging instruments was included in cumulative translation adjustments, a component of "Accumulated changes in equity from nonowner sources" in the condensed consolidated statement of financial condition.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), in June 2001.

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

Based on the current levels of goodwill, adoption of the new rules would reduce other expense by approximately $63 million and increase net income by approximately $48 million in 2002. In addition, the Company is in the process of evaluating certain intangible assets to determine whether they are deemed to have an indefinite useful life. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 144").

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Under SFAS 144, accounting models are prescribed to measure impairment for long-lived assets to be disposed of by sale and for long-lived assets to be held and used until disposal. Additionally, the presentation of discontinued operations includes more disposal transactions. As a result, similar events and circumstances will be accounted for in the same way. However, accrual of future operating losses classified as discontinued will no longer be permitted. The Company will adopt SFAS 144 on January 1, 2002 and does not expect it to have a material impact on the Company's financial statements.

NOTE 2.     RESTRUCTURING CHARGE

The Company recorded restructuring charges of $70 million ($41 million after tax) and $42 million ($26 million after tax) in the first and second quarters of 2001, respectively, for severance and related costs associated with the reduction of staffing in certain businesses. These amounts apply to the involuntary termination of approximately 2,000 employees (90% located in the United States and 10% overseas) and are expected to be fully paid out by the end of 2001. Included in the second quarter charge is a reversal of $18 million ($11 million after tax) which primarily relates to the accrual in the first quarter of severance and other related costs associated with the reduction of staffing in certain businesses which were subsequently sold in the second quarter. These related costs will not be borne by the Company in the sale which closed in the third quarter.

At September 30, 2001, the remaining restructuring reserve balance of $30 million is included in the condensed consolidated statement of financial condition in "Accounts payable and accrued liabilities-other".

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

NOTE 3.     COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

         -----------------------------------------------------------------------------------------
         Dollars in millions                                Three Months           Nine Months
         Period ended September 30,                        2001      2000        2001       2000
         -----------------------------------------------------------------------------------------
         Net income                                        $606      $696       $2,106     $2,342
         Other changes in equity from nonowner sources       (1)        2           (2)        (8)
         -----------------------------------------------------------------------------------------
             Total comprehensive income                    $605      $698       $2,104     $2,334
         =========================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.     PRINCIPAL TRANSACTIONS REVENUES

The following table presents principal transactions revenues by business activity for the three and nine months ended September 30, 2001 and 2000.

         --------------------------------------------------------------------------------------
         Dollars in millions                            Three Months             Nine Months
         Period ended September 30,                   2001        2000         2001        2000
         --------------------------------------------------------------------------------------
         Fixed Income                                $ (74)       $387       $1,027     $ 1,079
         Equities                                       62         303          652         952
         Commodities                                     8          63           39         206
         Other                                          12           7           23          26
         --------------------------------------------------------------------------------------
         Total principal transactions revenues       $   8        $760       $1,741     $ 2,263
         ======================================================================================

NOTE 5.     CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to SSBH's principal regulated subsidiaries at September 30, 2001 are as follows:

                                                                                                 NET            EXCESS OVER
(DOLLARS IN MILLIONS)                                                                            CAPITAL OR     MINIMUM
SUBSIDIARY                                               JURISDICTION                            EQUIVALENT     REQUIREMENTS
----------------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc.                 U.S. Securities and Exchange Commission                  $4,175          $3,602
                                          Uniform Net Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited    United Kingdom's Securities and Futures Authority        $3,040          $1,021

Salomon Brothers AG                       Germany's Banking Supervisory Authority                  $   84          $   50
----------------------------------------------------------------------------------------------------------------------------

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc ("Swapco"), a wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At September 30, 2001, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

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

A summary of the Company's contractual commitments as of September 30, 2001 and December 31, 2000 is as follows:

                                                                     SEPTEMBER 30, 2001                      DECEMBER 31, 2000
                                                             ----------------------------------  -----------------------------------
                                                                          Current Market or                     Current Market or
                                                                               Fair Value                            Fair Value
                                                             Notional    ----------------------   Notional     ---------------------
Dollars in billions                                          Amounts     Assets     Liabilities    Amounts     Assets    Liabilities
-----------------------------------------------------------------------------------------------  -----------------------------------
Exchange-issued products:
   Futures contracts (a)                                     $  199.4   $     --     $     --     $  156.3    $     --   $     --
   Other exchange-issued products:
     Equity contracts                                            56.0         .4           .6          8.0          .2         .2
     Fixed income contracts                                      23.0         --           --         17.0          --         --
     Commodities contracts                                         .8         --           --          1.7          --         --
----------------------------------------------------------------------------------------------- ------------------------------------
Total exchange-issued products                                  279.2         .4           .6        183.0          .2         .2
----------------------------------------------------------------------------------------------- ------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps,
 floors
  And forward rate agreements:
   Swaps                                                      2,658.2                              2,703.8
   Swap options written                                          82.9                                 80.3
   Swap options purchased                                        48.0                                 56.1
   Caps, floors and forward rate agreements                     189.3                                261.5
----------------------------------------------------------------------------------------------- ------------------------------------
Total OTC swaps, swap options, caps, floors and
 forward rate agreements (b)                                  2,978.4        9.2          6.9      3,101.7         6.5        6.4
----------------------------------------------------------------------------------------------- ------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity indices           68.6        2.9          3.9         72.1         3.4        4.1
   Options and forward contracts on fixed-income securities     940.9         .5           .4        587.3         1.4         .8
   Foreign exchange contracts and options(b)                     47.8         .2           .2         36.0          .3         .2
   Commodities contracts                                         12.7         .1           .1         15.7          .2         .2
----------------------------------------------------------------------------------------------- ------------------------------------
Total contractual commitments                                $4,327.6   $   13.3     $   12.1     $3,995.8     $  12.0   $   11.9
=============================================================================================== ====================================

(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $11.2 billion and $3.4 billion at September 30, 2001 and $15.0 billion and $5.9 billion at December 31, 2000, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7.     SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management.

     ---------------------------------------------------------------------------------------------------------
      Dollars in millions                                         Three Months              Nine Months
      Period ended September 30,                               2001         2000         2001          2000
     ---------------------------------------------------------------------------------------------------------
      Noninterest revenues:
         Investment Services                                 $  2,302     $  3,394     $  9,400      $ 10,214
         Asset Management                                         332          319          979           919
     ---------------------------------------------------------------------------------------------------------
      Total                                                  $  2,634     $  3,713     $ 10,379      $ 11,133
     =========================================================================================================
      Net interest and dividends:
          Investment Services                                $    597     $    439     $  1,532      $  1,296
          Asset Management                                         (1)          (2)          (5)           (7)
     ---------------------------------------------------------------------------------------------------------
      Total                                                  $    596     $    437     $  1,527      $  1,289
     =========================================================================================================
      Income before cumulative effect of change
        in accounting principle:
         Investment Services                                 $    515     $    600     $  1,849      $  2,077
         Asset Management                                          91           96          258           265
     ---------------------------------------------------------------------------------------------------------
      Total                                                  $    606     $    696     $  2,107      $  2,342
     =========================================================================================================

Total assets of the Investment Services and Asset Management segments were $312.4 billion and $1.6 billion, respectively, at September 30, 2001 and $236.0 billion and $1.5 billion, respectively, at December 31, 2000. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

NOTE 8.     EVENTS OF SEPTEMBER 11

As a result of the September 11 terrorist attacks the Company experienced a disruption in business, as well as significant property loss. The Company and its Parent, Citigroup, are insured against certain of these losses. Through September 30 the Company has recorded insurance recoveries only up to the net book value of the assets written off.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


ITEM 2.
RESULTS OF OPERATIONS

The Company recorded net income of $606 million for the three months ended September 30, 2001 (the "2001 Quarter") compared to net income of $696 million for the three months ended September 30, 2000 (the "2000 Quarter"). The decrease reflects a continued market decline in 2001, as well as, the impact of the September 11 terrorist attacks which resulted in market closures and reduced trading volumes when the markets reopened. As a result of the September 11 terrorist attacks the Company experienced a disruption in business, as well as significant property loss. The Company and its Parent, Citigroup, are insured against certain of these losses. Through September 30 the Company has recorded insurance recoveries only up to the net book value of the assets written off.

Principal transactions contributed largely to the decline in the 2001 Quarter due to decreases in global equity and fixed income trading. Investment banking revenues declined as a result of decreases in merger and acquisition fees, as well as equity, unit trust and high yield underwritings. These declines were offset partially by an increase in high grade debt underwritings. Commission revenues were lower due to declines in OTC and mutual fund commissions. Revenues, net of interest expense, were $3,230 million in the 2001 Quarter compared to $4,150 million in the 2000 Quarter. Total expenses decreased 26% primarily due to a decrease in compensation and benefits and other production related expenses.

For the nine months ended September 30, 2001 (the "2001 Period"), net income decreased 10% to $2,106 million compared to $2,342 million recorded for the nine months ended September 30, 2000 (the "2000 Period"). This decrease is primarily the result of decreases in OTC commission revenue and principal transaction revenues from global equity trading. The decreases were partially offset by gains in investment banking revenues, particularly high grade debt underwritings offset by a decline in equity underwritings Revenues, net of interest expense, were $11,906 million in the 2001 Period compared to $12,422 million in the 2000 Period. Total expenses declined primarily due to a decrease in compensation and benefits and other production related expenses.

During the first two quarters of 2001, the Company recorded restructuring charges of $70 million ($41 million after tax) and $42 million ($26 million after tax), respectively, which relates to severance and related costs associated with the reduction of staffing in certain businesses (see Note 2 to the condensed consolidated financial statements for further discussion of the restructuring charges). During the first quarter of 2001, the Company recorded a cumulative after-tax loss of $1 million (net of tax benefit of $1 million) which relates to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INVESTMENT SERVICES

    ------------------------------------------------------------------------------------------------------
     Dollars in millions                                         Three Months             Nine Months
     Period Ended September 30,                                2001        2000        2001         2000
    ------------------------------------------------------------------------------------------------------
     Revenues:
        Investment banking                                   $    805    $    986    $  2,904     $  2,717
        Commissions                                               824         992       2,753        3,318
        Principal transactions                                      8         763       1,749        2,258
        Asset management and administration fees                  522         548       1,554        1,583
        Other                                                     143         105         440          338
    ------------------------------------------------------------------------------------------------------
     Total noninterest revenues                                 2,302       3,394       9,400       10,214
    ------------------------------------------------------------------------------------------------------
        Net interest and dividends                                597         439       1,532        1,296
    ------------------------------------------------------------------------------------------------------
     Revenues, net of interest expense                          2,899       3,833      10,932       11,510
    ------------------------------------------------------------------------------------------------------
     Noninterest expenses:
        Operating and administrative expenses                   2,080       2,884       7,954        8,285
        Restructuring charge                                       --          --         111           --
    ------------------------------------------------------------------------------------------------------
     Total noninterest expense                                  2,080       2,884       8,065        8,285
    ------------------------------------------------------------------------------------------------------
     Income before income taxes and cumulative
         effect of change in accounting principle                 819         949       2,867        3,225
    ------------------------------------------------------------------------------------------------------
     Provision for income taxes                                   304         349       1,018        1,148
    ------------------------------------------------------------------------------------------------------
     Income before cumulative effect of change
         in accounting principle                             $    515    $    600    $  1,849     $  2,077
    ------------------------------------------------------------------------------------------------------

The Company's investment services segment reported income of $515 million and $1,849 million for the 2001 Quarter and 2001 Period, respectively, compared to $600 million and $2,077 million for the 2000 Quarter and 2000 Period, respectively. Revenues, net of interest expense, decreased to $2,899 million and $10,932 million in the 2001 Quarter and 2001 Period, respectively, compared to $3,833 million and $11,510 million in the 2000 Quarter and 2000 Period, respectively.

Investment banking revenues decreased to $805 million in the 2001 Quarter compared to $986 million in the 2000 Quarter due primarily to decreases in merger and acquisition fees, and equity, high yield and unit trust underwritings. These declines were offset to an extent by gains in high grade debt underwritings. In the 2001 Period, investment banking revenues increased to $2,904 million as a result of increases in high grade debt underwritng and high grade debt fees, offset to an extent by declines in equity and unit trust underwritings and private placement fees.

Commission revenues decreased to $824 million and $2,753 million in the 2001 Quarter and 2001 Period, respectively, compared to $992 million and $3,318 million in the 2000 Quarter and 2000 Period, respectively. These decreases were primarily the result of decreases in OTC and mutual fund commissions. Also contributing

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


to the decrease in the 2001 Period was a decline in insurance commissions. During the 2001 Quarter, annualized gross production per financial consultant was down 20% compared to the 2000 Quarter.

Principal transactions revenues decreased to $8 million in the 2001 Quarter compared to $763 million in the 2000 Quarter due to decreases in global equity, commodities and fixed income trading. During the 2001 Period, principal transactions revenue decreased to $1,749 million as a result of decreases in global equity and commodities trading.

The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are managed through the Consulting Group. Asset management and administration fees decreased slightly to $522 million and $1,554 million in the 2001 Quarter and 2001 Period compared to $548 million and $1,583 million in the 2000 Quarter and 2000 Period, due primarily to a decrease in the asset levels of certain products whose billings are calculated on a one quarter lag. Assets under fee-based management decreased to $184.3 billion at September 30, 2001 compared to $202.4 billion at September 30, 2000.

Other income increased to $143 million in the 2001 Quarter primarily due to an increase in other customer fees partially offset by decreased revenues from Nikko Salomon Smith Barney Limited, the Company's joint venture with Nikko Securities Co. Ltd., as well as a decrease in revenue from certain nonmarketable firm investments. In the 2001 Period, other income increased to $440 million due to an increase in other customer fees offset to an extent by decreased revenues from Nikko Salomon Smith Barney Limited. In the 2001 Quarter and 2001 Period the impact of a change in intercompany billing practices had the effect of reducing other revenue and other expense compared to the comparable periods in 2000.

Net interest and dividends increased to $597 million and $1,532 million in the 2001 Quarter and 2001 Period, respectively, as a result of higher mortgage-backed trading interest offset to an extent by a decrease in customer margin interest.

Total expenses, excluding interest and the restructuring charge, decreased to $2,080 million and $7,954 million in the 2001 Quarter and 2001 Period compared to $2,884 million and $8,285 million in the 2000 Quarter and 2000 Period, respectively, primarily as a result of decreases in compensation and benefit expense and savings from restructuring actions initiated in the first quarter of 2001. Also contributing to the decrease was the impact of a change in intercompany billing practices that had the effect of reducing other revenue and other expense compared to the comparable periods in 2000 and the release of a rent reserve that was no longer required. The Company continues to maintain tight expense controls.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ASSET MANAGEMENT

    --------------------------------------------------------------------------------------------
     Dollars in millions                                     Three Months         Nine Months
     Period Ended September 30,                             2001      2000      2001      2000
    --------------------------------------------------------------------------------------------
     Revenues:
        Asset management and administration fees           $  320    $  300    $  945    $  863
        Other revenue, net                                     11        17        29        49
    --------------------------------------------------------------------------------------------
     Revenues, net of interest expense                        331       317       974       912
    --------------------------------------------------------------------------------------------
     Noninterest expenses:
        Operating and administrative expenses                 181       159       546       473
        Restructuring charge                                   --        --         1        --
    --------------------------------------------------------------------------------------------
     Total noninterest expense                                181       159       547       473
    --------------------------------------------------------------------------------------------
     Income before income taxes and cumulative
      effect of change in accounting principle                150       158       427       439
    --------------------------------------------------------------------------------------------
     Provision for income taxes                                59        62       169       174
    --------------------------------------------------------------------------------------------
     Income before cumulative effect of change
       in accounting principle                             $   91    $   96    $  258    $  265
    --------------------------------------------------------------------------------------------

The Company's asset management segment revenues, net of interest expense, rose slightly to $331 million and $974 million in the 2001 Quarter and 2001 Period, respectively, compared to $317 million and $912 million in the 2000 Quarter and 2000 Period, respectively. The primary revenue for the asset management segment is asset management and administration fees, which were $320 million and $945 million in the 2001 Quarter and 2001 Period, respectively, compared to $300 million and $863 million in the 2000 Quarter and 2000 Period, respectively. The increase in total revenues reflects higher assets under fee-based management in the 2001 Quarter compared to the prior year period. Assets under fee-based management for the segment reached $257.9 billion at September 30, 2001, up from $241.8 billion at September 30, 2000. Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $181 million and $547 million in the 2001 Quarter and 2001 Period, respectively, compared to $159 million and $473 million in the 2000 Quarter and 2000 Period, respectively. The increases reflect growth in variable expenses including increased incentive compensation. Other operating and administrative expense includes amortization of deferred commissions which relate to the sale of load mutual funds.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Total assets under fee-based management were as follows:

-----------------------------------------------------------------------------------------
 Dollars in billions
 At September 30,                                                  2001             2000
-----------------------------------------------------------------------------------------
 Money market and institutional liquidity funds                 $  97.9          $  78.8
 Mutual funds                                                      67.5             69.2
 Managed accounts                                                  85.0             82.9
 Unit investment trusts held in client accounts                     7.5             10.9
-----------------------------------------------------------------------------------------
      Salomon Smith Barney Asset Management                       257.9            241.8

 Financial Consultant managed accounts *                           49.4             62.2

 Consulting Group and internally managed assets *                 134.9            140.2
-----------------------------------------------------------------------------------------
 Total assets under fee-based management                        $ 442.2          $ 444.2
=========================================================================================

*    Related results included in Investment Services segment.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


LIQUIDITY AND CAPITAL RESOURCES

The Company had total assets of $314.0 billion at September 30, 2001, up from $237.5 billion at December 31, 2000. Due to the nature of the Company's trading and financing activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and securities loaned, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $218.2 billion at September 30, 2001. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $11.0 billion at September 30, 2001.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit from unrelated commercial banks that extends through May 2002. The Company may borrow under this revolving credit facility at various interest rate options (LIBOR, CD or base rate), and compensates the banks for this facility through facility fees. At September 30, 2001, there were no outstanding borrowings under this facility. Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At September 30, 2001, this requirement was exceeded by approximately $4.1 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to provide flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments owned and sold, contractual commitments, repurchase and resale agreements, and related funding at September 30, 2001 and December 31, 2000. The VAR relating to non-trading instruments has been excluded from this analysis.

----------------------------------------------------------------------------------------------------------------
 RISK EXPOSURES                September 30,    Third Quarter    Third Quarter    Third Quarter    December 31,
 ($ IN MILLIONS)                   2001          2001 Average      2001 High         2001 Low        2000
----------------------------------------------------------------------------------------------------------------
 Interest rate                      $48               $53              $67              $46            $35
 Equities                             7                 8               13                4              4
 Commodities                          9                15               20                9              6
 Currency                             0                 1                4                0              2
 Diversification Benefit             (9)              (14)             N/A              N/A            (12)
----------------------------------------------------------------------------------------------------------------
       Total                        $55               $63              $77              $54            $35
================================================================================================================

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at September 30, 2001, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. Over 200 risk factors are used in the VAR simulations. VAR reflects the risk profile of the Company at September 30, 2001, and is not a predictor of future results.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

For information concerning a purported class action complaint filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.) see the description that appears in the fourth paragraph under the caption "Legal Proceedings" beginning on page 12 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 2000 (File No. 1-4346), which description is included as Exhibit 99.01 to this Form 10-Q and incorporated by reference herein, and under the first paragraph under the caption "Legal Proceedings" in the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended June 30, 2001 (File No. 1-4346), which description is included as Exhibit 99.02 to this Form 10-Q and incorporated by reference herein. In September, 2001, the court approved the settlement.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:                See Exhibit Index.

     (b)  Reports on Form 8-K:

On July 17, 2001, the Company filed a Current Report on Form 8-K, dated July 17, 2001, reporting under Item 5 thereof the results of its operations for the three and six month periods ended June 30, 2001 and 2000.

On September 27, 2001, the Company filed a Current Report on Form 8-K, dated September 24, 2001, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Equity Linked Securities (ELKS) based on the common stock of Sun Microsystems, Inc. due October 2, 2002.

No other reports on Form 8-K were filed during the first quarter of 2001; however, on October 18, 2001, SSBH filed a Current Report on Form 8-K, dated October 17, 2001, reporting under Item 5 thereof the results of its operations for the three and ninth month periods ended September 30, 2001 and 2000.

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


                                             SALOMON SMITH BARNEY HOLDINGS INC.
                                             ----------------------------------
                                             (Registrant)



Date:  November 14, 2001                     By:  /s/ Barbara Yastine
                                                 ------------------------------
                                             Barbara Yastine
                                             Chief Financial Officer


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

99.02 First paragraph under the caption "Legal Proceedings" in the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended June 30, 2001 (File No. 1-4346).


The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of SSBH does not exceed 10% of the total assets of SSBH and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.