Form 10-K405
period 2001-12-31
SALOMON SMITH BARNEY HOLDINGS INC
filed 2002-03-20
CIK 200245

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                _________________

                                    FORM 10-K

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                                   __________

                          COMMISSION FILE NUMBER 1-4346
                                   __________

                       SALOMON SMITH BARNEY HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEW YORK                                        11-2418067
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
              OR ORGANIZATION)                               IDENTIFICATION NO.)

                 388 GREENWICH STREET, NEW YORK, NEW YORK 10013
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (212) 816-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                   __________

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |x|

BECAUSE THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC., NONE OF THE REGISTRANT'S OUTSTANDING VOTING STOCK IS HELD BY NONAFFILIATES OF THE REGISTRANT. AS OF THE DATE HEREOF, 1,000 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE ISSUED AND OUTSTANDING.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

AVAILABLE ON THE WEB @ www.citigroup.com


                           [COVER PAGE 1 OF 3 PAGES.]

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                         TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
                         -------------------                              -----------------------------------------
           NIKKEI 225 INDEX SECURITIES DUE AUGUST 20, 2002                      NEW YORK STOCK EXCHANGE AND
                                                                              CHICAGO BOARD OPTIONS EXCHANGE

     SENIOR FLOATING INTEREST NOTES (FINS) DUE 2003 (MEDIUM-TERM                   NEW YORK STOCK EXCHANGE
                           NOTES, SERIES D)

     SMITH BARNEY S&P 500 EQUITY LINKED NOTES DUE OCTOBER 3, 2003              CHICAGO BOARD OPTIONS EXCHANGE

       7.200% TRUST PREFERRED SECURITIES (TRUPS(R)) OF SUBSIDIARY                    NEW YORK STOCK EXCHANGE
        TRUST (AND REGISTRANT'S GUARANTY WITH RESPECT THERETO)

       EQUITY LINKED NOTES BASED UPON THE DOW JONES INDUSTRIAL                 CHICAGO BOARD OPTIONS EXCHANGE
                   AVERAGE SM DUE SEPTEMBER 6, 2005

      PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE S&P                   AMERICAN STOCK EXCHANGE
                         500(R)INDEX DUE 2005

      PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE S&P               CHICAGO BOARD OPTIONS EXCHANGE
                         500(R)INDEX DUE 2005

     CALLABLE PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON               CHICAGO BOARD OPTIONS EXCHANGE
                     THE S&P 500(R) INDEX DUE 2006

      CALLABLE EQUITY LINKED NOTES BASED UPON THE THESTREET.COM                    AMERICAN STOCK EXCHANGE
                    INTERNET SECTOR INDEX DUE 2006

         0.25% CASH EXCHANGEABLE NOTES LINKED TO A BASKET OF                       AMERICAN STOCK EXCHANGE
                      TELECOMMUNICATIONS STOCKS

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                CHICAGO BOARD OPTIONS EXCHANGE
             SUBSIDIARY TRUST WITH RESPECT TO THE COMMON
                     STOCK OF MCI WORLDCOM, INC.

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                CHICAGO BOARD OPTIONS EXCHANGE
      SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF AMGEN
                                 INC.

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                CHICAGO BOARD OPTIONS EXCHANGE
       SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF SUN
                          MICROSYSTEMS, INC.

     0.25% NOTES EXCHANGEABLE FOR A BASKET OF SELECTED TECHNOLOGY                  AMERICAN STOCK EXCHANGE
                           STOCKS, DUE 2005

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                    AMERICAN STOCK EXCHANGE
     SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF ORACLE
                             CORPORATION

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                    AMERICAN STOCK EXCHANGE
      SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF CISCO
                            SYSTEMS, INC.

     0.25% NOTES EXCHANGEABLE FOR A BASKET OF SELECTED TECHNOLOGY                  AMERICAN STOCK EXCHANGE
                           STOCKS, DUE 2007

                CALL WARRANTS ON THE 2000 TEN+SM INDEX                         CHICAGO BOARD OPTIONS EXCHANGE

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                    AMERICAN STOCK EXCHANGE
       SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF EMC
                             CORPORATION

       EQUITY LINKED SECURITIES (ELKS SM) BASED UPON THE COMMON                    AMERICAN STOCK EXCHANGE
                 STOCK OF INTEL CORPORATION DUE 2002

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                    AMERICAN STOCK EXCHANGE
    SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF THE HOME
                             DEPOT, INC.

       EQUITY LINKED SECURITIES (ELKS SM) BASED UPON THE COMMON                    AMERICAN STOCK EXCHANGE
               STOCK OF JUNIPER NETWORKS, INC. DUE 2002

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                    AMERICAN STOCK EXCHANGE
     SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF GENERAL
                           ELECTRIC COMPANY

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                    AMERICAN STOCK EXCHANGE
    SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF AMERICAN
                           EXPRESS COMPANY

     NOTES EXCHANGEABLE FOR THE COMMON STOCK OF PFIZER INC., DUE                   AMERICAN STOCK EXCHANGE
                                 2008

       EQUITY LINKED SECURITIES (ELKS SM) BASED UPON THE COMMON                    AMERICAN STOCK EXCHANGE
               STOCK OF SUN MICROSYSTEMS, INC. DUE 2002


                           [COVER PAGE 2 OF 3 PAGES.]

                         TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
                         -------------------                              -----------------------------------------
      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                    AMERICAN STOCK EXCHANGE
     SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF PFIZER
                                 INC.

     PRINCIPAL-PROTECTED KNOCK-OUT NOTES LINKED TO THE NASDAQ-100                  AMERICAN STOCK EXCHANGE
                           INDEX(R) DUE 2004

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                    AMERICAN STOCK EXCHANGE
    SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF WAL-MART
                             STORES, INC.

       EQUITY LINKED SECURITIES (ELKS SM) BASED UPON THE COMMON                    AMERICAN STOCK EXCHANGE
                STOCK OF CISCO SYSTEMS, INC. DUE 2003

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS SM) OF                    AMERICAN STOCK EXCHANGE
    SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF THE WALT
                            DISNEY COMPANY

       EQUITY LINKED SECURITIES (ELKS SM) BASED UPON THE COMMON                    AMERICAN STOCK EXCHANGE
                   STOCK OF MOTOROLA, INC. DUE 2003

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE


                           [COVER PAGE 3 OF 3 PAGES.]

                       SALOMON SMITH BARNEY HOLDINGS INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                         ------------------------------

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                                                    PAGE
-----------                                                                                                    ----
         PART I

   1.    Business............................................................................................     1
   2.    Properties..........................................................................................    11
   3.    Legal Proceedings...................................................................................    11
   4.    Omitted Pursuant to General Instruction I

         PART II

   5.    Market For Registrant's Common Equity And Related Stockholder Matters...............................    13
   6.    Omitted Pursuant to General Instruction I
   7.    Management's Discussion And Analysis Of Financial Condition And Results
            Of Operations....................................................................................    14
   7A.   Quantitative And Qualitative Disclosures About Market Risk..........................................    39
   8.    Financial Statements And Supplementary Data.........................................................    39
   9.    Changes In And Disagreements With Accountants On Accounting And
         Financial Disclosure................................................................................    39

         PART III

10-13    Omitted Pursuant to General Instruction I

         PART IV

   14.   Exhibits, Financial Statement Schedules, And Reports On Form 8-K....................................    40
         Exhibit Index.......................................................................................    41
         Signatures..........................................................................................    42
         Index to Consolidated Financial Statements and Schedules............................................   F-1

                                     PART I

ITEM 1.     BUSINESS.

Salomon Smith Barney Holdings Inc. ("SSBH") operates through its subsidiaries in two business segments: (i) Investment Services and (ii) Asset Management. Salomon Smith Barney provides investment banking, securities and commodities trading, capital raising, asset management, advisory, research, brokerage and other financial services to its customers, and executes proprietary trading strategies on its own behalf. As used in this Form 10-K, unless the context otherwise requires, "Salomon Smith Barney" and the "Company" refer to SSBH and its consolidated subsidiaries.

Citigroup Inc. ("Citigroup"), SSBH's parent, is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through Global Consumer, Global Corporate, Global Investment Management and Private Banking, and Investment Activities. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

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

Salomon Smith Barney is a global, full-service investment banking and securities brokerage firm. Salomon Smith Barney provides a full range of financial advisory, research and capital raising services to corporations, governments and individuals. The firm's more than 12,640 Financial Consultants, located in more than 540 offices across the United States, service approximately 7.4 million client accounts, representing approximately $977 billion in assets.

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

----------
(1) Certain items in this Form 10-K, including certain matters discussed under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in "Outlook" in the MD&A.

Salomon Smith Barney executes securities and commodity futures brokerage transactions on all major United States securities and futures exchanges and major international exchanges on behalf of customers and for its own account. The Company's significant capital base and extensive distribution capabilities also enable it to provide liquidity to investors across a broad range of markets and financial instruments, and to execute capital-intensive transactions on behalf of its customers and for its own account. It executes transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in approximately 1,200 equity securities traded on the NASDAQ system. Additionally, the firm makes markets in convertible and preferred stocks, warrants and other equity securities.

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

Salomon Smith Barney is a major participant in the over-the-counter ("OTC") market for derivative instruments involving a wide range of products, including interest rate, equity, currency, and commodity swaps, caps and floors, options, warrants, and other derivative products. It also creates and sells various types of structured securities. The Company's ability to execute transactions is enhanced by its established presence in international capital markets, its use of information technology and quantitative risk management tools, its research capabilities, and its knowledge and experience in various derivative markets.

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

RETAIL BROKERAGE AND RELATED SERVICES

The Private Client Division provides investment advice and financial planning and brokerage services for approximately 7.4 million client accounts, primarily through the network of Salomon Smith Barney Financial Consultants. A significant portion of Salomon Smith Barney's revenues is generated from the commissions that Salomon Smith Barney earns as a broker for its clients in the purchase and sale of securities. Financing customers' securities transactions through secured margin lending provides Salomon Smith Barney with an additional source of income. While credit losses may arise as a result of this financing activity, to date such losses have not been material. The Financial Consultants also sell proprietary mutual funds and a large number of mutual funds sponsored and managed by others, and Salomon Smith Barney receives commissions and other sales and services revenues from these activities.

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

In addition to more traditional brokerage services, Salomon Smith Barney Financial Consultants also deliver the programs and services offered by Salomon Smith Barney's Consulting Group ("CG"). CG sponsors a number of different "wrap fee" programs, in which CG and Salomon Smith Barney typically provide a range of services such as: an analysis of the client's financial situation, investment needs and risk tolerance; recommendations and ongoing monitoring of the performance and suitability of the investment manager(s) retained; and securities execution, custody, reporting and recordkeeping. In such programs, the client generally pays a single bundled fee for these services. CG also offers "wrap fee" programs in which separate accounts are managed by selected, specially trained Salomon Smith Barney Financial Consultants. Assets in the Financial Consultant managed programs at December 31, 2001, totaled $54.9 billion, as compared to $56.2 billion and $43.6 billion at year-end 2000 and 1999, respectively.

In addition, CG provides traditional investment management consulting services to institutions, including assisting clients in formulating investment objectives and policies and in selecting investment management firms for the day-to-day management of client portfolios. As of December 31, 2001, the Company provided consulting services with respect to externally managed client assets aggregating approximately $140.2 billion, excluding the TRAK(R) program described below, as compared to approximately $133.0 billion at December 31, 2000 and approximately $112.0 billion at December 31, 1999.

Salomon Smith Barney's TRAK(R) program provides clients with non-discretionary asset allocation advice based on the client's identification of investment objectives and risk tolerances. TRAK(R) clients include both individuals and institutions, including participant-directed 401(k) plans. Clients can choose to allocate assets among the CG Capital Markets funds, a series of 19 mutual funds each corresponding to a particular asset class and investment style, or from among the selected fund offerings of 189 no-load or load-waived mutual fund families (including Smith Barney proprietary funds) corresponding to the same asset class and investment style criteria. At December 31, 2001, TRAK(R) assets were approximately $10.0 billion, as compared to approximately $12.6 billion at December 31, 2000 and approximately $14.2 billion at December 31, 1999. Salomon Smith Barney also offers a separate offshore TRAK(R) program to non-resident alien clients, which includes client investment in a series of asset class/investment style funds domiciled outside the United States.

TRUST SERVICES

Certain subsidiaries of Citigroup are chartered as trust companies and provide a full range of fiduciary services with a particular emphasis on personal trust services. Another Citigroup subsidiary offers a broad range of trustee services for qualified retirement plans, with particular emphasis on the 401(k) plan market. Each of these trust companies is subject to supervision by either federal or state banking authorities, as appropriate, based upon the jurisdiction in which such trust company is chartered, and uses the distribution network of Salomon Smith Barney to market its services. Salomon Smith Barney provides certain advisory and support services to the trust companies and receives fees for such services. Certain subsidiaries of SSBH also operate a private trust services business that is licensed as a bank and trust company in the Cayman Islands.

PHIBRO

Phibro conducts a global proprietary commodities dealer business through its offices in Westport (Connecticut), London and Singapore. Commodities traded include crude oil, refined oil products, natural gas, metals and various soft commodities. Phibro makes extensive use of futures markets and is a participant in the OTC physical and derivatives markets. Its principal competitors are major integrated oil companies, other commodity trading companies, certain investment banks, utility companies and other financial institutions.

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

OPERATIONS BY GEOGRAPHIC AREA

For a summary of the Company's operations by geographic area, see Note 6 of Notes to Consolidated Financial Statements.

DERIVATIVES AND RISK MANAGEMENT

Derivative instruments are contractual commitments or payment exchange agreements between counterparties that "derive" their value from some underlying asset, index, interest rate or exchange rate. The Company enters into various bilateral financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward currency contracts, option contracts and warrants. Derivatives activities, like Salomon Smith Barney's other ongoing business activities, give rise to market, credit and operational risks, although the Company also uses derivative instruments to manage these risks in its other businesses. For a more complete discussion of Salomon Smith Barney's use of derivative financial instruments and certain of the related risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 5, 8, 16 and 17 of Notes to Consolidated Financial Statements.

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

                                ASSET MANAGEMENT

The portion of Citigroup's Asset Management segment housed within SSBH is comprised primarily of two asset management business platforms: Salomon Brothers Asset Management and Smith Barney Asset Management (the "Asset Management Group"). These platforms offer a broad range of asset management products and services from global investment centers, including mutual funds, closed-end funds and managed accounts. In addition, the Asset Management Group offers a broad range of unit investment trusts.

Clients include private and public retirement plans, endowments, foundations, banks, , insurance companies, other corporations, government agencies, high net worth and other individuals. Client relationships may be introduced through the cross-marketing and distribution opportunities within the Citigroup structure, through the Asset Management Group's own sales force or through independent sources.

The Company receives ongoing fees, generally stated as a percentage of the client's assets, from asset management clients. At December 31, 2001, client assets managed by the Asset Management Group were approximately $273.1 billion, as compared to approximately $243.8 billion at December 31, 2000 and approximately $226.1 billion at December 31, 1999. These amounts include separately managed accounts with assets of approximately $93.2 billion at December 31, 2001, approximately $83.4 billion at December 31, 2000 and approximately $79.5 billion at December 31, 1999.

The following table shows the aggregate assets in, and number of, investment companies managed by the Asset Management Group at December 31 for each of the last three years.


                                           INVESTMENT COMPANY ASSETS UNDER MANAGEMENT
                                                         DECEMBER 31,
                               ------------------------------------------------------------------
                                     2001                    2000                      1999
                               ----------------        -----------------        -----------------
                                                     (Dollars in billions)
                               NO. OF                  NO. OF                   NO. OF
                               FUNDS     ASSETS        FUNDS      ASSETS        FUNDS      ASSETS
                               ------    ------        ------     ------        ------     ------
Money market                     32      $ 97.7          16       $ 83.0           16      $ 68.1
Mutual funds                    156        62.4         124         56.2          115        53.0
Annuity funds                    37         6.7          40          6.0           40         5.4
Closed-end funds                 21         6.2          21          5.8           23         7.2
                                ---      ------         ---       ------          ---      ------
         Total                  246      $173.0         201       $151.0          194      $133.7
                                ===      ======         ===       ======          ===      ======

At December 31, 2001, the Asset Management Group managed 188 mutual funds (open-end investment companies), including taxable and tax-exempt money market funds, equity funds, taxable fixed income funds and tax-exempt fixed income funds sold primarily through Salomon Smith Barney Financial Consultants and the sales force of Primerica Financial Services, an affiliate of the Company. In addition, certain of the funds are sold through dealer agreements with a variety of other national and regional brokerage firms. Of those mutual funds, 52 are domiciled outside the United States and are offered to Salomon Smith Barney's non-resident alien client base. In addition, at December 31, 2001, the Asset Management

Group managed 37 mutual fund portfolios serving as funding vehicles for variable annuity contracts, including certain variable annuities and other individual products of the Travelers Life and Annuity unit of Citigroup, which are sold by Salomon Smith Barney Financial Consultants. The Asset Management Group also serves as the primary investment manager to 21 closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. At December 31, 2001, the Asset Management Group managed approximately $6.2 billion of closed-end investment companies.

The Asset Management Group provides separate account discretionary and non-discretionary investment management services to a wide variety of individual and institutional clients, including private and public retirement plans, endowments, foundations, banks, insurance companies, other corporations and governmental agencies. Client relationships may be introduced either through Salomon Smith Barney's network of Financial Consultants or through independent consultant evaluations as well as through the individual and institutional client relationships of Salomon Smith Barney.

The Asset Management Group also sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by the Asset Management Group; other trusts are jointly sponsored through a syndicate of major broker-dealers of which Salomon Smith Barney is a member. At December 31, 2001, outstanding unit trust assets held by Salomon Smith Barney's clients were approximately $6.9 billion, as compared to approximately $9.4 billion at December 31, 2000 and approximately $12.9 billion at December 31, 1999.

COMPETITION

Competitors of the mutual funds and asset management groups include a large number of mutual fund management and sales companies, asset management firms and banks. Competition in mutual fund sales and investment management is based on investment performance, service to clients and product design.

                                OTHER INFORMATION

REGULATION

Certain of SSBH's subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate. Some subsidiaries are registered as broker-dealers and as investment advisers with the U.S. Securities and Exchange Commission (the "SEC") and as futures commission merchants and as commodity pool operators with the Commodity Futures Trading Commission ("CFTC"). Certain of SSBH's subsidiaries are also members of the New York Stock Exchange, Inc. (the "NYSE") and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"), a not-for-profit membership corporation designated as a registered futures association by the CFTC. The Company's primary broker-dealer subsidiary, Salomon Smith Barney Inc. ("SSB"), is registered as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico, Taiwan and Guam. SSB is also a reporting dealer to the Federal Reserve Bank of New York and a member of the principal United States futures exchanges. SSB is subject to extensive regulation, primarily for the benefit of its customers, including minimum capital requirements, which are promulgated and enforced by, among others, the SEC, the CFTC, the NFA, the NYSE, various self-regulatory organizations of which SSB is a member and the securities administrators of the 50 states, the District of Columbia, Puerto Rico and Guam. The SEC and the CFTC also require certain registered broker-dealers (including SSB) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

Salomon Smith Barney's operations abroad are conducted through various subsidiaries and affiliates, principally Salomon Brothers International Limited in London, Nikko Salomon Smith Barney Limited (a joint venture formed in February 1999, between the Company (49%) and The Nikko Securities Co., Ltd (51%)) in Tokyo and Salomon Brothers AG ("SBAG") in Frankfurt. Its activities in the United Kingdom, which include investment banking, trading, brokerage and asset management services, are subject to the Financial Services and Markets Act 2000, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Securities and Futures Authority and the Investment Management Regulatory Organisation. Nikko Salomon Smith Barney is a registered foreign securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to non-Japanese securities firms and are regulated principally by the Financial Services Agency. SBAG is a German bank, principally engaged in securities trading and investment banking and is regulated by Germany's Banking Supervisory Authority. These and other subsidiaries of SSBH are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Salomon Smith Barney's other offices are also subject to the jurisdiction of local financial services regulatory authorities.

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

SSB is a member of the Securities Investor Protection Corporation, which, in the event of liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. In addition, SSBH has purchased additional coverage of up to $150 million for eligible customers, approximately $50 million of which is from a subsidiary of Citigroup.

      CAPITAL REQUIREMENTS

As a registered broker-dealer, SSB is subject to the SEC's net capital rule, Rule 15c3-1 (the "Net Capital Rule"), promulgated under the Exchange Act. SSB computes net capital under the alternative method of the Net Capital Rule, which requires the maintenance of minimum net capital, as defined. A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such debit balances.

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

At December 31, 2001, SSB had net capital, computed in accordance with the Net Capital Rule, of $3.5 billion, which exceeded the minimum net capital requirement by $3.0 billion. For further discussion of capital requirements related to the Company's principal regulated subsidiaries, see Note 11 of Notes to Consolidated Financial Statements.

GENERAL BUSINESS FACTORS

In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

At December 31, 2001, the Company had approximately 41,170 full-time and 1,190 part-time employees.

SOURCE OF FUNDS

For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company and its subsidiaries, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Notes 7 and 8 of Notes to Consolidated Financial Statements.

TAXATION

For a discussion of tax matters affecting the Company and its operations, see
Note 13 of Notes to Consolidated Financial Statements.

ITEM 2.     PROPERTIES.

The Company's principal executive offices are located at 388 Greenwich Street, New York, New York. The Company leases two buildings located at 388 and 390 Greenwich Street, New York, totaling approximately 2,300,000 square feet. These leases, which expire in 2008, include a purchase option with respect to the related properties.

Most of the Company's other offices are located in other leased premises, the leases for which expire at various times. The Company believes that these facilities are adequate for the purposes for which they are used and are well maintained. For further information concerning leases, see Note 9 of Notes to Consolidated Financial Statements.

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

In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. Discovery is ongoing.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EVENTS OF SEPTEMBER 11

As a result of the September 11 terrorist attack, the Company experienced a disruption in business, as well as significant property loss. The Company and its Parent, Citigroup, are insured against certain of these losses. The Company has recorded insurance recoveries only up to the net book value of the assets written off. These items were recorded in the consolidated statement of income in "Other operating and administrative expenses." The Company recorded a receivable of $199 million relating to these insurance recoveries. Through December 31, 2001, the Company has received $82 million in insurance recoveries. The Company believes the entire balance of the receivable will be collected. Additional insurance recoveries will be booked when they are realized.

SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements contain a summary of the Company's significant accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies are considered to be more important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. These policies include accounting for securitizations, and the valuation of financial instruments and contractual commitments where no ready market exists. Additional information about these policies can be found in Note 1 to the consolidated financial statements.

SECURITIZATIONS

Securitization is a process by which a legal entity issues certain securities to investors, which securities pay a return based on the principal and interest cash flows from a pool of loans or other financial assets. These assets may have belonged to the Company prior to their being sold to the entity. The Company securitizes commercial and residential mortgages, high yield bonds, government and corporate securities, and municipal bonds. The Company also assists its clients in securitizing the clients' financial assets. The Company may provide administrative, underwriting, liquidity facilities and/or other services to the resulting securitization entities. See the Off-Balance Sheet Arrangements section of Management's Discussion and Analysis for additional information about our securitization programs.

There are two key accounting determinations that must be made relating to securitizations. In the case where the Company originated or previously owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer would be considered a sale for generally accepted accounting purposes. The

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

second key determination to be made is whether the securitization entity should be considered a subsidiary of the Company and be consolidated into the Company's financial statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements, the securitization entity is not consolidated by the seller of the transferred assets. Most of the Company's securitization transactions are structured to meet the criteria for sale accounting.

Additional information on the Company's securitization activities can be found in Note 19 to the consolidated financial statements.

VALUATIONS OF FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS WITH NO READY MARKETS

Financial instruments and contractual commitments include fixed maturity and equity securities, commodities, derivatives and structured securities. The Company's policy is to carry its financial instruments and contractual commitments at market value, or when market prices are not readily available, fair value. For the substantial majority of our portfolios, fair values are determined based upon externally verifiable model inputs and quoted prices. Changes in the fair value of trading account assets and liabilities are recognized in earnings. Deteriorating economic conditions - global, regional, or related to specific issuers - could adversely affect these values.

If available, quoted market prices are generally the best indication of value. If quoted market prices are not available for fixed maturity securities, derivatives or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and maturity of the investment. Alternatively, matrix or model pricing may be used to determine an appropriate fair value. The determination of market or fair value considers various factors, including time value and volatility factors, underlying options, warrants, and derivatives; price activity for equivalent synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivative transaction maintenance costs during the period. Changes in assumptions could affect the fair value of financial instruments and contractual commitments.

In certain situations (primarily equity securities), including thinly traded securities, large block holdings, restricted shares or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For investments that are not publicly traded, estimates of fair value are made based upon review of the investee's financial results, condition and prospects, together with comparisons to similar companies for which quoted market prices are available.

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The nonamortization provisions of the new rules are effective for fiscal years beginning after December 15, 2001, and immediately for any purchase business combinations completed after June 30, 2001.

Based on current levels of goodwill and an evaluation of the Company's intangible assets, which determined that certain intangible assets should be reclassified as goodwill and identified other intangible assets that have indefinite lives, the nonamortization provisions of the new standards will reduce other expense by approximately $151 million and increase net income by approximately $101 million in 2002.

During 2002, the Company will perform the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. It is not expected that there will be a material effect on the consolidated financial statements as a result of these impairment tests.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Under SFAS 144, accounting models are prescribed to measure impairment for long-lived assets to be disposed of by sale and for long-lived assets to be held and used until disposal. Additionally, the presentation of discontinued operations includes more types of disposal transactions. As a result, similar events and circumstances will be accounted for in the same way. However, accrual of future operating losses classified as discontinued will no longer be permitted. The Company adopted SFAS 144 on January 1, 2002 and does not expect it to have a material impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS.

In 2001, the Company recorded net income of $2,627 million compared to $3,032 million and $2,812 million for the years ended December 31, 2000 and 1999, respectively. The decrease reflects a continued market decline in 2001, as well as the impact of the September 11 terrorist attack. Revenues, net of interest expense, were $15.4 billion in 2001 compared to $16.2 billion and $13.8 billion in 2000 and 1999, respectively.

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Net income for 2001 has been reduced by a cumulative after tax loss of $1 million, which relates to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Net income for 1999 included the cumulative effect of a change in accounting principle of $15 million (net of tax benefit of $12 million), which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities. These charges have not been allocated to either of the Company's operating segments.

Principal transactions revenues contributed largely to the decline in revenue in 2001 due to decreases in global equities, commodities and fixed income trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities. Commission revenues declined in 2001 compared to 2000 due to lower over-the-counter ("OTC"), mutual fund and insurance commissions. These decreases were partially offset by a 9% increase in investment banking revenues. This increase is primarily the result of increases in high grade debt, public finance and high yield underwritings, as well as an increase in bank loan fees. These increases were partially offset by declines in equity and unit trust underwriting and merger and acquisition fees. Total expenses decreased 2%, excluding the restructuring charge and the impact of a change in the presentation of intercompany balances and the release of a rent reserve no longer required. This decrease was primarily due to a decrease in compensation and benefits and savings from restructuring actions initiated in the first and second quarters of 2001. The Company continues to maintain tight expense controls.

Revenues increased in all categories in 2000 compared to 1999. Commission revenues increased due to growth in sales of listed and OTC securities and increased mutual fund commissions. Investment banking revenues increased due to growth in equity and high grade debt underwriting and merger and acquisition fees, offset partially by a decline in high yield underwriting. Asset management and administration fees increased due to the corresponding increase in assets under fee-based management. Principal transactions revenue also increased in 2000 compared to 1999 as a result of an increase in global equity trading. The gains were offset to an extent by an increase in total noninterest expense which primarily reflects an increase in production-related compensation and benefits expense reflecting increased revenues. Also contributing to the increase was the acquisition of Schroders PLC in the second quarter of 2000.

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Following is a discussion of the results of operations of the Company's two operating segments, Investment Services and Asset Management.

INVESTMENT SERVICES

   ------------------------------------------------------------------------------------------------------
     Dollars in millions
     For the year ended December 31,                           2001             2000             1999
   ------------------------------------------------------------------------------------------------------
     Revenues:
        Investment banking                                   $ 3,879          $ 3,554           $ 2,969
        Commissions                                            3,608            4,363             3,630
        Asset management and administration fees               2,021            2,151             1,620
        Principal transactions                                 1,793            2,702             2,544
        Other                                                    535              511               274
   ------------------------------------------------------------------------------------------------------
     Total noninterest revenues                               11,836           13,281            11,037
   ------------------------------------------------------------------------------------------------------
        Net interest and dividends                             2,256            1,739             1,610
   ------------------------------------------------------------------------------------------------------
     Revenues, net of interest expense                        14,092           15,020            12,647
   ------------------------------------------------------------------------------------------------------
     Noninterest expenses:
        Operating and administrative expenses                 10,436           10,847             8,950
        Restructuring charge (credit), net                       116               --              (243)
   ------------------------------------------------------------------------------------------------------
     Total noninterest expense                                10,552           10,847             8,707
   ------------------------------------------------------------------------------------------------------
     Income before income taxes and cumulative
        effect of change in accounting principle               3,540            4,173             3,940
   ------------------------------------------------------------------------------------------------------
     Provision for income taxes                                1,262            1,485             1,449
   ------------------------------------------------------------------------------------------------------
     Income before cumulative effect of change
        in accounting principle                              $ 2,278          $ 2,688           $ 2,491
   ------------------------------------------------------------------------------------------------------

The Company's investment services segment recorded income in 2001 of $2.28 billion compared to $2.69 billion and $2.49 billion for the years ended December 31, 2000 and 1999, respectively. Revenues, net of interest expense, decreased 6% in 2001 and increased 19% in 2000.

Investment banking revenues were $3.88 billion in 2001 compared to $3.55 billion in 2000 and $2.97 billion in 1999. The growth in 2001 was the result of increases in high grade debt, public finance and high yield underwritings, as well as an increase in bank loan arrangement fees. The increases were partially offset by declines in equity and unit trust underwritings and merger and acquisition fees. In 2000, the increases reflect growth in equity and high grade debt underwriting and merger and acquisition fees, offset to an extent by a decline in high yield underwriting.

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Commission revenues were $3.6 billion in 2001, compared to $4.4 billion in 2000 and $3.6 billion in 1999. The decline in 2001 was due to lower OTC, mutual fund and insurance commissions due to depressed market conditions. The increase in 2000 reflects growth in sales of listed and OTC securities and an increase in mutual fund commissions.

The investment services segment includes results from assets managed by the Company's Financial Consultants and assets that are managed through the Consulting Group. Asset management and administration fees were $2.02 billion in 2001 compared to $2.15 billion and $1.62 billion in 2000 and 1999, respectively. The decrease in 2001 is primarily the result of a decrease in the average asset levels of certain products compared to the 2000 period. In 2000, assets under fee-based management in these two categories increased significantly compared to the 1999 period, causing the corresponding increase in revenue.

Principal transactions revenue decreased to $1.8 billion in 2001 as the result of decreases in global equities, commodities and fixed income trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities. In 2000, principal transactions revenues increased to $2.7 billion compared to $2.5 billion in 1999, primarily due to an increase in global equity trading. For further information related to principal transactions revenues, see Note 5 to the consolidated financial statements.

Other income was $535 million in 2001, compared to $511 million in 2000, and $274 million in 1999. The increase in 2001 is primarily the result of increased miscellaneous fee revenue. In 2001, this increase was partially offset by the impact of a change in the presentation of intercompany balances that had the effect of reducing other revenue and other expense compared to the prior year periods. The increase in 2000 is due in part to increased revenues from Nikko Salomon Smith Barney Limited, the Company's joint venture with The Nikko Securities Co., Ltd.

Net interest and dividends increased to $2.26 billion in 2001 compared to $1.74 billion and $1.61 billion in 2000 and 1999, respectively. The increase in 2001 was due primarily to widening spreads in fixed income products, particularly mortgage backed securities. In 2000, the increase was the result of increased margin lending to customers.

Total noninterest expenses, excluding the restructuring related items, were $10.4 billion in 2001 compared to $10.8 billion in 2000 and $8.9 billion in 1999. The decrease in 2001 was primarily the result of a decrease in compensation and benefits expense and savings from restructuring actions initiated during the first and second quarters of 2001, as well as tight expense controls. Also contributing to the decrease in 2001 was the impact of a change in the presentation of intercompany balances that had the impact of reducing other revenue and other

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

expense and the release of a rent reserve that was no longer required. The increase in 2000 primarily reflects an increase in production-related compensation and benefits expense, reflecting increased revenues. Also contributing to the increase in expenses was the acquisition of Schroders PLC in the second quarter of 2000. For further discussion of the restructuring related items, net, see Note 3 to the consolidated financial statements.

ASSET MANAGEMENT

   ------------------------------------------------------------------------------------------------------
     Dollars in millions
     For the year ended December 31,                           2001             2000             1999
   ------------------------------------------------------------------------------------------------------
     Revenues:
        Asset management and administration fees              $1,257           $1,171            $1,030
        Net interest and dividends and other revenue              38               51                80
   ------------------------------------------------------------------------------------------------------
     Revenues, net of interest expense                         1,295            1,222             1,110
   ------------------------------------------------------------------------------------------------------
     Noninterest expenses:
        Operating and administrative expenses                    714              649               554
        Restructuring charge                                       1                4                --
   ------------------------------------------------------------------------------------------------------
     Total noninterest expense                                   715              653               554
   ------------------------------------------------------------------------------------------------------
     Income before income taxes and cumulative
        effect of change in accounting principle                 580              569               556
   ------------------------------------------------------------------------------------------------------
     Provision for income taxes                                  230              225               220
   ------------------------------------------------------------------------------------------------------
     Income before cumulative effect of change
        in accounting principle                               $  350           $  344            $  336
   ------------------------------------------------------------------------------------------------------

The asset management segment revenues, net of interest expense, rose 6% to $1.30 billion in 2001 compared to $1.22 billion in 2000 and $1.11 billion in 1999. The primary revenue component for the asset management segment is asset management and administration fees, which were $1.26 billion in 2001 compared to $1.17 billion in 2000 and $1.03 billion in 1999. The 7% and 14% overall increase in 2001 and 2000 fees, respectively, reflects broad growth in all asset management products. Assets under management for the segment increased 12% and 8% in 2001 and 2000, respectively (see table on following page for detail of Salomon Smith Barney Asset Management assets under fee-based management). Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses excluding the restructuring charge were $714 million in 2001 compared to $649 million in 2000 and $554 million in 1999. The 10% increase in 2001 was driven by increases in variable expenses primarily relating to distribution fees. The 17% increase in 2000 reflects continuing investments in the business

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

infrastructure of the asset management segment to support sustained business growth. Other operating and administrative expense also includes amortization of deferred commissions, which relate to the sale of load mutual funds. For further information concerning the restructuring charge, net see Note 3 to the consolidated financial statements.

Total assets under fee-based management were as follows:


   ---------------------------------------------------------------------------------------------------------
     Dollars in billions
     At December 31,                                              2001            2000              1999
   ---------------------------------------------------------------------------------------------------------
     Money market funds                                          $ 97.7          $ 83.0            $ 68.1
     Mutual funds                                                  75.3            68.0              65.6
     Managed accounts                                              93.2            83.4              79.5
     Unit investment trusts held in client accounts                 6.9             9.4              12.9
   ---------------------------------------------------------------------------------------------------------
     Salomon Smith Barney Asset Management                        273.1           243.8             226.1
     Financial Consultant managed accounts*                        54.9            56.2              43.6
     Consulting Group and internally managed assets*              150.2           145.6             126.2
   ---------------------------------------------------------------------------------------------------------
     Total assets under fee-based management                     $478.2          $445.6            $395.9
   ---------------------------------------------------------------------------------------------------------

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        CAPITAL AND LIQUIDITY MANAGEMENT

Management of capital and liquidity is critical to a financial institution such as the Company. It is the policy of the Company to maintain sufficient capital to support all business initiatives and to ensure access to funding under all market conditions. The confidence of creditors and counterparties in the Company's ability to perform pursuant to its contractual obligations is essential to the Company's continued success.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $301 billion at December 31, 2001, an increase from $238 billion at year-end 2000. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $190.6 billion at December 31, 2001. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $15.9 billion at December 31, 2001.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2002. Any borrowings under this facility would mature in May 2004. The Company may borrow under this revolving credit facility at various interest rate options, and

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

compensates the banks for this facility through facility fees. At December 31, 2001, there were no outstanding borrowings under this facility. Under this facility, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 2001, this requirement was exceeded by approximately $4.3 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

Unsecured term debt is a significant component of the Company's long-term capital. Term debt totaled $27.2 billion at December 31, 2001, compared with $20.3 billion at December 31, 2000. The Company utilizes interest rate swaps to convert the majority of its fixed rate term debt used to fund inventory-related working capital requirements into variable rate obligations. Term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts. The average remaining maturity of the Company's term debt was 5.7 years, including pass through entities whose debt of $2.1 billion matures in periods ranging from 2006 to 2097 and are required to be consolidated under generally accepted accounting principles. The average remaining maturity of the Company's term debt excluding these pass through entities was 2.5 years and 3.1 years at December 31, 2001 and 2000, respectively. See Note 8 to the consolidated financial statements for additional information regarding term debt and an analysis of the impact of interest rate swaps on term debt.

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

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that the Company's access to uncollateralized financing is temporarily impaired. The Company's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to unsecured funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the funding options current

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

and in line with market conditions. The management of this plan includes an analysis used to determine the Company's ability to withstand varying levels of stress, including ratings downgrades, which could impact its liquidation horizons and required margins. In addition, the Company monitors its leverage and capital ratios on a daily basis.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs), lines and letters of credit, and loan commitments. The volume and types of our loan commitments and lines and letters of credit are described in the following section of Management's Discussion and Analysis.

SECURITIZATIONS AND SPES

The principal uses of SPEs are to obtain sources of liquidity while reducing credit risk by securitizing the Company's financial assets, to assist our clients in securitizing their financial assets, or to create customized investment products for specific investors.

SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized had the company held on to them, at the same time reducing its credit exposure to the borrowers/issuers of those assets. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt instruments, certificates, commercial paper, and other notes. Investors usually have recourse to the assets in the SPE that is bankruptcy remote, and often benefit from other enhancements, such as excess assets in the SPE, a liquidity facility, or credit insurance. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor's and Moody's Investors Service, than the company could obtain for its own debt issuances, resulting in less expensive financing costs. The cash proceeds from the sale are used for other business purposes. The SPE may also enter into a derivative, typically a swap, in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or alter the credit risk profile of the SPE. The company may be the counterparty to these derivatives transactions. The securitization process enhances the liquidity of the financial markets, spreads credit risk among several market participants, and makes more funds available to extend credit to consumers and commercial entities.

The Company securitizes debt obligations in SPE structures known as collateralized debt obligations (CDOs). A majority of the structures are created on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization structure is finalized. Other CDOs are structured where the debt obligations are purchased directly in the open market or from issuers. Some CDOs have static, unmanaged

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

portfolios of assets, while others have a more actively managed portfolio of financial assets. The Company receives fees for structuring and distributing the CDO securities to investors, but has no ownership interests in the CDOs. During the year ended December 31, 2001, total securitized assets in CDOs amounted to approximately $4.9 billion and the Company earned fees of approximately $95 million.

As to securitizing mortgage loans and agency mortgage securities, the Company is usually one of the transferors that sells the loans to SPEs that are REMIC trusts. The SPEs that hold the underlying assets issue different tranches of pass-through certificates to satisfy the investors' various investment and tax planning objectives. The Company often retains tranches of the trust certificates, some of which entitle but do not obligate the Company to purchase defaulted loans at fair value. The Company does not service the transferred loans and has no other involvement with the SPE subsequent to the sale except for the repurchase obligation under the normal representations and warranties. During the year ended December 31, 2001, securitized mortgage loans and securities totaled $9.4 billion, resulting in a gain of $13 million.

Additionally, securitization SPEs are employed to securitize a variety of financial assets for which the Company was the seller and counterparty to derivatives entered into by the SPEs for the purposes of altering the credit risk contained in the SPE or simply converting cash flows due to the investors. During the year ended December 31, 2001, such securitizations totalled $2.2 billion.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the maturity profile of the Company's contractual long-term debt payments at December 31, 2001:

        -----------------------------------------
          Dollars in millions           Total
        -----------------------------------------
           2002                         $ 5,073
           2003                           8,242
           2004                           5,049
           2005                           2,240
           2006                           2,242
           Thereafter                     4,373
        -----------------------------------------
           Total                        $27,219
        -----------------------------------------

The Company has noncancelable leases covering office space and equipment expiring on various dates through 2016. Presented below is a schedule of minimum future rentals on noncancelable operating leases, net of subleases,

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

as of December 31, 2001. Various leases contain provisions for lease renewals and escalation of rent based on increases in certain costs incurred by the lessors.

        ------------------------------------------
          Dollars in millions              Total
        ------------------------------------------
           2002                          $  220
           2003                             197
           2004                             165
           2005                             136
           2006                             112
           Thereafter                       241
        ------------------------------------------
           Minimum
           future rentals                $1,071
        ------------------------------------------

A summary of the Company's Other Commercial Commitments at December 31, 2001 are as follows:

        ---------------------------------------------------------------------------------
          Other Commercial          Total         Less
             Commitments           Amounts        than        1-3       4-5     Over 5
          (Dollars in millions)   Committed      1 Year      Years     Years     Years
        ---------------------------------------------------------------------------------
           Lines of credit         $  236        $  236       $ --      $ --     $ --
           Guarantees                 856           302        365        --      189
           Loan Commitments         4,344         4,209         14       107       14
        ---------------------------------------------------------------------------------
           Total Commercial
              Commitments          $5,436        $4,747       $379      $107     $203
        ---------------------------------------------------------------------------------

The loan commitments in the above table primarily consist of agreements to deliver secured financing that is more than 100% collateralized by securities issued by G-7 governments or other highly rated securities.

OTHER

HIGH YIELD PORTFOLIO

The Company's activities include trading securities that are less than investment grade, characterized as "high yield." High yield securities include corporate debt, convertible debt, preferred and convertible preferred equity securities, and non-U.S. government debt that are rated lower than "triple B-" by internationally recognized rating agencies, and unrated securities with market yields comparable to entities rated below "triple B-". The Company's trading portfolio of high yield securities owned is carried at market or fair value and totaled $3.6 billion and $3.3 billion at December 31, 2001 and 2000, respectively; the largest high yield exposure to one counterparty was $98 million and $61 million at December 31, 2001 and 2000, respectively.

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

Derivatives are accounted for and settled differently than cash instruments and their use requires special management oversight. Such oversight should ensure that management understands the transactions to which it commits their firm and that the transactions are executed in accordance with sensible corporate risk policies and procedures.

Derivatives activities, like the Company's other ongoing business activities, give rise to market, credit, and operational risks. Market risk represents the risk of loss from adverse market price movements. While market risk relating to derivatives is clearly an important consideration for intermediaries such as the Company, such risk represents only a component of the Company's overall market risk, which arises from activities in non-derivative instruments as well. Consequently, the scope of the Company's market risk management procedures extends beyond derivatives to include all financial instruments and commodities. Credit risk is the loss that the Company would incur if counterparties failed to perform pursuant to their contractual obligations. While credit risk is not a

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

principal consideration with respect to exchange-traded instruments, it is a major factor with respect to non-exchange-traded OTC instruments. Whenever possible, the Company uses industry master netting agreements to reduce aggregate credit exposure. Swap and foreign exchange agreements are documented utilizing counterparty master netting agreements supplemented by trade confirmations. Over the past several years, the Company has enhanced the funding and risk management of its derivatives activities through the increased use of bilateral security agreements. Based on notional amounts, at December 31, 2001 and 2000, approximately 91% of the Company's swap portfolio was subject to the bilateral exchange of collateral. See "Risk Management" for discussions of the Company's management of market, credit, and operational risks.

NATURE AND TERMS OF DERIVATIVE INSTRUMENTS

The Company enters into various bilateral financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward purchase and sale agreements, option contracts and warrants. Transactions are conducted either through organized exchanges or OTC. For a discussion of the nature and terms of these instruments see Note 16 to the consolidated financial statements.

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

NON-TRADING ACTIVITIES

The Company also makes use of financial derivatives for non-trading, or end user, purposes. These instruments include, interest rate swaps, cross-currency swaps and forward currency contracts, which provide the Company with added flexibility in the management of its capital and funding costs. Interest rate swaps are utilized to effectively convert the majority of the Company's fixed-rate term debt to variable-rate obligations. Cross-currency swaps are utilized to effectively convert a portion of its non-U.S. dollar denominated term debt to U.S. dollar denominated obligations. Forward currency contracts are utilized to minimize the variability in equity otherwise attributable to exchange rate movements.

For additional derivatives-related disclosures contained in the consolidated financial statements see the following:

      -     Note 1  - Summary of Significant Accounting Policies

      -     Note 5  - Principal Transactions Revenues

      -     Note 8  - Term Debt

      -     Note 16 - Financial Instruments and Contractual Commitments and
                      Related Risks

      -     Note 17 - Fair Value Information

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 RISK MANAGEMENT

                        ---------------------------------

Effective management of the risks inherent in the Company's businesses is critical. The following section discusses certain of the risks inherent in the Company's businesses, procedures in place to manage such risks, and initiatives underway to continue to enhance the Company's management of risk.

                       ---------------------------------

MARKET RISK

Market risk represents the potential loss or decrease in economic value the Company may incur as a result of absolute and relative price movements in financial instruments, commodities and contractual commitments due to price volatility, changes in yield curves, currency fluctuations and changes in market liquidity. The Company manages aggregate market risk across both on- and off-balance sheet products and, therefore, a separate discussion of market risk for individual products, including derivatives, is not meaningful. See "Risk Management - Credit Risk - Credit Exposure from Derivative Activities."

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

THE COMPANY'S RISK MANAGEMENT CONTROL FRAMEWORK

The Company's risk management control framework is based upon the ongoing participation of senior management and business unit managers and the coordinated efforts of various support units throughout the Company.

The Company's risk management efforts include the establishment of market and credit risk controls, policies and procedures; senior management risk oversight with thorough risk analysis and reporting; and independent risk management with capabilities to evaluate and monitor risk limits.

VALUATION AND CONTROL OF TRADING POSITIONS

With regard to the Company's trading positions (financial instruments, commodities and contractual commitments), the Chairman and Chief Executive Officer determines the desired risk profile of the Company with assistance from

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

the Risk Management Committee. This Committee, chaired by the Chief Risk Officer, is comprised of the Chief Executive Officer, senior business managers, and the Chief Financial Officer and is documented by the Market Risk Officer as Secretary. The Committee reviews appropriate levels of risk, risk capital allocations, balance sheet and regulatory capital usage by business units and overall risk policies and controls. An independent Global Market Risk Management Group provides technical and quantitative analysis of the market risk associated with trading positions to the Chief Risk Officer and the Chief Executive Officer on a frequent basis.

Trading positions are necessary for an active market maker, but can be a major source of liquidity risk. Monitoring the Company's trading inventory levels and composition is the responsibility of the Global Market Risk Management Group and various support units, which monitor trading positions on a position by position level and employ specific risk models to track inventory exposure in credit markets, emerging markets and the mortgage market. Independent oversight of pricing is the responsibility of the Controller's organization, with review by the Risk Management Group. The Company also provides for liquidity risk by imposing markdowns for illiquid concentrated positions. Additionally, inventory event risk, both for issuer credit and emerging markets, is analyzed with the involvement of senior traders, economists and credit department personnel. Market scenarios for the major emerging markets are maintained and updated to reflect the event risk for the emerging market positions. In addition, the Company, as a dealer of securities in the global capital markets, has risk to issuers of fixed income securities for the timely payment of principal and interest. Principal risk is reviewed by the Global Market Risk Management Group, which identifies and reports major risks undertaken by the trading businesses. The Credit Department (the "Department") combines principal risk positions with credit risks resulting from counterparty pre-settlement and settlement risk to review aggregate exposures by counterparty, industry and country.

RISK LIMITS

The Company's trading businesses have implemented business unit limits on exposure to risk factors. These limits, which are intended to enforce the discipline of communicating and gaining approval for higher risk positions are, by policy, set by the Senior Risk Officer. Business units may not exceed these risk limits without prior approval from the Global Market Risk Management Group.

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

VAR is calculated by simulating changes in the key underlying market risk factors (e.g., interest rates, interest rate spreads, equity prices, foreign exchange rates, commodity prices, and option volatilities) to calculate the potential distribution of changes in the market value of the Company's portfolios of market risk sensitive financial instruments.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following table summarizes the Company's VAR at the 99% confidence level as of December 31, 2001 and 2000, along with the 2001 average and the high and low (based on quarter-end VARs). The VAR relating to non-trading financial instruments has been excluded from this analysis.

------------------------------------------------------------------------------------------------------------------------------
RISK EXPOSURES                    December 31,                                                                 December 31,
($ IN MILLIONS)                       2001           2001 Average         2001 High          2001 Low              2000
------------------------------------------------------------------------------------------------------------------------------
Interest rate                        $ 37                $ 41               $ 67               $ 26               $ 35
Equities                                4                   7                 34                  1                  4
Commodities                            14                  12                 21                  6                  6
Currency                               --                   2                  8                 --                  2
Diversification Benefit               (12)                (16)               N/A                N/A                (12)
------------------------------------------------------------------------------------------------------------------------------
Total                                $ 43                $ 46               $ 73               $ 29               $ 35
------------------------------------------------------------------------------------------------------------------------------

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at December 31, 2001, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. Over 200 risk factors are used in the VAR simulations. VAR reflects the risk profile of the Company at December 31, 2001, and is not a predictor of future results.

The following describes the components of market risk:

INTEREST RATE RISK

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. In connection with the Company's dealer and proprietary trading activities, including market-making in OTC derivative contracts, the Company is exposed to interest rate risk arising from changes in the level or volatility of interest rates, mortgage prepayment speeds or the shape and slope of the yield curve. The Company's corporate bond activities expose it to the risk of loss related to changes in credit spreads. When appropriate, the Company attempts to hedge its exposure to interest rate risk by entering into transactions such as interest rate swaps, options, U.S. and non-U.S. government securities and futures and forwards contracts designed to mitigate such exposure.

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

CREDIT RISK

Credit risk represents the loss the Company could incur if a debtor, an issuer or counterparty is unable or unwilling to perform on its commitments, including the timely payment of principal and interest or settlement of swap and foreign exchange transactions, repurchase agreements, securities purchases and sales, and other contractual obligations. The Company's credit risk management process considers the many factors that influence the probability of a potential loss, including, but not limited to, the issuer's or counterparty's financial profile, its business prospects and reputation, the specific terms and duration of the transactions, the pledging of collateral, the exposure of the transactions to market risk, macroeconomic developments and sovereign risk.

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

      - PRE-SETTLEMENT CREDIT RISK: The risk that a counterparty to a forward, derivative or repurchase transaction will default prior to the final cash settlement of the transaction. The magnitude of pre-settlement credit exposure depends on the potential market value of the contracts and on the presence of any legally enforceable risk mitigating agreements that have been entered into, such as netting, margin or an option to early termination.

      For both forms of counterparty credit risk, the Company sets credit limits or requires specific approvals that attempt to anticipate the potential exposure of transactions.

CREDIT RISK MANAGEMENT

The Senior Risk Officer, who is independent of any revenue-generating function, manages a Credit Department, whose professionals assess, approve, monitor, and coordinate the extension of credit on a global basis. In considering such risk, the Department evaluates the risk/return trade-offs as well as current and potential credit exposures to a counterparty or to groups of counterparties that are related because of industry, geographic, or economic characteristics. The Department also has established various credit policies and control procedures used singularly or in combination, depending upon the circumstances.

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

CREDIT EXPOSURE FROM DERIVATIVE ACTIVITIES

The Company's credit exposure for swap agreements, swap options, caps and floors and foreign exchange contracts and options at December 31, 2001, as represented by amounts reported on the Company's consolidated statement of financial condition, are primarily with investment grade counterparties. These amounts do not present potential credit exposure that may result from factors that influence market risk or from the passage of time. Severe changes in market factors may cause credit exposure to increase suddenly and dramatically. Swap agreements, swap options, caps and floors include transactions with both short- and long-term periods of commitment. See Note 16 to the consolidated financial statements for further discussion of credit exposure from derivative activities.

With respect to sovereign risk related to derivatives, credit exposure at December 31, 2001 was primarily to counterparties in the U.S. ($5.2 billion), Germany ($.7 billion), United Kingdom ($.7 billion), France ($.3 billion), Japan ($.1 billion), and Canada ($.1 billion).

OPERATIONAL RISK

As a major intermediary in financial and commodities markets, the Company is directly exposed to market risk and credit risk which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

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

As the preceding risks are largely interrelated, so are the Company's actions to mitigate and manage them. The Company's Chief Administrative Officer is responsible for, among other things, oversight of global operations and technology. Essential elements in mitigating the risks noted above are the optimization of information technology and the ability to manage and implement change. To be an effective competitor in an information-driven business of a global nature requires the development of global systems and databases that ensure increased and more timely access to reliable data.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: weakening global economic conditions, including the performance of global financial markets, and risks associated with fluctuating currency values and interest rates; competitive, regulatory or tax changes that affect the cost of or the demand for the Company's products; the impact of the implementation of new accounting rules; the resolution of legal proceedings and environmental matters; and the ability of the Company generally to achieve anticipated levels of operational efficiencies related to recent mergers and acquisitions, as well as achieving its other cost-savings initiatives. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

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

            See the information contained in the Company's Form 8-K filed on March 29, 2001.

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   Documents filed as a part of the report:

            (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

            (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

            (3)   Exhibits:

                  See Exhibit Index.

      (b)   Reports on Form 8-K:

            On October 18, 2001, the Company filed a Current Report on Form 8-K, dated October 17, 2001, reporting under Item 5 thereof the results of its operations for the three- and nine-month periods ended September 30, 2001 and 2000.

            No other reports on Form 8-K were filed during the fourth quarter of 2001; however, on January 18, 2002, the Company filed a Current Report on Form 8-K, dated January 17, 2002, reporting under Item 5 thereof the results of 2001 and 2000; on January 23, 2002, the Company filed a Current Report on Form 8-K, dated January 17, 2002, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Equity Linked Securities (ELKS) based on the common stock of Cisco Systems, Inc. due January 24, 2003; and on March 19, 2002, the Company filed a Current Report on Form 8-K, dated March 14, 2002, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Equity Linked Securities (ELKS) based on the common stock of Motorola, Inc. due March 20, 2003.

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

23.01+      Consent of KPMG LLP.

23.02+      Consent of PricewaterhouseCoopers LLP.

----------

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

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2002.

                                        SALOMON SMITH BARNEY HOLDINGS INC.
                                        (Registrant)


                                        By: /s/ Michael A. Carpenter
                                           _____________________________________
                                           Michael A. Carpenter, Chairman and
                                             Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March, 2002.

            SIGNATURE                   TITLE


   /s/ Michael A. Carpenter
________________________________        Chairman, Chief Executive Officer
      Michael A. Carpenter              (Principal Executive Officer) and
                                        Director


    /s/ Barbara A. Yastine
________________________________        Chief Financial Officer (Principal
       Barbara A. Yastine               Financial Officer)


       /s/ Michael J. Day
________________________________        Controller (Principal Accounting
         Michael J. Day                 Officer)


     /s/ Deryck C. Maughan
________________________________        Director
        Deryck C. Maughan

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                      PAGE
                                                                      ----
REPORTS OF INDEPENDENT AUDITORS                                        F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Statements of Income for the years ended
     December 31, 2001, 2000 and 1999                                  F-4

    Consolidated Statements of Financial Condition as of
     December 31, 2001 and 2000                                        F-5

    Consolidated Statements of Changes in Stockholder's Equity
     for the years ended December 31, 2001, 2000 and 1999              F-7

    Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999                                  F-8

    Notes to Consolidated Financial Statements                         F-9

QUARTERLY FINANCIAL DATA (UNAUDITED)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder of
Salomon Smith Barney Holdings Inc. and Subsidiaries:

We have audited the accompanying consolidated statement of financial condition of Salomon Smith Barney Holdings Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of financial condition of Salomon Smith Barney Holdings Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the years in the two-year period ended December 31, 2000, were audited by other auditors whose report dated January 16, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Holdings Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of Notes to Consolidated Financial Statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.


(signed) KPMG LLP
New York, New York
January 17, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Salomon Smith Barney Holdings Inc. and Subsidiaries:

In our opinion, the accompanying consolidated statement of financial condition as of December 31, 2000 and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Salomon Smith Barney Holdings Inc. and Subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Salomon Smith Barney Holdings Inc. and Subsidiaries for any period subsequent to December 31, 2000.


(signed) PricewaterhouseCoopers LLP
New York, New York
January 16, 2001

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                                 2001       2000       1999
-------------------------------------------------------------------------------------
Revenues:
   Investment banking                                 $  3,914    $ 3,592   $  3,012
   Commissions                                           3,619      4,375      3,642
   Asset management and administration fees              3,278      3,322      2,650
   Principal transactions                                1,783      2,706      2,562
   Other                                                   543        517        297
-------------------------------------------------------------------------------------
Total noninterest revenues                              13,137     14,512     12,163
-------------------------------------------------------------------------------------
   Interest and dividends                               14,237     16,260     11,275
   Interest expense                                     11,987     14,530      9,681
-------------------------------------------------------------------------------------
Net interest and dividends                               2,250      1,730      1,594
-------------------------------------------------------------------------------------
Revenues, net of interest expense                       15,387     16,242     13,757
-------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                             8,140      8,193      6,847
   Floor brokerage and other production                    697        645        465
   Communications                                          668        648        504
   Occupancy and equipment                                 604        568        447
   Advertising and market development                      360        477        339
   Professional services                                   302        332        259
   Other operating and administrative expenses             379        633        643
   Restructuring charge (credit), net                      117          4       (243)
-------------------------------------------------------------------------------------
Total noninterest expenses                              11,267     11,500      9,261
-------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting principle              4,120      4,742      4,496
Provision for income taxes                               1,492      1,710      1,669
-------------------------------------------------------------------------------------
Income before cumulative effect of change
   in accounting principle                               2,628      3,032      2,827
Cumulative effect of change in accounting principle
   (net of tax benefit of $1 and $12, respectively)         (1)        --        (15)
-------------------------------------------------------------------------------------
Net income                                            $  2,627    $ 3,032   $  2,812
=====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------------------------------------------------------
Dollars in millions
December 31,                                                                             2001                        2000
--------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                                            $  3,018                    $  2,623
Cash segregated and on deposit for Federal and other regulations
   or deposited with clearing organizations                                             5,327                       2,698

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                         $ 94,204                    $ 66,446
   Deposits paid for securities borrowed                                     45,337                      36,790
                                                                           --------                    --------
                                                                                      139,541                     103,236

Financial instruments owned and contractual commitments:
   (Approximately $34 billion and $29 billion were pledged to various parties at December 31, 2001 and  2000, respectively)
      U.S. government and government agency securities                       45,813                      30,219
      Corporate debt securities                                              13,463                      13,035
      Equity securities                                                      10,987                      10,361
      Contractual commitments                                                 9,333                      11,970
      Non-U.S. government and government agency securities                    8,084                       9,827
      Mortgage loans and collateralized mortgage securities                   6,868                       6,021
      Money market instruments                                                4,663                       7,203
      Other financial instruments                                             5,157                       3,123
                                                                           --------                    --------
                                                                                      104,368                      91,759

Receivables:
   Customers                                                                 19,353                      22,793
   Brokers, dealers and clearing organizations                               15,441                       2,542
   Other                                                                      2,793                       2,759
                                                                           --------                    --------
                                                                                       37,587                      28,094

Property, equipment and leasehold improvements, net of
 accumulated depreciation and amortization of  $959 and
 $948, respectively                                                                     1,204                       1,302

Other assets                                                                            9,807                       7,819
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $300,852                    $237,531
==========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------
Dollars in millions, except share data
December 31,                                                                       2001                         2000
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                              $  15,877                     $ 19,191

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                $ 126,118                     $ 88,938
   Deposits received for securities loaned                          13,050                       13,973
                                                                 ---------                     --------
                                                                                139,168                      102,911

Financial instruments sold, not yet purchased, and
   contractual commitments:
   U.S. government and government agency securities                 20,024                       19,710
   Non-U.S. government and government agency securities             14,970                       13,147
   Contractual commitments                                           9,542                       11,917
   Corporate debt securities and other                               6,034                        6,541
   Equity securities                                                 5,670                        3,993
                                                                 ---------                     --------
                                                                                 56,240                       55,308

Payables and accrued liabilities:
   Customers                                                        20,463                       14,960
   Brokers, dealers and clearing organizations                      13,382                        2,313
   Other                                                            16,405                       10,734
                                                                 ---------                     --------
                                                                                 50,250                       28,007
Term debt                                                                        27,219                       20,330

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior subordinated
   debt securities of the Company                                                   400                          745

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
     authorized; 1,000 shares issued and outstanding)                   --                           --
   Additional paid-in capital                                        2,479                        1,854
   Retained earnings                                                 9,224                        9,183
   Accumulated changes in equity from nonowner sources                  (5)                           2
                                                                 ---------                     --------
Total stockholder's equity                                                       11,698                       11,039
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                    $ 300,852                     $237,531
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                                                                                 Changes In
                                                                   Additional                    Equity From         Total
                                                       Common        Paid-In         Retained      Nonowner      Stockholder's
Dollars in millions                                     Stock        Capital         Earnings       Sources         Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                            $  --        $ 1,589         $ 7,159         $  20         $  8,768
Net income                                                                             2,812                          2,812
Common dividends                                                                      (2,285)                        (2,285)
Other capital transactions                                                37                                             37
Net change in cumulative translation adjustments                                                        (6)              (6)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                               --          1,626           7,686            14            9,326
Net income                                                                             3,032                          3,032
Common dividends                                                                      (1,535)                        (1,535)
Other capital transactions                                               228                                            228
Net change in cumulative translation adjustments                                                       (12)             (12)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                               --          1,854           9,183             2           11,039
Net income                                                                             2,627                          2,627
Common dividends                                                                      (2,586)                        (2,586)
Other capital transactions                                               625                                            625
Net change in cumulative translation adjustments                                                        (7)              (7)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                            $  --        $ 2,479         $ 9,224         $  (5)        $ 11,698
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                                                         2001        2000        1999
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                   $  2,627    $  3,032    $  2,812
 Deferred income tax provision/(benefit)                                           (31)        415           7
 Depreciation and amortization                                                     522         472         372
---------------------------------------------------------------------------------------------------------------
 Net income adjusted for noncash items                                           3,118       3,919       3,191
---------------------------------------------------------------------------------------------------------------
(Increase) decrease in operating assets -
 Cash segregated and on deposit for Federal and other regulations or
  deposited with clearing organizations                                         (2,629)       (277)        (63)
 Collateralized short-term financing agreements                                (36,305)      9,040     (22,034)
 Financial instruments owned and contractual commitments                       (12,609)    (14,847)      9,969
 Receivables                                                                    (9,493)      5,136      (1,662)
 Other assets                                                                   (2,064)     (1,586)       (851)
---------------------------------------------------------------------------------------------------------------
 Increase in operating assets                                                  (63,100)     (2,534)    (14,641)
---------------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
 Collateralized short-term financing agreements                                 36,257      14,751      17,344
 Financial instruments sold, not yet purchased, and contractual commitments        932      (8,547)     (3,330)
 Payables and accrued liabilities                                               22,318      (5,198)     (1,958)
---------------------------------------------------------------------------------------------------------------
 Increase in operating liabilities                                              59,507       1,006      12,056
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                                   (475)      2,391         606
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net increase (decrease) in commercial paper and other short-term borrowings    (3,314)        489       2,332
 Proceeds from issuance of term debt                                            13,139       7,358       3,981
 Term debt maturities and repurchases                                           (5,697)     (5,257)     (5,072)
 Dividends paid                                                                 (2,660)     (1,202)     (2,285)
 Repayment of mandatorily redeemable securities of subsidiary trusts              (345)         --          --
 Other capital transactions                                                        203          89          37
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                  1,326       1,477      (1,007)
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of subsidiaries and affiliates                                         (198)     (2,250)         --
 Property, equipment and leasehold improvements, net                              (258)       (619)       (236)
---------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                 (456)     (2,869)       (236)
---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   395         999        (637)
Cash and cash equivalents at beginning of year                                   2,623       1,624       2,261
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $  3,018    $  2,623    $  1,624
===============================================================================================================

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes in 2001, 2000 and 1999.

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments and contractual commitments, the outcome of litigation, realization of deferred tax assets and other matters that affect the reported amounts and disclosures of contingencies in the consolidated financial statements, may vary from actual results.

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

For the twelve months ended December 31, 2001, hedge ineffectiveness resulting from designating interest rate swaps as fair value hedges of fixed rate term debt was reported in the consolidated statement of income in "Other revenue" and was not material.

For the twelve months ended December 31, 2001, hedges of net investments in foreign operations were considered effective and the gain of $73 million that pertained to the designated hedging instruments was included in cumulative translation adjustments, a component of "Accumulated changes in equity from nonowner sources" in the consolidated statement of financial condition.

The Company adopted SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board ("FASB") Statement No. 125 ("SFAS 140"), as of December 31, 2000 for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. Other remaining provisions of SFAS 140 that affect transfers and servicing of financial assets and extinguishments of liabilities were adopted on April 1, 2001. Adoption of SFAS 140 did not result in a material impact on the Company's financial statements.

During 1999, the Company recorded the cumulative effect of change in accounting principle of $15 million (net of tax benefit of $12 million) which relates to the write-off of certain capitalized closed-end fund distribution costs in connection with the adoption of AICPA Statement of Position 98-5, Reporting on the Cost of Start-Up Activities.

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

It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or reduction in the loan balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Reverse repurchase and repurchase agreements are reported net by counterparty, when applicable, pursuant to the provisions of FASB Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, reverse repurchase agreements totaled $145.6 billion and $115.5 billion at December 31, 2001 and 2000, respectively.

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

FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS Financial instruments and contractual commitments (also referred to as "derivatives" or "derivative instruments"), including derivatives used for trading purposes, are recorded at either market value or, when market prices are not readily available, fair value, which is determined under an alternative approach, such as matrix or model pricing. The determination of market or fair value considers various factors, including: closing exchange or over-the-counter ("OTC") market price quotations; time value and volatility factors underlying options, warrants and contractual commitments; price activity for equivalent or synthetic instruments in markets located in different time zones; counterparty credit quality; and the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions. Financial instruments and contractual commitments include related accrued interest or dividends.

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

DERIVATIVE INSTRUMENTS

Derivatives Used for Trading Purposes

Derivatives used for trading purposes include interest rate, equity, currency and commodity swap agreements, swap options, caps and floors, options, warrants and financial and commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued, are reported as liabilities in "Contractual commitments." Cash collateral received in connection with interest rate swaps totaled $4,086 million and $2,524 million at December 31, 2001 and 2000, respectively, and cash collateral paid totaled $5,313 million and $3,645 million, respectively. Revenues generated from derivative instruments used for trading purposes are reported as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

Margin on futures contracts is included in "Receivables - Brokers, dealers and clearing organizations" and "Payables and accrued liabilities - Brokers, dealers and clearing organizations."

Derivatives Used for Non-Trading Purposes

The Company uses interest rate swaps to effectively convert the majority of its fixed rate term debt to variable rate term debt. Certain interest rate swap transactions have been designated as fair value hedges under SFAS 133. Where such designations have been made, the changes of the fair value of the swaps and the gain or loss on the hedged term debt are recorded currently in income. To the extent that these two amounts do not offset, hedge ineffectiveness is therefore deemed to result and is recognized in income. The Company monitors the effectiveness of interest swaps designated as hedges on a daily basis.

Upon early termination of a designated hedging relationship, hedge accounting will cease. Derivatives previously designated are then marked to market in earnings with no offset of fair value changes from the hedged debt.

See Notes 8 and 16 to the consolidated financial statements for a further discussion of the use of interest rate swaps for non-trading purposes.

The Company also designates forward currency contracts and non-U.S. dollar term debt issued by the Company as hedges of net investments in certain subsidiaries with functional currencies other than the U.S. dollar. To the extent that the hedge is effective, the impact of marking the forward contracts to prevailing forward rates and the impact of revaluing non-U.S. dollar

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term debt to prevailing exchange rates, both net of the related tax effects, are included in cumulative translation adjustments to offset the impact of translating the investments being hedged. The Company monitors the effectiveness of forward currency contracts designated as hedges at least quarterly.

See Note 8 to the consolidated financial statements for a further discussion of the use of forward currency contracts for non-trading purposes.

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

INTANGIBLE ASSETS The excess of purchase price over fair value of net assets acquired, which amounted to $1,400 million at December 31, 2001, was amortized during 2001 over periods ranging from 14 to 28 years. Additionally, the Company amortized other intangible assets, which are included in "Other assets," on a straight-line basis during 2001 over periods ranging from 3 to 13 years. (See New Accounting Pronouncements section for discussion of SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which became effective January 1, 2002.)

New Accounting Pronouncements

In July 2001, FASB issued SFAS No. 141 and SFAS No. 142, which require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The nonamortization provisions of the new rules are effective for fiscal years beginning after December 15, 2001, and immediately for any purchase business combinations completed after June 30, 2001.

Based on current levels of goodwill and an evaluation of the Company's intangible assets, which determined that certain intangible assets should be reclassified as goodwill and identified other intangible assets that have indefinite lives, the nonamortization provisions of the new standards will reduce other expense by approximately $151 million and increase net income by approximately $101 million in 2002.

During 2002, the Company will perform the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. It is not expected that there will be a material effect on the consolidated financial statements as a result of these impairment tests.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Under SFAS 144, accounting models are prescribed to measure impairment for long-lived assets to be disposed of by sale and for long-lived assets to be held and used until disposal. Additionally, the presentation of discontinued operations includes more types of disposal transactions. As a result, similar events and circumstances will be accounted for in the same way. However, accrual of future operating losses classified as discontinued will no longer be permitted. The Company adopted SFAS 144 on January 1, 2002 and does not expect it to have a material impact on the Company's consolidated financial statements.

NOTE 2. EVENTS OF SEPTEMBER 11

As a result of the September 11 terrorist attack, the Company experienced a disruption in business, as well as significant property loss. The Company and its Parent, Citigroup, are insured against certain of these losses. The Company has recorded insurance recoveries only up to the net book value of the assets written off. These items were recorded in the consolidated statement of income in "Other operating and administrative expenses." The Company recorded a receivable of $199 million relating to these insurance recoveries. Through December 31, 2001, the Company has received $82 million in insurance recoveries. The Company believes the entire balance of the receivable will be collected. Additional insurance recoveries will be booked when they are realized.

NOTE 3. RESTRUCTURING CHARGE (CREDIT), NET

During 2001, the Company recorded restructuring charges totaling $117 million ($70 million after tax) for severance and related costs associated with the reduction of staffing in certain businesses. These amounts apply to the involuntary termination of approximately 2,000 employees (90% located in the United States and 10% overseas) and are expected to be fully paid out by the end of 2002. The charges are net of a reversal of $18 million ($11 million after tax) which relates to the accrual in the first quarter of severance and other related costs associated with the reduction of staffing in certain businesses which were subsequently sold. These related costs will not be borne by the Company due to the sale which closed in the third quarter of 2001. At December 31, 2001, the remaining restructuring reserve balance of $18 million is included in the consolidated statement of financial condition in "Payables and accrued liabilities-other".

In the fourth quarter of 2000, the Company booked a restructuring charge of $4 million ($2 million after tax). This primarily related to severance issues resulting from the consolidation and discontinuance of certain asset management businesses and is expected to be fully charged off in 2002. At December 31, 2001, the restructuring reserve balance of $1 million is included in the consolidated statements of financial condition in "Payables and accrued liabilities - Other."

During 1999, the Company recorded an adjustment of $214 million ($126 million after tax) to the restructuring charge related to the November 1997 merger of Salomon Inc and Smith Barney Holdings Inc. The adjustment related primarily to

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Seven World Trade Center lease due to the October 1998 merger of Travelers Group Inc. and Citicorp. At December 31, 1999, this reserve had been fully charged off.

During 1999, the Company recorded an adjustment of $30 million ($16 million after tax) to the restructuring reserve which was recorded in 1998 and related to the merger of Travelers Group Inc. and Citicorp. This adjustment related primarily to severance issues. At December 31, 1999, this reserve had been fully charged off.

NOTE 4. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

--------------------------------------------------------------------------------
Dollars in Millions
Year Ended December 31,                              2001       2000       1999
--------------------------------------------------------------------------------
Net income                                        $ 2,627    $ 3,032    $ 2,812
Other changes in equity from non-owner sources         (7)       (12)        (6)
================================================================================
Total comprehensive income                        $ 2,620    $ 3,020    $ 2,806
================================================================================

NOTE 5. PRINCIPAL TRANSACTIONS REVENUES

The following table presents principal transactions revenues by business activity for the years ended December 31, 2001, 2000 and 1999:

--------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                             2001        2000        1999
--------------------------------------------------------------------------------
Fixed income                                      $1,008      $1,208      $1,378
Equities                                             700       1,243         954
Commodities                                           39         224         192
Other                                                 36          31          38
--------------------------------------------------------------------------------
Total principal transactions revenues             $1,783      $2,706      $2,562
================================================================================

FIXED INCOME Fixed income revenues include realized and unrealized gains and losses arising from the proprietary and customer trading of government and government agency securities, investment and non-investment grade corporate debt, municipal securities, preferred stock, mortgage securities (primarily U.S. government agencies, including interest only and principal only strips), and emerging market fixed income securities and derivatives. Revenues also include realized and unrealized gains and losses generated from a variety of fixed income securities utilized in arbitrage strategies for the Company's own account, and realized and unrealized gains and losses arising from the spot and forward trading of currencies and exchange-traded and OTC currency options. In 1999, the Company restructured and significantly decreased the risk profile of the global fixed income arbitrage groups because of lessening profit opportunities and growing risk and

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

volatility. Realized and unrealized gains and losses resulting from changes in the market or fair value of options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, options and forward contracts on fixed income securities are reflected as fixed income revenue.

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

NOTE 6. SEGMENT INFORMATION

The Company's reportable segments include investment services and asset management. The investment services segment includes investment banking and trading, and retail brokerage as well as related derivative and commodity trading. The Company's global investment banking services encompass a full range of capital market activities, including the underwriting and distribution of debt and equity securities for United States and foreign corporations and for state, local and other governmental and government sponsored authorities. Investment services executes securities and commodities futures brokerage transactions on all major exchanges on behalf of its customers and its own account. Investment services engages in principal transactions in fixed income securities and is a major participant in the OTC market for various derivative instruments. The segment earns commissions as a broker for its clients in the purchase and sale of securities. Investment services also generates revenue from fees received from the internal management of client assets by financial consultants, as well as client assets managed externally through the segment's Consulting Group. The asset management segment provides discretionary and non-discretionary asset management services to a wide array of mutual funds and institutional and individual investors, with respect to domestic and foreign equity and debt securities, municipal bonds, money market instruments and related options and futures contracts. The segment receives ongoing fees, generally determined as a percentage of the client's assets, from asset management clients.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment data presented includes the allocation of all corporate overhead to each segment. Intersegment revenue and expense are eliminated between segments. Information concerning operations in the Company's segments of business is as follows:

--------------------------------------------------------------------------------
Year ended December 31,
Dollars in millions                                2001       2000        1999
--------------------------------------------------------------------------------
Noninterest revenues:
  Investment Services                         $  11,836   $ 13,281    $ 11,037
  Asset Management                                1,301      1,231       1,126
--------------------------------------------------------------------------------
Total                                            13,137   $ 14,512    $ 12,163
================================================================================
Net interest and dividends:
  Investment Services                         $   2,256   $  1,739    $  1,610
  Asset Management                                   (6)        (9)        (16)
--------------------------------------------------------------------------------
Total                                             2,250      1,730    $  1,594
================================================================================
Income before cumulative effect of change in
  accounting principle:
  Investment Services                         $   2,278   $  2,688    $  2,491
  Asset Management                                  350        344         336
--------------------------------------------------------------------------------
Total                                             2,628   $  3,032    $  2,827
================================================================================
Year-end total assets:
  Investment Services                         $299,213    $236,009    $219,420
  Asset Management                               1,639       1,522       1,461
--------------------------------------------------------------------------------
Total                                         $300,852    $237,531    $220,881
================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's operations by geographic areas which are determined principally by the respective legal jurisdictions of SSBH's subsidiaries. Substantially all amounts for the asset management segment are included in North America. For purposes of this disclosure, North America consists of the United States and Canada; Europe primarily consists of the United Kingdom and Germany; and Asia and other primarily consists of Japan, Hong Kong and Australia. Because of the global nature of the markets in which the Company competes and the integration of the Company's worldwide business activities, the Company believes that amounts determined in this manner are not particularly useful in understanding its business.

                                                     Income Before Income
                                    Revenues         Taxes and Cumulative
                                 Before Interest     Effect of Change in
Dollars in millions                  Expense         Accounting Principle    Total Assets
-----------------------------------------------------------------------------------------
Year Ended December 31, 2001
   North America                     $22,701                $3,834             $243,839
   Europe                              4,221                   196               54,061
   Asia and other                        452                    90                2,952
-----------------------------------------------------------------------------------------
Consolidated                         $27,374                $4,120             $300,852
=========================================================================================
Year Ended December 31, 2000
   North America                     $26,050                $4,266             $185,181
   Europe                              4,245                   413               49,463
   Asia and other                        477                    63                2,887
-----------------------------------------------------------------------------------------
Consolidated                         $30,772                $4,742             $237,531
=========================================================================================
Year Ended December 31, 1999
   North America                     $20,006                $4,074             $174,323
   Europe                              2,945                   344               42,871
   Asia and other                        487                    78                3,687
-----------------------------------------------------------------------------------------
Consolidated                         $23,438                $4,496             $220,881
=========================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Information regarding the Company's short-term borrowings used to finance operations, including the securities settlement process, is presented below. Average balances were computed based on month-end outstanding balances.

--------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                                         2001       2000
--------------------------------------------------------------------------------
Bank borrowings:
   Balance at year-end                                       $ 1,524    $ 1,275
   Weighted average interest rate                               3.4%       5.2%
   Annual averages--
     Amount outstanding                                      $ 1,491    $ 1,123
     Weighted average interest rate                             4.2%       4.7%
   Maximum amount outstanding at any month-end               $ 2,252    $ 1,675
--------------------------------------------------------------------------------
Commercial paper:
   Balance at year-end                                       $13,858    $16,705
   Weighted average interest rate                               1.9%       6.6%
   Annual averages--
     Amount outstanding                                      $13,019    $16,186
     Weighted average interest rate                             3.9%       6.4%
   Maximum amount outstanding at any month-end               $17,266    $18,999
--------------------------------------------------------------------------------
Other short-term borrowings:
   Balance at year-end                                       $   495    $ 1,211
   Weighted average interest rate                               5.6%       5.9%
   Annual averages--
     Amount outstanding                                      $ 1,321    $   928
     Weighted average interest rate                             4.1%       5.5%
   Maximum amount outstanding at any month-end               $ 3,211    $ 1,266
================================================================================
   Total commercial paper and other short term borrowings    $15,877    $19,191
================================================================================

Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in various currencies including Japanese yen, German mark, and U.K. sterling. All of the Company's commercial paper outstanding at December 31, 2001 and 2000 were U.S. dollar denominated. Also included in short-term borrowings are deposit liabilities and other short-term obligations.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks that terminates in May 2002. Any borrowings under this facility would mature in May 2004. The Company may borrow under its revolving credit facility at various interest rate options (LIBOR or base rate) and compensates the banks for the facility through facility fees. Under this facility, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 2001, this requirement was exceeded by $4.3 billion. At December 31, 2001, there were no outstanding borrowings under this facility. In addition, the Company also has substantial borrowing

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

NOTE 8. TERM DEBT

Term debt consists of issues with original maturities in excess of one year. Certain issues are redeemable, in whole or in part, at par or at premiums prior to maturity.

------------------------------------------------------------------------------------------------------------------------
                                    Fixed Rate
                                   Obligations    Fixed Rate   Total Fixed
                                    Swapped to   Obligations       Rate      Variable Rate       Total           Total
Dollars in millions                  Variable    Not Swapped   Obligations   Obligations *   Dec. 31, 2001   Dec. 31, 2000
--------------------------------------------------------------------------------------------------------------------------
U.S. dollar denominated:
Salomon Smith Barney Holdings
  Inc. (SSBH)                        $ 8,907         $325        $ 9,232        $10,715         $19,947         $16,099
Subsidiaries                              --           --             --          2,750           2,750             688
--------------------------------------------------------------------------------------------------------------------------
U.S. dollar denominated                8,907          325          9,232         13,465          22,697          16,787
--------------------------------------------------------------------------------------------------------------------------
Non-U.S. dollar denominated:
Salomon Smith Barney Holdings
  Inc. (SSBH)                          1,507           --          1,507          2,513           4,020           2,864
Subsidiaries                             435           10            445             57             502             679
--------------------------------------------------------------------------------------------------------------------------
Non-U.S. dollar denominated            1,942           10          1,952          2,570           4,522           3,543
--------------------------------------------------------------------------------------------------------------------------
Term debt                            $10,849         $335        $11,184        $16,035         $27,219         $20,330
==========================================================================================================================

* Certain equity-linked and indexed instruments are included in variable rate obligations.

The maturity structure of the Company's term debt was as follows at December 31, 2001:

--------------------------------------------------------------------------------
                              Salomon Smith Barney
                                 Holdings Inc.
Dollars in millions                  (SSBH)         Subsidiaries          Total
--------------------------------------------------------------------------------
  2002                              $ 4,998            $   75            $ 5,073
  2003                                8,013               229              8,242
  2004                                4,694               355              5,049
  2005                                2,123               117              2,240
  2006                                2,033               209              2,242
  Thereafter                          2,106             2,267              4,373
--------------------------------------------------------------------------------
  Total                             $23,967            $3,252            $27,219
================================================================================

The Company issues U.S. dollar and non-U.S. dollar denominated fixed and variable rate term debt. The contractual interest rates on fixed rate debt ranged from .45% (Japanese yen denominated) to 9.13% (U.S. dollar denominated) at December 31, 2001 and .42% (Japanese yen denominated) to 9.50% (U.S. dollar denominated) at December 31, 2000. The weighted average contractual rate on total fixed rate term debt (both U.S. dollar denominated and non-U.S. dollar denominated) was 5.88% at December 31, 2001 and 6.42% at December 31, 2000. The Company utilizes interest rate swap agreements to

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

convert most of its fixed rate term debt to variable rate obligations. The maturity structure of the swaps generally corresponds with the maturity structure of the debt being hedged.

The Company's non-U.S. dollar fixed and variable rate term debt includes Euro, Japanese yen, U.K. sterling, French franc, German mark, Portuguese escudos, Brazilian real, and, consequently, bears a wide range of interest rates.

At December 31, 2001, the Company had outstanding approximately $4.5 billion of non-U.S. dollar denominated term debt, which included $2.0 billion of Japanese yen denominated, $1.8 billion of EURO denominated, and $.4 billion of U.K. sterling denominated. Of the $4.5 billion, approximately $.5 billion of SSBH non-U.S. dollar denominated debt has been designated as a hedge of investments in subsidiaries with functional currencies other than the U.S. dollar. Another $1.7 billion of SSBH debt has been effectively converted to U.S. dollar denominated obligations using cross-currency swaps. The remaining $2.3 billion is used to finance other non-U.S. denominated assets.

The following table summarizes the significant components of the Company's fixed rate term debt that is swapped to variable rate obligations at December 31, 2001 and 2000.

                                                   2001                                              2000
                               ---------------------------------------------   -----------------------------------------------
                                            Contractual                                       Contractual
                                             Weighted                                          Weighted
                                           Average Fixed    Weighted Average                 Average Fixed    Weighted Average
                                              Rate on       Variable Rate on                    Rate on       Variable Rate on
                               Principal   Swapped Fixed      Swapped Term     Principal     Swapped Fixed      Swapped Term
(Dollars in millions)           Balance    Rate Term Debt         Debt          Balance      Rate Term Debt         Debt
------------------------------------------------------------------------------------------------------------------------------
U.S. dollar denominated         $8,907          6.4%              3.7%          $6,595            6.8%              6.9%
Japanese yen swapped to
   U.S. dollar denominated         615          3.0               1.9              139            3.2               7.1
Japanese yen denominated           611          1.0                .3              452            1.1                .7
Euro denominated                   413          7.0               3.5               12            3.0               3.4
French francs swapped to
   U.S. dollar denominated         136          5.4               3.0              143            5.4               7.4
U.K. sterling denominated          113          7.8               5.0              112            7.8               6.7
------------------------------------------------------------------------------------------------------------------------------

The interest rates on variable rate term debt ranged from .14% (Japanese yen denominated) to 20.00% (Brazilian real denominated) at December 31, 2001 and ..25% (U.S. dollar denominated ) to 10.97% (Italian lira denominated) at December 31, 2000. The weighted average contractual rates on total variable rate term debt (both U.S. dollar denominated and non-U.S. denominated) was 3.23% and 5.80% at December 31, 2001 and 2000, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant components of the Company's variable rate term debt that is swapped at December 31, 2001 and 2000:

                                                    2001                                              2000
                               ----------------------------------------------   -----------------------------------------------
                                            Contractual                                          Contractual
                                              Weighted                                            Weighted
                                           Average Rate on        Weighted                     Average Rate on       Weighted
                                             Swapped          Average Variable                     Swapped       Average Variable
                               Principal    Variable Rate     Rate on Swapped      Principal    Variable Rate     Rate on Swapped
(Dollars in millions)           Balance       Term Debt         Term Debt           Balance     Rate Term Debt      Term Debt
-------------------------------------------------------------------------------------------------------------------------------
U.S. dollar denominated         $2,033           4.7%              3.4%             $2,553           4.9%              6.7%
Japanese yen swapped to
   U.S. dollar denominated         293            .4               2.1                  12            .2               6.7
U.K. sterling swapped to
   U.S. dollar denominated         185           4.7               2.7                 186           6.5               7.1
U.K. sterling denominated          126           1.4               4.2                 456           4.7               6.5
Euro swapped to
   U.S. dollar denominated         224           5.1               2.4                 213           4.8               6.8
Italian lira swapped to
   U.S. dollar                     117           2.4               2.3                 157           2.1               6.9
German mark swapped to U.S.
   dollar denominated               --            --                --                 144           5.6               7.3
-------------------------------------------------------------------------------------------------------------------------------

Term debt includes subordinated debt, which totaled $124 million at December 31, 2001 and $167 million at December 31, 2000. At December 31, 2001 and 2000, subordinated debt included approximately $5 million of convertible restricted notes, convertible at the rate of $4.10 per share into 1,116,769 shares of Citigroup common stock. At December 31, 2001, the Company had outstanding $4.2 billion of term debt for which the principal repayment is linked to the performance of various indices (including industry baskets of stocks) or equity securities of unaffiliated issuers.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit agreement with unaffiliated banks that terminates in May 2002. Any borrowings under this facility would mature in May 2004. The Company may borrow under its revolving credit facility at various interest rate options (LIBOR or base rate) and compensates the banks for the facility through facility fees. At December 31, 2001, there were no outstanding borrowings under this facility. Under this facility the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 2001, this requirement was exceeded by $4.3 billion.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LEASE COMMITMENTS

The Company has noncancelable leases covering office space and equipment expiring on various dates through 2016. Presented below is a schedule of minimum future rentals on noncancelable operating leases, net of subleases, as of December 31, 2001. Various leases contain provisions for lease renewals and escalation of rent based on increases in certain costs incurred by the lessors.

--------------------------------------------------------------------------------
Dollars in millions
--------------------------------------------------------------------------------
   2002                                                                   $  220
   2003                                                                      197
   2004                                                                      165
   2005                                                                      136
   2006                                                                      112
   Thereafter                                                                241
--------------------------------------------------------------------------------
Minimum future rentals                                                    $1,071
================================================================================

Rent expense under operating leases totaled $425 million, $367 million, and $291 million for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 10. MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

SSBH formed two statutory business trusts under the laws of the state of Delaware that exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the trust securities in subordinated debt securities of SSBH (in the case of SI Financing Trust I) and junior subordinated deferrable interest debt securities of SSBH (in the case of SSBH Capital I); and
(iii) engaging in only those activities necessary or incidental thereto. These subordinated debt securities and the related income effects are eliminated in the consolidated financial statements. Distributions on the mandatorily redeemable securities of subsidiary trusts below have been classified as interest expense in the consolidated statement of income.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the financial structure of SSBH's subsidiary trusts:

--------------------------------------------------------------------------------
                                              SI Financing            SSBH
                                                Trust I            Capital I
================================================================================
Trust Securities:
   Issuance date                                 July 1996         January 1998
   Securities issued                            13,800,000           16,000,000
   Liquidation preference per security                 $25                  $25
   Liquidation value (in millions)                    $345                 $400
   Coupon rate                                        9.25%                7.20%
   Distributions payable                         Quarterly            Quarterly
   Distributions guaranteed by                        SSBH                 SSBH

Common securities issued to SSBH                   426,800              494,880

Subordinated Debt Securities:
   Amount owned (in millions)                         $356                 $412
   Coupon rate                                        9.25%                7.20%
   Interest payable                              Quarterly            Quarterly
   Maturity date                             June 30, 2026     January 28, 2038
   Redeemable by issuer on or after          June 30, 2001     January 28, 2003
================================================================================

SI Financing Trust was liquidated by the Company on June 30, 2001.

NOTE 11. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:

                                                                                                                        Excess over
Dollars in millions                                                                                 Net Capital           minimum
Subsidiary                                                  Jurisdiction                           or equivalent        requirement
-----------------------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc.                U.S. Securities and Exchange Commission Uniform Net
                                                      Capital Rule (Rule 15c3-1)                       $3,474              $3,014

Salomon Brothers International Limited      United Kingdom's Financial Services Authority              $2,757              $  768
-----------------------------------------------------------------------------------------------------------------------------------

Advances, dividend payments and other equity withdrawals from regulated subsidiaries are restricted by the regulations of the U.S. Securities and Exchange Commission, the New York Stock Exchange and other regulatory agencies and by certain covenants contained in the Company's revolving credit facilities. See Notes 7 and 8 to the consolidated financial statements. These restrictions may limit the amounts that these subsidiaries pay as dividends or advances to the Company.

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At December 31, 2001, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company participates in defined benefit pension plans through Citigroup that cover certain U.S. and non-U.S. employees. These plans resulted in expenses of $42 million, $40 million, and $41 million in 2001, 2000, and 1999, respectively.

The Company has defined contribution employee savings plans through Citigroup covering certain eligible employees. The costs relating to these plans were $7 million, $4 million, and $7 million in 2001, 2000, and 1999, respectively.

HEALTH CARE AND LIFE INSURANCE

The Company participates in various benefit plans through Citigroup which provide certain health care and life insurance benefits for its active employees, qualifying retired U.S. employees and certain non-U.S. employees who reach the retirement criteria specified by the various plans. At December 31, 2001, there were approximately 35,200 active and 1,800 retired employees eligible for such benefits.

Expenses recorded for health care and life insurance benefits from continuing operations were $129 million, $100 million, and $123 million in 2001, 2000, and 1999, respectively.

EMPLOYEE INCENTIVE PLANS

STOCK OPTION PLANS

The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options to purchase Citigroup common stock to officers and key employees. SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards is not included in expense, SFAS 123 requires disclosure of net income, on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options. Had the Company applied SFAS 123 in accounting for stock options, net income would have been reduced by $189 million, $194 million, and $114 million in 2001, 2000, and 1999, respectively.

The following assumptions were used to calculate the effect of SFAS 123:

--------------------------------------------------------------------------------
Assumptions                                    2001          2000          1999
--------------------------------------------------------------------------------
  Expected volatility                         38.6%         40.8%         46.0%
  Risk-free interest rate                     4.66%         6.19%         5.08%
  Expected annual dividends per share         $0.92         $0.76         $0.63
  Expected annual forfeiture rate                5%            5%            5%
--------------------------------------------------------------------------------

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTRICTED STOCK PLANS

The Company has various restricted stock plans through Citigroup, including the Capital Accumulation Plan, under which stock of Citigroup is issued in the form of restricted stock to participating officers and employees. The restricted stock generally vests after a two- or three-year period. Except under limited circumstances, during the vesting period the stock cannot be sold or transferred by the participant, who is required to render service during the vesting period. Certain participants may elect to receive part of their awards in restricted stock and part in stock options. Unearned compensation associated with the restricted stock grants is included in "Other assets" in the consolidated statement of financial condition and represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. These plans resulted in expenses of $873 million, $619 million, and $362 million for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 13. INCOME TAXES

Under income tax allocation agreements with Citigroup, the Company's U.S. federal, state and local income taxes are provided on a separate return basis and are subject to the utilization of tax attributes in Citigroup's consolidated income tax provision. Under the tax sharing agreement with Citigroup, the Company remits its current tax liabilities to Citigroup throughout the year except for certain liabilities expected to be payable as a separate taxpayer.

The components of income taxes reflected on the consolidated statements of income are:

Dollars in millions
Year Ended December 31,                            2001        2000        1999
--------------------------------------------------------------------------------
Current tax provision:
   U.S. federal                                  $1,108      $1,064      $1,302
   State and local                                  265         129         192
   Non-U.S                                          150         102         168
--------------------------------------------------------------------------------
    Total current tax provision                   1,523       1,295       1,662
--------------------------------------------------------------------------------
Deferred tax provision/(benefit):
   U.S. federal                                     (13)        331          22
   State and local                                  (18)         57          --
   Non-U.S                                           --          27         (15)
--------------------------------------------------------------------------------
    Total deferred tax provision/(benefit)          (31)        415           7
--------------------------------------------------------------------------------
Provision for income taxes                       $1,492      $1,710      $1,669
================================================================================

Under SFAS 109, Accounting for Income Taxes, temporary differences between recorded amounts and the tax bases of assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2001 and December 31, 2000, respectively, the Company's consolidated statements of financial condition included net deferred tax assets of $922 million and $899 million, comprised of the following:

---------------------------------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                                                                2001         2000
---------------------------------------------------------------------------------------------------------
Deferred tax assets:
      Employee benefits and deferred compensation                                    $1,363       $1,230
      U.S. taxes provided on the undistributed earnings of non-U.S subsidiaries          40          100
      Cumulative translation adjustments                                                 15           34
      Other deferred tax assets                                                         311          314
---------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                             1,729        1,678
---------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
      Intangible assets                                                                (314)        (329)
      Investment position activity                                                      (53)         (91)
      Lease obligations and fixed assets                                               (383)        (328)
      Other deferred tax liabilities                                                    (57)         (31)
---------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                         (807)        (779)
---------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                               $  922       $  899
=========================================================================================================

The Company had no deferred tax valuation allowance at December 31, 2001 or December 31, 2000. Tax benefits (liabilities) allocated directly to stockholder's equity were as follows:

-----------------------------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                                                         2001     2000    1999
-----------------------------------------------------------------------------------------------------
   Foreign currency translation                                                 $ (5)     $--     $10
   Employee stock plans                                                           17       14      12
-----------------------------------------------------------------------------------------------------
Total tax benefits allocated directly to stockholder's equity                   $ 12      $14     $22
=====================================================================================================

As a result of the September 11, 2001 terrorist attack, the United States Internal Revenue Service allowed affected taxpayers, including the Company, to postpone year 2001's third and fourth quarter estimated tax payments until January 15, 2002. The Company received net tax refunds of $114 million in year 2001 and paid $1,367 million for calendar year 2001 on January 15, 2002.

The Company paid taxes, net of refunds, of $1,394 million and $1,610 million in 2000 and 1999, respectively.

The Company provides income taxes on the undistributed earnings of foreign subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2001, $1.3 billion of the Company's accumulated undistributed earnings was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $399 million would have to be provided if such earnings were remitted to the United States.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the U.S. federal statutory income tax rate to the Company's effective tax rate:

-------------------------------------------------------------------------------------

Year Ended December 31,                                          2001    2000    1999
-------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate for corporations           35%     35%     35%
  Impact of:
   State and local (net of U.S. federal tax) and foreign taxes     4       3       3
   Tax advantaged income                                          (1)     (1)     (1)
   Other, net                                                     (2)     (1)     --
-------------------------------------------------------------------------------------
Effective tax rate                                                36%     36%     37%
=====================================================================================

NOTE 14. PLEDGED ASSETS, COMMITMENTS AND CONTINGENCIES

At December 31, 2001 and 2000, the approximate market values of collateral received that can be sold or repledged by the Company, excluding the impact of FIN 41, were:

-----------------------------------------------------------------------------------------
(Dollars in millions)
Sources of collateral                                                   2001       2000
-----------------------------------------------------------------------------------------
Securities purchased under agreements to resell                       $147,378   $118,200
Securities received in securities borrowed vs. pledged transactions     45,486     40,431
Securities received in securities borrowed vs. cash transactions        44,136     35,899
Collateral received in margined broker loans                            24,221     31,394
Collateral received in securities loaned vs. pledged transactions        2,777      2,169
Collateral received in derivative transactions and other                 1,104      6,987
-----------------------------------------------------------------------------------------
Total                                                                 $265,102   $235,080
=========================================================================================

During 2001 and 2000, almost all collateral received were sold or repledged. At December 31, 2001 and 2000, the approximate market values of this portion of collateral and financial instruments owned that were sold or repledged by the Company, excluding the impact of FIN 41, were:

--------------------------------------------------------------------------------------------
(Dollars in millions)
Uses of collateral and trading securities                                  2001       2000
--------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                           $180,320   $159,837
Financial instruments sold, not yet purchased                              46,698     43,391
Collateral pledged out in securities borrowed vs. pledged transactions     44,202     40,817
Securities loaned out in securities loaned vs. cash transactions           12,541     15,009
Collateral pledged to clearing organization or segregated under
  securities laws or regulations                                            7,337      4,276
Securities loaned out in securities loaned vs. pledged transactions         4,237      4,755
Collateral pledged in derivative transactions and other                       338      5,276
--------------------------------------------------------------------------------------------
Total                                                                    $295,673   $273,361
============================================================================================

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER CONTINGENCIES

At December 31, 2001, the Company had $975 million of outstanding letters of credit from banks to satisfy various collateral and margin requirements.

The Company has provided a residual guarantee of $77 million in connection with the lease of buildings occupied by the Company's executive offices and New York operations.

NOTE 15. LEGAL PROCEEDINGS

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

NOTE 16. FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS AND RELATED RISKS

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

Futures contracts are exchange-traded contractual commitments to either receive (purchase) or deliver (sell) a standard amount or value of a commodity or financial instrument at a specified future date and price (or, with respect to futures contracts on indices, the net cash amount). Maintaining a futures contract will typically require the Company to deposit with the futures exchange (or other financial intermediary), as security for its obligations, an amount of cash or other specified asset ("initial margin") that typically ranges from 1% to 10% of the face amount of the contract (but may be higher in some circumstances). Additional cash or assets ("variation margin") may be required to be deposited daily as the mark-to-market value of the futures contract fluctuates. Futures contracts may be settled by physical delivery of the underlying asset or cash settlement (for index futures) on the settlement date, or by entering into an offsetting futures contract with the futures exchange prior to the settlement date. Forward contracts are OTC contractual commitments to purchase or sell a specified amount of foreign currency, financial instruments, or commodities at a future date at a predetermined price. The notional amount for forward settling securities transactions represents the amount of cash that will be paid or received by the counterparties when the transaction settles. Upon settlement, the security is reflected on the consolidated statement of financial condition as either financial instruments owned and contractual commitments or financial instruments sold, not yet purchased, and contractual commitments.

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

Market Risk Market risk is the potential loss or decrease in economic value the Company may incur as a result of changes in the market or fair value of a particular financial instrument, commodity or contractual commitment. All financial instruments, commodities and contractual commitments, including short sales, are subject to market risk. The Company's exposure to market risk is determined by a number of factors, including the size, duration, composition and diversification of positions held, the absolute and relative levels of interest rates and foreign currency exchange rates, as well as market volatility and illiquidity. For instruments such as options and warrants, the time period during which the options or warrants may be exercised and the relationship between the current market price of the underlying instrument and the option's or warrant's contractual strike or exercise price also affect the level of market risk. The most significant factor influencing the overall level of market risk to which the Company is exposed is its use of hedging techniques to mitigate such risk. The Company manages market risk by setting risk limits and monitoring the effectiveness of its hedging policies and strategies.

The table on the following page include the disclosure of the notional amounts of the Company's derivative financial instruments. The determination of notional amounts does not consider any of the market risk factors discussed above. Notional amounts are indicative only of the volume of activity and are not a measure of market risk. Market risk is influenced by the nature of the items that comprise a particular category of financial instrument. Market risk is also influenced by the relationship among the various off-balance sheet categories as well as the relationship between off-balance sheet items and items recorded in the Company's consolidated statements of financial condition. For all of these reasons, the interpretation of notional amounts as a measure of market risk could be materially misleading.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of contractual commitments as of December 31, 2001 and 2000 is as follows:

                                                                       DECEMBER 31, 2001                DECEMBER 31, 2000
                                                                ------------------------------   ------------------------------
                                                                            Current Market or                Current Market or
                                                                               Fair Value                       Fair Value
                                                                Notional   -------------------   Notional   -------------------
Dollars in billions                                             Amounts    Assets  Liabilities   Amounts    Assets  Liabilities
-------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                                        $  172.5    $ --       $ --      $  156.3    $  --     $  --
   Other exchange-issued products:
     Equity contracts                                               86.2      .4         .5           8.0       .2        .2
     Fixed income contracts                                         26.1      --         --          17.0       --        --
     Commodity contracts                                             1.0      --         --           1.7       --        --
-------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                                     285.8      .4         .5         183.0       .2        .2
-------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps, floors
  and forward rate agreements:
   Swaps                                                         2,603.1                          2,703.8
   Swap options written                                             86.2                             80.3
   Swap options purchased                                           50.4                             56.1
   Caps, floors and forward rate agreements                        181.4                            261.5
-------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps, floors and forward rate
  agreements (b)                                                 2,921.1     6.7        5.9       3,101.7      6.5       6.4
-------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity indices              66.8     1.1        2.2          72.1      3.4       4.1
   Options and forward contracts on fixed income securities      1,134.8      .5         .3         587.3      1.4        .8
   Foreign exchange contracts and options (b)                       49.1      .5         .5          36.0       .3        .2
   Commodity contracts                                               9.9      .1         .1          15.7       .2        .2
-------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                                   $4,467.5    $9.3       $9.5      $3,995.8    $12.0     $11.9
===============================================================================================================================

(a) Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the consolidated statements of financial condition.
(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $14.1 billion and $2.7 billion at December 31, 2001 and $15.0 billion and $5.9 billion at December 31, 2000, respectively.

The annual average balances of the Company's contractual commitments, based on month-end balances, are as follows:

                                                           2001                      2000
                                                   ----------------------    ----------------------
                                                   Average      Average      Average      Average
Dollars in billions                                Assets     Liabilities    Assets     Liabilities
---------------------------------------------------------------------------------------------------
Swaps, swap options, caps and floors                $ 7.4        $ 6.3        $ 5.4        $ 7.1
Index and equity contracts and options                3.0          4.0          4.9          5.1
Foreign exchange contracts and options                 .2           .2           .2           .3
Commodity contracts                                    .1           .1           .2           .1
Forward contracts on fixed income securities           .7           .4           .7          1.2
---------------------------------------------------------------------------------------------------
Total contractual commitments                       $11.4        $11.0        $11.4        $13.8
===================================================================================================

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

Concentrations of Credit Risk Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of issuers or counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. The Company monitors credit risk on both an individual and group counterparty basis. The Company's largest single concentration of credit risk is in securities issued by the U.S. government and its agencies, which totaled $45.8 billion at December 31, 2001 and $30.2 billion at December 31, 2000. With the addition of U.S. government and U.S. government agency securities pledged as collateral by counterparties in connection with collateralized financing activity, the Company's total holdings of U.S. government securities were $176.0 billion or 50% of the Company's total assets before FIN 41 netting at December 31, 2001 and $130.5 billion or 46% of the Company's total assets before FIN 41 netting at December 31, 2000. Similarly, concentrations with non-U.S. governments totaled $63.7 billion at December 31, 2001 and $32.4 billion at December 31, 2000. These consist predominantly of securities issued by the governments of major industrial nations. Remaining concentrations arise principally from contractual commitments with counterparties in financial or commodities transactions involving future settlement and fixed income securities owned. Excluding governments, no concentration with a single counterparty exceeded 1% of total assets at December 31, 2001 or 2000. North America and Europe represent the largest geographic concentrations. Among industries, other major derivatives dealers represent the largest group of counterparties.

NOTE 17. FAIR VALUE INFORMATION

SFAS 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments. The following information is presented to help the reader gain an understanding of the relationship between the amounts reported in the Company's consolidated financial statements and the related market or fair values. Specific accounting policies are discussed in Note 1 to the consolidated financial statements.

At December 31, 2001, $289.8 billion or 96% of the Company's total assets and $274.2 billion or 95% of the Company's total liabilities were carried at market value or fair value or at amounts that approximate such values. At December 31, 2000, $228.4 billion or 96% of the Company's total assets and $214.2 billion or 95% of the Company's total liabilities were carried at either market or fair values or at amounts that approximate such values. Financial instruments recorded at market or fair value include cash and cash equivalents, financial instruments, and contractual commitments used for trading purposes.

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

Dollars in billions
-----------------------------------------------------------------------------------------------------------
December 31,                                                               2001                  2000
                                                                       Liabilities           Liabilities
                                                                   ------------------    ------------------
                                                                   Carrying     Fair     Carrying     Fair
                                                                     Value      Value      Value      Value
===========================================================================================================
Financial instruments primarily recorded at contractual amounts or historical amounts that do not necessarily approximate
market or fair value:
   Fixed rate term debt                                              $14.6      $14.7      $11.2      $11.2
-----------------------------------------------------------------------------------------------------------

The fair value of fixed rate term debt has been estimated by using a discounted cash flow analysis.

NOTE 18. RELATED PARTY BALANCES

The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates. These balances, which are short-term in nature, include cash accounts, collateralized financing transactions, margin accounts, receivables and payables, securities and underwriting transactions, derivative trading, charges for operational support and the borrowing and lending of funds. These balances result from related party transactions that are generally conducted at prices equivalent to prices for transactions conducted at arm's length with unrelated third parties. Amounts charged for operational support represent an allocation of costs.

NOTE 19. SECURITIZATIONS

During 2001 and 2000, the Company securitized various types of assets including commercial and residential mortgages, high yield bonds, government, agency and corporate securities, and municipal bonds. Proceeds from these securitizations were approximately $18 billion in 2001 and $15 billion in 2000, which contributed to pre-tax gains of $31 million and $85 million in 2001 and 2000, respectively.

To a limited extent, the Company also retains interests in these securitizations for which the Company was the securitizer. Such retained positions are carried at fair value with the changes in fair value reported in earnings. As of December 31, 2001, the largest portion of these retained positions was in securitizations of commercial and residential mortgages and agency mortgage securities which totaled $861 million. As of December 31, 2000, retained positions in commercial and residential mortgages was $335 million. The key assumptions used in estimating the fair value of these retained interests were:

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCIAL MORTGAGES

--------------------------------------------------------------------------------
      December 31,                                        2001           2000
--------------------------------------------------------------------------------
       Discount Rate                                    5.5%-10%        6%-11%
--------------------------------------------------------------------------------

RESIDENTIAL MORTGAGES

--------------------------------------------------------------------------------
      December 31,                                        2001           2000
--------------------------------------------------------------------------------
       Discount Rate                                    6.5%-15%        7%-18%
       Expected Prepayment Rate                          12%-40%       15%-50%
       Anticipated Credit Loss                           35%-50%       30%-50%
--------------------------------------------------------------------------------

AGENCY SECURITIES

--------------------------------------------------------------------------------
      December 31,                                        2001           2000*
--------------------------------------------------------------------------------
       Discount Rate                                      5%-8%           --
       Expected Prepayment Rate                          14%-38%          --
--------------------------------------------------------------------------------

*     Retained Interest At December 31, 2000 was Not Material.

The impact of altering each of the assumptions to assumptions that are 5% and 10% less favorable is as follows. The impact of altering the above assumptions are pre-tax and do not include the impact of hedges that the Company has in place.

COMMERCIAL MORTGAGES

--------------------------------------------------------------------------------
    (Dollars in millions)
    December 31,                    2001                        2000
--------------------------------------------------------------------------------
                              5%           10%             5%           10%
--------------------------------------------------------------------------------
    Discount Rate             $3            $5             $2            $3
--------------------------------------------------------------------------------

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESIDENTIAL MORTGAGES

--------------------------------------------------------------------------------
   (Dollars in millions)
   December 31,                                 2001                  2000
--------------------------------------------------------------------------------
                                            5%        10%         5%        10%
--------------------------------------------------------------------------------
   Discount Rate                           $ 2        $ 4        $ 2        $ 3

   Expected Prepayment rate                $ 2        $ 3        $ 2        $ 3

   Anticipated Credit Loss                 $ 1        $ 3        $ 2        $ 4
--------------------------------------------------------------------------------

AGENCY SECURITIES

--------------------------------------------------------------------------------
   (Dollars in millions)
   December 31,                                 2001                  2000*
--------------------------------------------------------------------------------
                                           5%         10%          5%       10%
--------------------------------------------------------------------------------
   Discount Rate                           $0.5       $ 1        --         --

   Expected Prepayment rate                $1.5       $ 3        --         --
--------------------------------------------------------------------------------

*     Retained Interest At December 31, 2000 was not material.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. SSBH ONLY CONDENSED FINANCIAL STATEMENTS

The following are condensed financial statements of Salomon Smith Barney Holdings Inc. (SSBH Only):

SSBH ONLY CONDENSED STATEMENTS OF INCOME

Dollars in millions
Year Ended December 31,                            2001        2000        1999
--------------------------------------------------------------------------------
Revenues, net of interest expense               $   (27)    $   104     $    64
Restructuring credit                                 --          --        (121)
Noninterest expenses                                 54          14          76
--------------------------------------------------------------------------------
Income (loss) before income taxes                   (81)         90         109
Provision/ (benefit) for income taxes                26         (59)         23
Equity in earnings of subsidiaries                2,734       2,883       2,726
--------------------------------------------------------------------------------
Net income                                      $ 2,627     $ 3,032     $ 2,812
================================================================================

SSBH ONLY CONDENSED STATEMENTS OF FINANCIAL CONDITION

Dollars in millions
December 31,                                                   2001       2000
--------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                     $    --    $    --
Financial instruments owned and contractual commitments            68        139
Receivables                                                       268        481
Receivable from subsidiaries (1)                               44,302     38,891
Investment in subsidiaries                                     10,213     10,058
Other assets                                                    2,321      3,369
--------------------------------------------------------------------------------
Total assets                                                  $57,172    $52,938
================================================================================
Liabilities and stockholder's equity:
Commercial paper and other short-term borrowings              $14,239    $17,669
Payable to affiliates                                           3,080      1,601
Financial instruments sold, not yet purchased, and
   contractual commitments                                        406        688
Other liabilities                                               3,137      1,954
Term debt                                                      24,200     19,219
Subordinated debt payable to SI Financing Trust I                  --        356
Subordinated debt payable to SSBH Capital Trust I                 412        412
                                                              -------    -------
Total liabilities                                              45,474     41,899
Stockholder's equity                                           11,698     11,039
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity                    $57,172    $52,938
================================================================================

(1) Includes $3.7 billion and $3.2 billion of subordinated note receivables at December 31, 2001 and December 31, 2000, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SSBH ONLY CONDENSED STATEMENTS OF CASH FLOWS

Dollars in millions
Year ended December 31,                                              2001        2000       1999
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in commercial paper
     and other short-term borrowings                              $ (3,430)    $ 4,589     $ 1,870
   Proceeds from issuance of term debt                              10,530       6,269       3,795
   Term debt maturities and repurchases                             (5,378)     (4,126)     (3,590)
   Other capital transactions                                          203          89          37
   Dividends paid                                                   (2,660)     (1,202)     (2,285)
---------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                       (735)      5,619        (173)
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   (Increase) decrease in receivables from subsidiaries, net        (5,418)     (6,320)        349
   Dividends received from subsidiaries                              2,723       2,404       1,975
   Capital (infusions to) distributions from subsidiaries, net          14        (933)       (242)
---------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                     (2,681)     (4,849)      2,082
---------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                      3,416        (770)     (1,912)
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         0           0          (3)
Cash and cash equivalents at beginning of year                           0           0           3
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $      0     $     0     $     0
===================================================================================================

BASIS OF PRESENTATION

The accompanying condensed financial statements, which include the accounts of SSBH, a direct wholly owned subsidiary of Citigroup, should be read in conjunction with the consolidated financial statements of the Company.

Investments in subsidiaries are accounted for under the equity method. For information regarding the Company's term debt and commercial paper and other short term borrowings, see Notes 7 and 8 to the consolidated financial statements.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the year ended December 31, 2001 were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                Quarter Ended
Dollars in millions                                         March 31         June 30      September 30   December 31
--------------------------------------------------------------------------------------------------------------------
Noninterest revenues                                         $ 4,331          $3,414         $2,634         $2,758
Net interest and dividends                                       401             530            596            723
--------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                              4,732           3,944          3,230          3,481
Expenses, excluding interest                                   3,543           2,808          2,261          2,655
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of change in accounting principle                     1,189           1,136            969            826
Provision for income taxes                                       422             402            363            305
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
  change in accounting principle                                 767             734            606            521
--------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting  principle
  (net of tax benefit of $1)                                      (1)             --             --             --
--------------------------------------------------------------------------------------------------------------------
Net income                                                   $   766          $  734         $  606         $  521
====================================================================================================================

Quarterly results for the year ended December 31, 2000 were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                 Quarter Ended
Dollars in millions                                          March 31        June 30      September 30   December 31
--------------------------------------------------------------------------------------------------------------------
Noninterest revenues                                         $ 3,999          $3,421         $3,713         $3,379
Net interest and dividends                                       387             465            437            441
--------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                              4,386           3,886          4,150          3,820
Expenses, excluding interest                                   2,805           2,910          3,043          2,742
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     1,581             976          1,107          1,078
Provision for income taxes                                       593             318            411            388
--------------------------------------------------------------------------------------------------------------------
Net income                                                   $   988          $  658         $  696         $  690
====================================================================================================================