Form 10-Q
period 2002-03-31
SALOMON SMITH BARNEY HOLDINGS INC
filed 2002-05-14
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __X__ NO______

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

AVAILABLE ON THE WEB @ www.citigroup.com

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                                                                     PAGE
                                                                                     ----
Part I.        Financial Information

  Item 1.      Condensed Consolidated Financial Statements:

               Condensed Consolidated Statements of Income (Unaudited) -
                           Three months ended March 31, 2002 and 2001                    1

               Condensed Consolidated Statements of Financial Condition -
                           March 31, 2002 (Unaudited) and December 31, 2001          2 - 3

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
                           Three months ended March 31, 2002 and 2001                    4

               Notes to Condensed Consolidated Financial Statements (Unaudited)     5 - 10


  Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                          11 - 17

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk                18

Part II.       Other Information

  Item 1.      Legal Proceedings                                                         18

  Item 6.      Exhibits and Reports on Form 8-K                                          18


Exhibit Index                                                                            20

Signatures                                                                               21

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


-------------------------------------------------------------------------------------
Dollars in millions
Three Months Ended March 31,                                   2002             2001
-------------------------------------------------------------------------------------
Revenues:
   Commissions                                               $   955         $ 1,013
   Investment banking                                            916           1,108
   Asset management and administration fees                      831             841
   Principal transactions                                        607           1,152
   Other                                                          87             217
-------------------------------------------------------------------------------------
Total noninterest revenues                                     3,396           4,331
-------------------------------------------------------------------------------------
   Interest and dividends                                      2,231           4,102
   Interest expense                                            1,553           3,701
-------------------------------------------------------------------------------------
Net interest and dividends                                       678             401
-------------------------------------------------------------------------------------
Revenues, net of interest expense                              4,074           4,732
-------------------------------------------------------------------------------------
Noninterest expenses:
   Compensation and benefits                                   2,257           2,490
   Communications                                                152             170
   Floor brokerage and other production                          144             203
   Occupancy and equipment                                       127             163
   Advertising and market development                             69             118
   Professional services                                          53             102
   Other operating and administrative expenses                    70             227
   Restructuring charge                                           --              70
-------------------------------------------------------------------------------------
Total noninterest expenses                                     2,872           3,543
-------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of changes in accounting principles                   1,202           1,189
Provision for income taxes                                       449             422
-------------------------------------------------------------------------------------
Income before cumulative effect of changes
  in accounting principles                                       753             767
Cumulative effect of changes in accounting principles
  (net of tax benefit of $16 and $1, respectively)               (24)             (1)
-------------------------------------------------------------------------------------
Net income                                                   $   729         $   766
=====================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


-----------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,               December 31,
Dollars in millions, except share data                                                      2002                      2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets:
Cash and cash equivalents                                                                $  2,498                  $  3,018
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                2,930                     5,327

Collateralized short-term financing agreements:

   Securities purchased under agreements to resell                          $109,515                   $94,204
   Deposits paid for securities borrowed                                      50,743                    45,337
                                                                            --------                  --------
                                                                                          160,258                   139,541
Financial instruments owned and contractual commitments:
  (Approximately $20 billion and $34 billion were pledged to various parties at March 31, 2002 and December 31, 2001, respectively)
    U.S. government and government agency securities                          40,437                    45,813
    Corporate debt securities                                                 17,025                    13,463
    Equity securities                                                         11,954                    10,987
    Non-U.S. government and government agency securities                       9,975                     8,084
    Contractual commitments                                                    8,311                     9,333
    Money market instruments                                                   6,291                     4,663
    Mortgage loans and collateralized mortgage securities                      6,169                     6,868
    Other financial instruments                                                4,100                     5,157
                                                                            --------                  --------
                                                                                          104,262                   104,368
Receivables:
   Customers                                                                  19,459                    19,353
   Brokers, dealers and clearing organizations                                 7,746                    15,441
   Other                                                                       1,969                     2,793
                                                                            --------                  --------
                                                                                           29,174                    37,587
Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $1,015 and
  $959, respectively                                                                        1,174                     1,204

Goodwill                                                                                    1,521                     1,400

Intangibles                                                                                   788                       941

Other assets                                                                                5,467                     7,466
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $308,072                  $300,852
=============================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



--------------------------------------------------------------------------------------------------------------------------
                                                                               March 31,                     December 31,
Dollars in millions, except share data                                            2002                           2001
--------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                              $  20,640                       $  15,877

Collateralized short-term financing agreements:

   Securities sold under agreements to repurchase             $ 132,560                       $ 126,118
   Deposits received for securities loaned                       15,124                          13,050
                                                              ---------                       ---------
                                                                                147,684                         139,168
Financial instruments sold, not yet purchased,
  and contractual commitments:

   U.S. government and government agency securities              22,965                          20,024
   Non-U.S. government and government agency securities          17,384                          14,970
   Contractual commitments                                        8,234                           9,542
   Corporate debt securities and other                            6,431                           6,034
   Equity securities                                              5,559                           5,670
                                                              ---------                       ---------
                                                                                 60,573                          56,240
Payables and accrued liabilities:
   Customers                                                     14,784                          20,463
   Brokers, dealers and clearing organizations                   10,867                          13,382
   Other                                                         12,534                          16,405
                                                              ---------                       ---------
                                                                                 38,185                          50,250
Term debt                                                                        28,525                          27,219

Company-obligated mandatorily
   redeemable securities
   of subsidiary trust holding
   solely junior subordinated debt
   securities of the Company                                                        400                             400

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
        authorized; 1,000 shares issued and outstanding)             --                              --
   Additional paid-in capital                                     2,487                           2,479
   Retained earnings                                              9,583                           9,224
   Accumulated changes in equity from nonowner sources               (5)                             (5)
                                                              ---------                       ---------
Total stockholder's equity                                                       12,065                          11,698
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                    $ 308,072                       $ 300,852
==========================================================================================================================



The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




--------------------------------------------------------------------------------------------------------------
Dollars in millions
Three Months Ended March 31,                                                          2002              2001
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                        $    729         $    766
 Depreciation and amortization                                                           82              131
--------------------------------------------------------------------------------------------------------------
 Net income adjusted for noncash items                                                  811              897
--------------------------------------------------------------------------------------------------------------
(Increase) decrease in operating assets -
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                              2,397             (110)
 Collateralized short-term financing agreements                                     (20,717)         (26,201)
 Financial instruments owned and contractual commitments                                106           (4,775)
 Receivables                                                                          8,413            1,819
 Goodwill, intangibles and other assets, net                                          1,908              339
--------------------------------------------------------------------------------------------------------------
 Increase in operating assets                                                        (7,893)         (28,928)
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in operating liabilities -
 Collateralized short-term financing agreements                                       8,516           30,114
 Financial instruments sold, not yet purchased, and contractual commitments           4,333             (395)
 Payables and accrued liabilities                                                   (12,169)          (3,582)
--------------------------------------------------------------------------------------------------------------
 Increase in operating liabilities                                                      680           26,137
--------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                (6,402)          (1,894)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Increase (decrease) in commercial paper and other short-term borrowings              4,763             (160)
 Proceeds from issuance of term debt                                                  4,090            5,024
 Term debt maturities and repurchases                                                (2,660)          (2,357)
 Dividends paid                                                                        (266)            (351)
 Other capital transactions                                                               4              198
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             5,931            2,354
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of subsidiary                                                                  --             (198)
 Property, equipment and leasehold improvements, net                                    (49)            (148)
--------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                       (49)            (346)
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                       (520)             114
Cash and cash equivalents at January 1,                                               3,018            2,623
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31,                                             $  2,498         $  2,737
==============================================================================================================


Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes.

The Company paid cash for income taxes, net of refunds, of $1,438 million during the three months ended March 31, 2002 and paid cash for income taxes, net of refunds, of $110 million during the three months ended March 31, 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements reflect the accounts of Salomon Smith Barney Holdings Inc. ("SSBH"), a New York corporation, and its subsidiaries (collectively, the "Company"). The Company is a wholly owned subsidiary of Citigroup Inc. Material intercompany transactions have been eliminated.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments and contractual commitments, the outcome of litigation, realization of deferred tax assets and other matters that affect the reported amounts and disclosures of contingencies in the condensed consolidated financial statements, may vary from actual results. The condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. Certain prior period amounts have been reclassified or restated to conform to the current period presentation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in SSBH's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

ACCOUNTING CHANGES

GOODWILL AND INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

On January 1, 2002, the Company adopted the remaining provisions of SFAS 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company has performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. There was no impairment of goodwill upon adoption of SFAS 142. The initial adoption resulted in a cumulative adjustment of $24 million (net of tax benefit of $16 million) recorded as a charge to earnings related to the impairment of certain intangible assets related to the Asset Management Segment.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Net income for the first three months of 2002 and 2001 adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite lived intangible assets are as follows:

(In millions)

Three Months ended March 31,                2002         2001
----------------------------------------------------------------
Net income:
  Reported net income                       $729         $766
  Goodwill amortization                                    16
  Indefinite lived intangible assets                       10
----------------------------------------------------------------
    Adjusted net income                     $729         $792
================================================================


During the first quarter of 2001, the after-tax amortization expense related to goodwill and indefinite lived intangible assets which are no longer amortized included $16 million related to the Investment Services segment and $10 million related to the Asset Management segment.

At January 1, 2002, the goodwill balance was $1,366 million for the Investment services segment and $34 million for the Asset Management segment. During the first quarter of 2002, no goodwill was impaired or written off. In connection with the adoption of SFAS 142, the Company reviewed the classification of intangible assets and determined that $117 million of workforce in-place should be reclassified to goodwill at January 1, 2002. In the first quarter of 2002, the Company recorded additional goodwill of $4 million related to an adjustment to the purchase price of AST StockPlan, Inc. Each of these changes related to the Investment Services segment. The Company's goodwill balance at March 31, 2002 was $1,487 million for the Investment Services segment and $34 million for the Asset Management segment.

At March 31, 2002, $760 million of the Company's acquired intangible assets, primarily asset management and administration contracts, were considered to be of indefinite life and not subject to amortization.

All other acquired intangible assets are subject to amortization. During the first quarter of 2002, the Company acquired $5 million in software licenses which will be amortized over approximately 3 years. No significant residual value is estimated for these intangible assets. Intangible assets amortization expense for the first three months of 2002 and 2001 was $4 million and $1 million, respectively. The components of intangible assets that are subject to amortization were as follows:


                               March 31, 2002                     December 31, 2001
                               --------------                     -----------------
                      Gross Carrying    Accumulated     Gross Carrying     Accumulated
(In millions)             Amount        Amortization        Amount        Amortization
--------------------------------------------------------------------------------------
Software licenses          $47              $19              $42               $15
======================================================================================


Intangible assets amortization expense is estimated to be $8 million for the remainder of 2002, $6 million in 2003, $5 million in 2004, $4 million in 2005, $4 million in 2006, and $1 million in 2007.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



SFAS 133

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), on January 1, 2001 and recorded a cumulative after-tax transition charge of $1 million.

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

For the three months ended March 31, 2002 and 2001, hedge ineffectiveness resulting from designating interest rate swaps as fair value hedges of fixed rate term debt was reported in the condensed consolidated statement of income in "Other revenue" and was not material.

For the three months ended March 31, 2002 and 2001, hedges of net investments in foreign operations were considered effective and the loss of $3 million and the gain of $73 million, respectively, that pertained to the designated hedging instruments are included in cumulative translation adjustments, a component of "Accumulated changes in equity from nonowner sources" in the condensed consolidated statement of financial condition.

NOTE 2. RESTRUCTURING CHARGES

During 2001, the Company recorded restructuring charges of $70 million ($41 million after tax), $42 million ($26 million after tax) and $5 million ($3 million after tax) in the first, second and fourth quarters of 2001, respectively, for severance and related costs associated with the reduction of staffing in certain businesses and are expected to be fully paid out by the end of 2002. These amounts apply to the involuntary termination of approximately 2,000 employees (90% located in the United States and 10% overseas). The second quarter charge is net of a reversal of $18 million ($11 million after tax) which relates to the accrual in the first quarter of 2001 of severance and other related costs associated with the reduction of staffing in certain businesses which were subsequently sold. These related costs were not borne by the Company in the sale which closed in the third quarter of 2001. At March 31, 2002, the remaining restructuring reserve balance of $11 million is included in the condensed consolidated statement of financial condition in "Payables and accrued liabilities-other".

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

-----------------------------------------------------------------------
Dollars in millions
Three months ended March 31,                         2002        2001
-----------------------------------------------------------------------
Net income                                           $729        $766
Other changes in equity from nonowner sources          --          (8)
-----------------------------------------------------------------------
    Total comprehensive income                       $729        $758
=======================================================================

NOTE 4. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to SSBH's principal regulated subsidiaries at March 31, 2002 are as follows:

                                                                                                 NET       EXCESS OVER
(DOLLARS IN MILLIONS)                                                                        CAPITAL OR      MINIMUM
SUBSIDIARY                                              JURISDICTION                         EQUIVALENT    REQUIREMENTS
------------------------------------------------------------------------------------------------------------------------
Salomon Smith Barney Inc.                  U.S. Securities and Exchange Commission
                                           Uniform Net Capital Rule (Rule 15c3-1)               $3,325       $2,876

Salomon Brothers International Limited     United Kingdom's Financial Services Authority        $2,649       $  533
------------------------------------------------------------------------------------------------------------------------


In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At March 31, 2002, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

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

A summary of the Company's contractual commitments as of March 31, 2002 and December 31, 2001 is as follows:

                                                           MARCH 31, 2002                           DECEMBER 31, 2001
                                                           --------------                           -----------------
                                                                    Current Market or                         Current Market or
                                                  Notional              Fair Value           Notional            Fair Value
                                               or Contractual   -----------------------   or Contractual   ----------------------
Dollars in billions                               Amounts         Assets    Liabilities      Amounts       Assets    Liabilities
---------------------------------------------------------------------------------------------------------------------------------
Exchange-issued products:
   Futures contracts (a)                         $  120.8      $     --        $ --         $  172.5        $ --        $ --
   Other exchange-issued products:
     Equity contracts                               107.4            .4          .5             86.2          .4          .5
     Fixed income contracts                          12.8            --          --             26.1          --          --
     Commodities contracts                            1.2            --          --              1.0          --          --
---------------------------------------------------------------------------------------------------------------------------------
Total exchange-issued products                      242.2            .4          .5            285.8          .4          .5
---------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps,
  swap options, caps, floors
  and forward rate agreements:
   Swaps                                          2,608.6                                    2,603.1
   Swap options written                              89.6                                       86.2
   Swap options purchased                            47.3                                       50.4
   Caps, floors and forward rate agreements         173.2                                      181.4
---------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps,
  floors and forward rate
  agreements (b)                                  2,918.7           6.1         5.3          2,921.1         6.7         5.9
---------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities
        and equity indices                           65.1           1.0         2.0             66.8         1.1         2.2
   Options and forward contracts
        on fixed-income securities                1,140.9            .6          .2          1,134.8          .5          .3
   Foreign exchange contracts and options(b)         56.5            .1          .1             49.1          .5          .5
   Commodities contracts                             13.1            .1          .1              9.9          .1          .1
---------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                    $4,436.5      $    8.3        $8.2         $4,467.5        $9.3        $9.5
=================================================================================================================================


(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $14.0 billion and $4.8 billion at March 31, 2002 and $14.1 billion and $2.7 billion at December 31, 2001, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6. SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management.

------------------------------------------------------------------------
Dollars in millions
Three months ended March 31,                        2002         2001
------------------------------------------------------------------------
Noninterest revenues:
   Investment Services                            $3,064        $4,010
   Asset Management                                  332           321
------------------------------------------------------------------------
Total                                             $3,396        $4,331
========================================================================
Net interest and dividends:
   Investment Services                            $  678        $  404
   Asset Management                                   --            (3)
------------------------------------------------------------------------
Total                                             $  678        $  401
========================================================================
Income before cumulative effect of changes
  in accounting principles:
   Investment Services                            $  652        $  686
   Asset Management                                  101            81
------------------------------------------------------------------------
Total                                             $  753        $  767
========================================================================


Total assets of the Investment Services and Asset Management segments were $306.4 billion and $1.7 billion, respectively, at March 31, 2002 and $299.2 billion and $1.7 billion, respectively, at December 31, 2001. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

NOTE 7. LEGAL PROCEEDINGS

The Company has been named as a defendant in legal actions relating to its operations, some of which seek damages of material or indeterminate amounts. In addition, from time to time the Company is a party to examinations and inquiries by various regulatory and self-regulatory bodies. In connection with its discontinued commodities processing operations, the Company and certain of its subsidiaries are subject to claims asserted by the U.S. Environmental Protection Agency, certain state agencies and private parties in connection with environmental matters. Management of the Company, after consultation with outside legal counsel, believes that the ultimate resolution of legal proceedings and environmental matters (net of applicable reserves) will not have a material adverse effect on the Company's financial condition; however, such resolution could have a material adverse impact on operating results in future periods depending, in part, on the results for such periods.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


ITEM 2. RESULTS OF OPERATIONS

The Company recorded net income of $729 million for the three months ended March 31, 2002 (the "2002 Quarter") compared to net income of $766 million for the three months ended March 31, 2001 (the "2001 Quarter"). Revenues, net of interest expense, were $4,074 million in the 2002 Quarter compared to $4,732 million in the 2001 Quarter.

Principal transaction revenues decreased in the 2002 Quarter as a result of decreases in global equities and global fixed income trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities. Investment banking revenues declined as a result of decreases in merger and acquisition fees and high grade debt underwriting, offset to an extent by an increase in equity underwriting, including fees from the Travelers Property and Casualty Corp. initial public offering. Commission revenues declined due to decreases in listed securities and option commissions, partially offset by increases in OTC securities commissions. Total expenses in the 2002 Quarter decreased 15% compared to the 2001 Quarter, excluding the restructuring charge in the 2001 Quarter and the impact of a change in the presentation of intercompany balances and the absence of goodwill and other indefinite-lived intangible amortization due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

Included in the results for the 2001 Quarter was a restructuring charge of $70 million ($41 million net of tax) relating to severance and related costs associated with the reduction of staffing in certain businesses (see Note 2 to the condensed consolidated financial statements for further discussion of the restructuring charge). In the 2002 Quarter, the Company recorded a cumulative after-tax loss of $24 million (net of tax benefit of $16 million) which related to the adoption of SFAS 142. During the 2001 Quarter, the Company recorded a cumulative after-tax loss of $1 million (net of tax benefit of $1 million) which relates to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (See Note 1 to the condensed consolidated financial statements for further discussion of accounting changes).

Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



INVESTMENT SERVICES

--------------------------------------------------------------------------------
  Dollars in millions
  For the three months ended March 31,                  2002          2001
--------------------------------------------------------------------------------
  Revenues:
     Commissions                                       $  951        $1,011
     Investment banking                                   912         1,095
     Principal transactions                               605         1,157
     Asset management and administration fees             509           533
     Other                                                 87           214
--------------------------------------------------------------------------------
  Total noninterest revenues                            3,064         4,010
--------------------------------------------------------------------------------
     Net interest and dividends                           678           404
--------------------------------------------------------------------------------
  Revenues, net of interest expense                     3,742         4,414
--------------------------------------------------------------------------------
  Noninterest expenses:
     Operating and administrative expenses              2,707         3,287
     Restructuring charge                                  --            70
--------------------------------------------------------------------------------
  Total noninterest expense                             2,707         3,357
--------------------------------------------------------------------------------
  Income before income taxes and cumulative
     effect of changes in accounting principles         1,035         1,057
--------------------------------------------------------------------------------
  Provision for income taxes                              383           371
--------------------------------------------------------------------------------
  Income before cumulative effect of changes
     in accounting principles                          $  652        $  686
================================================================================


The Company's investment services segment reported income of $652 million for the 2002 Quarter compared to $686 million for the 2001 Quarter. Revenues, net of interest expense, decreased to $3,742 million in the 2002 Quarter compared to $4,414 million in the 2001 Quarter.

Commission revenues decreased to $951 million in the 2002 Quarter, compared to $1,011 million in the 2001 Quarter, primarily reflecting lower customer transaction activity. Decreases in listed securities and option commissions were offset to an extent by an increase in OTC securities commissions. During the 2002 Quarter, annualized revenue per financial consultant was $473,000, down from $501,000 in the 2001 Quarter.

Investment banking revenues decreased to $912 million in the 2002 Quarter, compared to $1,095 million in the 2001 Quarter, due primarily to decreases in merger and acquisition fees and high grade debt underwritings. These decreases were partially offset by an increase in equity underwriting, including fees from the Travelers Property Casualty Corp. initial public offering.

Principal transactions revenues decreased to $605 million in the 2002 Quarter, compared to $1,157 million in the 2001 Quarter, due to decreases in fixed income and equity trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The investment services segment results include asset management and administration fees from assets managed by the Company's Financial Consultants and assets that are managed through the Consulting Group. Asset management and administration fees decreased 5% to $509 million in the 2002 Quarter. This decrease primarily reflects a shift in the mix of asset levels whose billings are calculated based on asset levels on a one quarter lag.

Other revenue decreased to $87 million in the 2002 Quarter compared to $214 million in the 2001 Quarter. The decrease is due, in part, to decreased revenues from Nikko Salomon Smith Barney Limited, the Company's joint venture with Nikko Securities Co. Ltd., and the impact of a change in the presentation of intercompany balances that had the effect of reducing other revenue and other expense.

Net interest and dividends increased 68% to $678 million in the 2002 Quarter due to widening spreads in fixed income products, particularly mortgage backed securities.

Total expenses, excluding interest and the restructuring charge, decreased to $2,707 million in the 2002 Quarter, compared to $3,287 million in the 2001 Quarter, primarily as a result of a decrease in compensation and benefits expense, reduced occupancy and floor brokerage expense, and savings from restructuring actions initiated during the first and second quarters of 2001. The Company continues to maintain its focus on controlling fixed expenses. Also contributing to the decline in the 2002 Quarter was the impact of a change in the presentation of intercompany balances that had the impact of reducing other revenue and other expense, and the absence of goodwill and other indefinite-lived intangible amortization due to the adoption of SFAS 141 and SFAS 142.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



ASSET MANAGEMENT

   --------------------------------------------------------------------
   Dollars in millions
   For the three months ended March 31,                2002        2001
   --------------------------------------------------------------------
   Revenues:
      Asset management and administration fees         $322        $308
      Other revenue, net                                 10          10
   --------------------------------------------------------------------
   Revenues, net of interest expense                    332         318
   --------------------------------------------------------------------
   Noninterest expenses:
      Operating and administrative expenses             165         186
   --------------------------------------------------------------------
   Total noninterest expense                            165         186
   --------------------------------------------------------------------
   Income before income taxes and cumulative
     effect of changes in accounting principles         167         132
   --------------------------------------------------------------------
   Provision for income taxes                            66          51
   --------------------------------------------------------------------
   Income before cumulative effect of changes
     in accounting principles                          $101        $ 81
   ====================================================================

The Company's asset management segment revenues, net of interest expense, rose to $332 million in the 2002 Quarter compared to $318 million in the 2001 Quarter. The primary revenue for the asset management segment is asset management and administration fees, which were $322 million in the 2002 Quarter compared to $308 million in the 2001 Quarter. The increase in total revenues reflects continued strong net flows partially offset by a reduction in U.S. money market assets. Assets under management for the segment reached $283.3 billion at March 31, 2002 compared to $234.8 billion at March 31, 2001. Other revenues include the net revenue contribution to the asset management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $165 million in the 2002 Quarter compared to $186 million in the 2001 Quarter. The decrease in expenses is primarily due to the absence of goodwill and indefinite-lived intangible amortization as a result of adopting SFAS 141 and SFAS 142, as well as reduced occupancy expenses and lower advertising and marketing expenses.

Total assets under fee-based management were as follows:
--------------------------------------------------------------------------------
Dollars in billions
At March 31,                                               2002           2001
--------------------------------------------------------------------------------
Money market and institutional liquidity funds            $101.1        $ 78.1
Mutual funds                                                75.7          66.8
Managed accounts                                            99.5          82.1
Unit investment trusts held in client accounts               7.0           7.8
--------------------------------------------------------------------------------
     Salomon Smith Barney Asset Management                 283.3         234.8

Financial Consultant managed accounts *                     55.2          51.9

Consulting Group and internally managed assets *           154.3         134.4
--------------------------------------------------------------------------------
Total assets under fee-based management                   $492.8        $421.1
================================================================================


* Related results included in Investment Services segment.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $308 billion at March 31, 2002, an increase from $301 billion at year-end 2001. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

The Company's condensed consolidated statement of financial condition is highly liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The Company monitors and evaluates the adequacy of its capital and borrowing base on a daily basis in order to allow for flexibility in its funding, to maintain liquidity, and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $213.5 billion at March 31, 2002. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $20.6 billion at March 31, 2002.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2002. Any borrowings under this facility would mature in May 2004. The Company may borrow under this revolving credit facility at various interest rate options (LIBOR or base rate), and compensates the banks for this facility through facility fees. At March 31, 2002, there were no outstanding borrowings under this facility. The Company also has committed long-term financing facilities with unaffiliated banks. At March 31, 2002, the Company had drawn down the full $950 million then available under these facilities. A bank can terminate its facility by giving the Company one year's notice. The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the respective agreements). At March 31, 2002, these requirements were exceeded by approximately $4.7 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments owned and sold, contractual commitments, repurchase and resale agreements, and related funding at March 31, 2002 and December 31, 2001. The VAR relating to non-trading instruments has been excluded from this analysis.

-----------------------------------------------------------------------------------------------------
RISK EXPOSURES               March 31,   First Quarter   First Quarter   First Quarter   December 31,
(DOLLARS IN MILLIONS)          2002       2002 Average    2002 High        2002 Low         2001
-----------------------------------------------------------------------------------------------------
Interest rate                  $ 40          $ 40            $49             $35            $ 37
Equities                         27            23             55              14               4
Commodities                      19            15             20              11              14
Currency                         --            --             --              --              --
Diversification Benefit         (26)          (22)           N/A             N/A             (12)
-----------------------------------------------------------------------------------------------------
         Total                 $ 60          $ 56            $88             $43            $ 43
-----------------------------------------------------------------------------------------------------


The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at March 31, 2002, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. The

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Company is in the middle of a large scale, long term process of calculating its VAR by a more robust methodology. Approximately 50% of the total portfolio is calculated under a new methodology which simulates tens of thousands of market factors to measure VAR. The previous methodology simulated fewer market factors to measure VAR. VAR reflects the risk profile of the Company at March 31, 2002, and is not a predictor of future results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company and various of its affiliates, together with numerous other parties, are named as defendants in a number of lawsuits, including putative class actions, arising out of and relating to dealings with Enron Corp. and Enron-related securities. These lawsuits allege violations of certain federal and state securities laws (including Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended), certain federal statutes (including the Employment Retirement Income Security Act of 1974 and the Racketeer Influenced and Corrupt Organizations Act), and certain common law claims (including negligence, civil conspiracy and fraud). The Company has also received inquiries from regulatory agencies and Congressional committees, with which it is fully cooperating.

In April 2002, consolidated amended complaints were filed against the Company and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against the Company and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits: See Exhibit Index.

      (b) Reports on Form 8-K:

On January 18, 2002, the Company filed a Current Report on Form 8-K, dated January 17, 2002, reporting under Item 5 thereof the results of 2001 and 2000.

On January 23, 2002, the Company filed a Current Report on Form 8-K, dated January 17, 2002, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Equity Linked Securities (ELKS) based on the common stock of Cisco Systems, Inc. due January 24, 2003.

On March 19, 2002, the Company filed a Current Report on Form 8-K, dated March 14, 2002, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Equity Linked Securities (ELKS) based on the common stock of Motorola, Inc. due March 20, 2003.

No other reports on Form 8-K were filed during the first quarter of 2002, however:

On April 16, 2002, the Company filed a Current Report on Form 8-K, dated April 15, 2002, reporting under Item 5 thereof the results of its operations for the three-month periods ended March 31, 2002 and 2001.

On April 16, 2002, the Company filed a Current Report on Form 8-K, dated April 11, 2002, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Equity Linked Securities (ELKS) based on the common stock of Intel Corporation due April 17, 2003.

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


                                     SALOMON SMITH BARNEY HOLDINGS INC.
                                     ----------------------------------
                                     (Registrant)



Date:  May 14, 2002                  By:  /s/ Barbara Yastine
                                          ----------------------------
                                     Barbara Yastine
                                     Chief Financial Officer

                                     By:  /s/ Michael J. Day
                                          ----------------------------
                                     Michael J. Day
                                     Controller