Form 10-Q
period 2002-06-30
SALOMON SMITH BARNEY HOLDINGS INC
filed 2002-08-13
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

AVAILABLE ON THE WEB @ www.citigroup.com.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2002



                                                                                                  PAGE
                                                                                                  ----
Part I.           Financial Information

  Item 1.         Condensed Consolidated Financial Statements:

                  Condensed Consolidated Statements of Income (Unaudited) -
                           Three and six months ended June 30, 2002 and 2001                        1

                  Condensed Consolidated Statements of Financial Condition -
                           June 30, 2002 (Unaudited) and December 31, 2001                      2 - 3

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                           Six months ended June 30, 2002 and 2001                                  4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)             5 - 11

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                 12 - 18

  Item 3.         Quantitative and Qualitative Disclosures about Market Risk                       19

Part II.          Other Information

  Item 1.         Legal Proceedings                                                                19

  Item 6.         Exhibits and Reports on Form 8-K                                                 21


  Exhibit Index                                                                                    22

  Signatures                                                                                       23

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


        Dollars in millions                                             Three Months               Six Months
        Period Ended June 30,                                        2002         2001         2002          2001
        ---------------------                                        ----         ----         ----          ----
        Revenues:
           Commissions                                             $ 1,003      $   921      $ 1,958       $ 1,934
           Investment banking                                          958        1,010        1,874         2,118
           Asset management and administration fees                    853          816        1,684         1,657
           Principal transactions                                       56          581          663         1,733
           Other                                                       181           86          268           303
                                                                   -------      -------      -------       -------
        Total noninterest revenues                                   3,051        3,414        6,447         7,745
                                                                   -------      -------      -------       -------
           Interest and dividends                                    2,483        3,956        4,714         8,058
           Interest expense                                          1,702        3,426        3,255         7,127
                                                                   -------      -------      -------       -------
        Net interest and dividends                                     781          530        1,459           931
                                                                   -------      -------      -------       -------
        Revenues, net of interest expense                            3,832        3,944        7,906         8,676
                                                                   -------      -------      -------       -------
        Noninterest expenses:
           Compensation and benefits                                 2,100        2,075        4,357         4,565
           Floor brokerage and other production                        182          163          326           366
           Communications                                              162          167          314           337
           Occupancy and equipment                                     139          157          266           320
           Advertising and market development                           77           86          146           204
           Professional services                                        69           65          122           167
           Other operating and administrative expenses                 114           53          184           280
           Restructuring charge                                         --           42           --           112
                                                                   -------      -------      -------       -------
        Total noninterest expenses                                   2,843        2,808        5,715         6,351
                                                                   -------      -------      -------       -------
        Income before income taxes and cumulative
          effect of changes in accounting principles                   989        1,136        2,191         2,325
        Provision for income taxes                                     370          402          819           824
                                                                   -------      -------      -------       -------
        Income before cumulative effect of changes
          in accounting principles                                     619          734        1,372         1,501
        Cumulative effect of changes in accounting principles
          (net of tax benefits of $16 and $1, respectively)             --           --          (24)           (1)
                                                                   -------      -------      -------       -------
        Net income                                                 $   619      $   734      $ 1,348       $ 1,500
                                                                   =======      =======      =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             June 30,                   December 31,
Dollars in millions                                                                            2002                         2001
-------------------                                                                            ----                         ----
                                                                                           (Unaudited)
Assets:
Cash and cash equivalents                                                                    $  3,169                     $  3,018
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                    3,456                        5,327

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                           $105,026                       $ 94,204
   Deposits paid for securities borrowed                                       49,817                         45,337
                                                                             --------                       --------
                                                                                              154,843                      139,541

Financial instruments owned and contractual commitments:
  (Approximately $24 billion and $34 billion were pledged to various parties at June 30, 2002 and December 31, 2001, respectively)
   U.S. government and government agency securities                            37,997                         45,813
   Equity securities                                                           15,873                         10,987
   Corporate debt securities                                                   15,209                         13,463
   Non-U.S. government and government agency securities                        12,984                          8,084
   Contractual commitments                                                     11,653                          9,333
   Mortgage loans and collateralized mortgage securities                        7,067                          6,868
   Money market instruments                                                     5,535                          4,663
   Other financial instruments                                                  3,938                          5,157
                                                                             --------                       --------
                                                                                              110,256                      104,368
Receivables:
   Customers                                                                   17,263                         19,353
   Brokers, dealers and clearing organizations                                  3,555                         15,441
   Other                                                                        2,092                          2,793
                                                                             --------                       --------
                                                                                               22,910                       37,587

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $1,017 and
  $959, respectively                                                                            1,132                        1,204

Goodwill                                                                                        1,523                        1,400

Intangibles                                                                                       787                          941

Other assets                                                                                    5,616                        7,466
                                                                                             --------                     --------
Total assets                                                                                 $303,692                     $300,852
                                                                                             ========                     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                           June 30,                     December 31,
Dollars in millions, except share data                                                       2002                           2001
--------------------------------------                                                       ----                           ----
                                                                                         (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                            $20,801                        $18,890

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                        $138,472                         $126,118
   Deposits received for securities loaned                                 18,470                           13,050
                                                                         --------                         --------
                                                                                            156,942                        139,168
Financial instruments sold, not yet purchased,
 and contractual commitments:
   Non-U.S. government and government agency securities                    16,983                           14,970
   U.S. government and government agency securities                        13,700                           20,024
   Contractual commitments                                                 11,136                            9,542
   Corporate debt securities and other                                      6,683                            6,034
   Equity securities                                                        4,677                            5,670
                                                                         --------                         --------
                                                                                             53,179                         56,240
Payables and accrued liabilities:
   Customers                                                               15,544                           20,463
   Brokers, dealers and clearing organizations                              5,111                           13,382
   Other                                                                   10,358                           13,392
                                                                         --------                         --------
                                                                                             31,013                         47,237
Term debt                                                                                    28,976                         27,219

Company-obligated mandatorily redeemable securities of
 subsidiary trust holding solely junior subordinated
 debt securities of the Company                                                                 400                            400

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                         --                               --
   Additional paid-in capital                                               2,497                            2,479
   Retained earnings                                                        9,884                            9,224
   Accumulated changes in equity from nonowner sources                         --                               (5)
                                                                         --------                         --------
Total stockholder's equity                                                                   12,381                         11,698
                                                                                           --------                       --------
Total liabilities and stockholder's equity                                                 $303,692                       $300,852
                                                                                           ========                       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

  Dollars in millions
  Six Months Ended June 30,                                                        2002            2001
  -------------------------                                                        ----            ----
Cash flows from operating activities:
 Net income                                                                      $  1,348       $  1,500
 Depreciation and amortization                                                        164            269
                                                                                 --------       --------
 Net income adjusted for noncash items                                              1,512          1,769
                                                                                 --------       --------
(Increase) decrease in operating assets -
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                            1,871         (1,045)
 Collateralized short-term financing agreements                                   (15,302)       (29,172)
 Financial instruments owned and contractual commitments                           (5,888)       (16,754)
 Receivables                                                                       14,677          3,417
 Goodwill, intangibles and other assets, net                                        2,274            139
                                                                                 --------       --------
 Increase in operating assets                                                      (2,368)       (43,415)
                                                                                 --------       --------
Increase (decrease) in operating liabilities -
 Collateralized short-term financing agreements                                    17,774         42,382
 Financial instruments sold, not yet purchased, and contractual commitments        (3,061)        (2,242)
 Payables and accrued liabilities                                                 (16,272)           597
                                                                                 --------       --------
 Increase (decrease) in operating liabilities                                      (1,559)        40,737
                                                                                 --------       --------
Net cash used in operating activities                                              (2,415)          (909)
                                                                                 --------       --------
Cash flows from financing activities:
 Increase (decrease) in commercial paper and other short-term borrowings            1,911         (3,902)
 Proceeds from issuance of term debt                                                5,944          9,112
 Term debt maturities and repurchases                                              (4,567)        (3,320)
 Repayment of mandatorily redeemable securities of subsidiary trust                    --           (345)
 Dividends paid                                                                      (640)          (863)
 Other capital transactions                                                             4            203
                                                                                 --------       --------
Net cash provided by financing activities                                           2,652            885
                                                                                 --------       --------
Cash flows from investing activities:
 Property, equipment and leasehold improvements, net                                  (86)          (300)
                                                                                 --------       --------
Cash used in investing activities                                                     (86)          (300)
                                                                                 --------       --------
Increase (decrease) in cash and cash equivalents                                      151           (324)
Cash and cash equivalents at January 1,                                             3,018          2,623
                                                                                 --------       --------
Cash and cash equivalents at June 30,                                            $  3,169       $  2,299
                                                                                 ========       ========

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes.

The Company paid cash for income taxes, net of refunds, of $1,163 million during the six months ended June 30, 2002 and received net refunds of $226 million during the six months ended June 30, 2001.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Net income for the first six months of 2002 and 2001 adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite lived intangible assets are as follows:

       (In millions)                                         Three Months                         Six Months
                                                             ------------                         ----------
       Period ended June 30,                           2002               2001               2002             2001
       ---------------------                           ----               ----               ----             ----
       Net income:
         Reported net income                           $619               $734             $ 1,348          $1,500
         Goodwill amortization                                              15                                  31
         Indefinite lived intangible assets                                 10                                  20
                                                       ====               ====             =======          ======
         Adjusted net income                           $619               $759             $ 1,348          $1,551
                                                       ====               ====             =======          ======

During the three and six months ended June 30, 2001, the after-tax amortization expense related to goodwill and indefinite lived intangible assets which are no longer amortized included $15 million and $31 million, respectively, related to the Investment Services segment and $10 million and $20 million, respectively, related to the Asset Management segment.

Net income for the years ended December 31, 2001, 2000, and 1999 adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite lived intangible assets are as follows:

(In millions)
Year ended                                      2001               2000               1999
----------                                      ----               ----               ----
Net income:
 Reported net income                          $2,627             $3,032             $ 2,812
 Goodwill amortization                            63                 45                  26
 Indefinite lived intangible assets               39                 45                  46
                                              ======             ======             =======
  Adjusted net income                         $2,729             $3,122             $ 2,884
                                              ======             ======             =======


For the years ended December 31, 2001, 2000 and 1999, the after-tax amortization expense related to goodwill and indefinite lived intangible assets which are no longer amortized included $63 million, $49 million and $37 million, respectively, related to the Investment Services segment and $39 million, $41 million and $35 million, respectively, related to the Asset Management segment.

At January 1, 2002, the goodwill balance was $1,366 million for the Investment Services segment and $34 million for the Asset Management segment. During the first six months of 2002, no goodwill was impaired or written off. In connection with the adoption of SFAS 142, the Company reviewed the classification of intangible assets and determined that $117 million of workforce in-place should be reclassified to goodwill at January 1, 2002. During the first six months of 2002, the Company recorded additional goodwill of $6 million primarily related to an adjustment to the purchase price of AST StockPlan, Inc. Each of these changes related to the Investment Services segment. The Company's goodwill balance at June 30, 2002 was $1,488 million for the Investment Services segment and $35 million for the Asset Management segment.

At June 30, 2002, $760 million of the Company's acquired intangible assets, primarily asset management and administration contracts, were considered to be of indefinite life and not subject to amortization.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


All other acquired intangible assets are subject to amortization. During the first six months of 2002, the Company acquired $7 million in software licenses which will be amortized over approximately 3 years. No significant residual value is estimated for these intangible assets. Intangible assets amortization expense for the three and six months ended June 30, 2002 was $4 million and $7 million, respectively, and $2 million and $3 million for the three and six months ended June 30, 2001, respectively. The components of intangible assets that are subject to amortization were as follows:


                                     June 30, 2002                         December 31, 2001
                                     -------------                         -----------------
                          Gross Carrying        Accumulated       Gross Carrying       Accumulated
(In millions)                 Amount           Amortization           Amount           Amortization
-------------                 ------           ------------           ------           ------------
Software licenses               $49                 $22                $42                 $15
                                ===                 ===                ===                 ===


Intangible assets amortization expense is estimated to be $5 million for the remainder of 2002, $7 million in 2003, $6 million in 2004, $4 million in 2005, $4 million in 2006, and $1 million in 2007.

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

For the three and six months ended June 30, 2002 and 2001, hedge ineffectiveness resulting from designating interest rate swaps as fair value hedges of fixed rate term debt was reported in the condensed consolidated statement of income in "Other revenue" and was not material.

For the three and six months ended June 30, 2002 and 2001, hedges of net investments in foreign operations were considered effective. Losses of $80 million and $83 million for the three and six months ended June 30, 2002, respectively, and a loss of $7 million and gain of $67 million for the three and six months ended June 30, 2001, respectively, that pertained to the designated hedging instruments are included in cumulative translation adjustments, a component of "Accumulated changes in equity from nonowner sources" in the condensed consolidated statement of financial condition.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


addition, SFAS 146 requires that the liability be measured at fair value and adjusted for changes in estimated cash flows.

The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect the Company's financial statements.

NOTE 2. RESTRUCTURING CHARGES

During 2001, the Company recorded restructuring charges of $70 million ($41 million after tax), $42 million ($26 million after tax) and $5 million ($3 million after tax) in the first, second and fourth quarters of 2001, respectively, for severance and related costs associated with the reduction of staffing in certain businesses and are expected to be fully paid out by the end of 2002. These amounts apply to the involuntary termination of approximately 2,000 employees (90% located in the United States and 10% overseas). The second quarter charge is net of a reversal of $18 million ($11 million after tax) which relates to the accrual in the first quarter of 2001 of severance and other related costs associated with the reduction of staffing in certain businesses which were subsequently sold. These related costs were not borne by the Company in the sale which closed in the third quarter of 2001. At June 30, 2002, the remaining restructuring reserve balance of $11 million is included in the condensed consolidated statement of financial condition in "Payables and accrued liabilities-other".

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

         Dollars in millions                                   Three Months                     Six Months
         Period ended June 30,                            2002            2001            2002             2001
         ---------------------                            ----            ----            ----             ----
         Net income                                       $619            $734           $1,348          $1,500
         Other changes in equity from nonowner
            sources                                          5               7                5              (1)
                                                          ----            ----           ------          ------
             Total comprehensive income                   $624            $741           $1,353          $1,499
                                                          ====            ====           ======          ======

NOTE 4. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to SSBH's principal regulated subsidiaries at June 30, 2002 are as follows:

                                                                                                 NET              EXCESS OVER
(DOLLARS IN MILLIONS)                                                                            CAPITAL          MINIMUM
SUBSIDIARY                                            JURISDICTION                               OR EQUIVALENT    REQUIREMENTS
----------                                            ------------                               -------------    ------------
Salomon Smith Barney Inc.                 U.S. Securities and Exchange Commission
                                          Uniform Net Capital Rule (Rule 15c3-1)                     $3,112          $2,709

Salomon Brothers International Limited    United Kingdom's Financial Services Authority              $2,789          $  555

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At June 30, 2002, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

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

A summary of the Company's contractual commitments as of June 30, 2002 and December 31, 2001 is as follows:

                                                                   JUNE 30, 2002                           DECEMBER 31, 2001
                                                     ---------------------------------------- -------------------------------------
                                                        Notional                                Notional
                                                     or Contractual    Current Market or      or Contractual    Current Market or
                                                        Amounts           Fair Value             Amounts            Fair Value
                                                     --------------  ------------------------ --------------  ---------------------
Dollars in billions                                                   Assets      Liabilities                  Assets   Liabilities
-------------------                                  --------------  --------     ----------- --------------  --------  -----------
Exchange-traded products:
   Futures contracts (a)                                $  183.9           $-            $-     $  172.5            $-         $-
   Other exchange-traded products:
     Equity contracts                                      195.1           .6            .9         86.2            .4         .5
     Fixed income contracts                                 12.2           --            --         26.1            --         --
     Commodity contracts                                     1.4           --            --          1.0            --         --
                                                        --------     --------      --------     --------      --------   --------
Total exchange-traded products                             392.6           .6            .9        285.8            .4         .5
                                                        --------     --------      --------     --------      --------   --------
Over-the-counter ("OTC") swaps, swap options, caps,
floors and forward rate agreements:
   Swaps                                                 2,725.0                                 2,603.1
   Swap options written                                     56.5                                    86.2
   Swap options purchased                                   49.0                                    50.4
   Caps, floors and forward rate agreements                171.4                                   181.4
                                                        --------     --------      --------     --------      --------   --------
Total OTC swaps, swap options, caps, floors and
forward rate agreements (b)                              3,001.9          7.8           7.0      2,921.1           6.7        5.9
                                                        --------     --------      --------     --------      --------   --------
Other options and contractual commitments:
   Options and warrants on equities and equity
   indices                                                  66.8          1.4           2.4         66.8           1.1        2.2
   Options and forward contracts on fixed-income
   securities                                              655.1          1.3            .3      1,134.8            .5         .3
   Foreign exchange contracts and options(b)                70.5           .5            .4         49.1            .5         .5
   Commodity contracts                                      14.7           .1            .1          9.9            .1         .1
                                                        --------     --------      --------     --------      --------   --------
Total contractual commitments                           $4,201.6     $   11.7      $   11.1     $4,467.5      $    9.3   $    9.5
                                                        ========     ========      ========     ========      ========   ========


(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $15.3 billion and $4.9 billion at June 30, 2002 and $14.1 billion and $2.7 billion at December 31, 2001, respectively.

\               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6.     SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management.


      Dollars in millions                            Three Months                Six Months
      Period ended June 30,                       2002          2001         2002          2001
                                                -------       -------       -------       -------
Noninterest revenues:
   Investment Services                          $ 2,708       $ 3,088       $ 5,772       $ 7,098
   Asset Management                                 343           326           675           647
                                                -------       -------       -------       -------
Total                                           $ 3,051       $ 3,414       $ 6,447       $ 7,745
                                                =======       =======       =======       =======

Net interest and dividends:
   Investment Services                          $   783       $   531       $ 1,461       $   935
   Asset Management                                  (2)           (1)           (2)           (4)
                                                -------       -------       -------       -------
Total                                           $   781       $   530       $ 1,459       $   931
                                                =======       =======       =======       =======

Income before cumulative effect of changes
  in accounting principles:
   Investment Services                          $   525       $   648       $ 1,177       $ 1,334
   Asset Management                                  94            86           195           167
                                                -------       -------       -------       -------
Total                                           $   619       $   734       $ 1,372       $ 1,501
                                                =======       =======       =======       =======


Total assets of the Investment Services and Asset Management segments were $301.9 billion and $1.8 billion, respectively, at June 30, 2002 and $299.2 billion and $1.7 billion, respectively, at December 31, 2001. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7.     TERM DEBT

Term debt consists of issues with original maturities in excess of one year. Certain issues are redeemable, in whole or in part, at par or at premiums prior to maturity.


                                 Fixed Rate
                                 Obligations  Fixed Rate    Total Fixed   Variable     Equity-Linked
                                 Swapped to   Obligations      Rate         Rate         & Indexed        Total          Total
Dollars in millions               Variable    Not Swapped   Obligations  Obligations   Obligations(1)  June 30, 2002   Dec. 31, 2001
                                   -------      -------      -------       -------     --------------     -------          -------
U.S. dollar denominated:
Salomon Smith Barney Holdings
  Inc. (SSBH)                      $ 7,936      $   269      $ 8,205       $11,771        $1,329          $21,305          $19,947
Subsidiaries (1)                        --           --           --           415         1,912            2,327            2,750
                                   -------      -------      -------       -------        ------          -------          -------
U.S. dollar denominated            $ 7,936      $   269      $ 8,205       $12,186        $3,241          $23,632          $22,697
                                   -------      -------      -------       -------        ------          -------          -------
Non-U.S. dollar denominated:
Salomon Smith Barney Holdings
  Inc. (SSBH)                        1,745           --        1,745         2,284           499            4,528            4,020
Subsidiaries                           454           10          464           352            --                816              502
                                   -------      -------      -------       -------        ------          -------          -------
Non-U.S. dollar denominated          2,199           10        2,209         2,636           499            5,344            4,522
                                   -------      -------      -------       -------        ------          -------          -------
Term debt                          $10,135      $   279      $10,414       $14,822        $3,740          $28,976          $27,219
                                   =======      =======      =======       =======        ======          =======          =======

      (1) Includes Targeted Growth Enhanced Term Securities ("TARGETS") with carrying values of $449 million issued by TARGETS Trusts III through XV at June 30, 2002 and $460 million issued by TARGETS Trusts III through XIII at December 31, 2001 (collectively the "Trusts"). The Company owns all of the voting securities of the Trusts which are consolidated in the Company's condensed consolidated statements of financial condition. The Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the Trusts' common securities. The Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by the Company.

NOTE 8.     LEGAL PROCEEDINGS

In addition to those matters discussed under Part II, Item 1, "Legal Proceedings", the Company has also been named as a defendant in legal actions relating to its operations, some of which seek damages of material or indeterminate amounts. From time to time, the Company is also a party to examinations and inquiries by various regulatory and self-regulatory bodies. In connection with its discontinued commodities processing operations, the Company and certain of its subsidiaries are subject to claims asserted by the U.S. Environmental Protection Agency, certain state agencies and private parties in connection with environmental matters. Management of the Company, after consultation with outside legal counsel, believes that the ultimate resolution of legal proceedings and environmental matters (net of applicable reserves) will not have a material adverse effect on the Company's financial condition; however, such resolution could have a material adverse impact on operating results in future periods depending in part on the results for such period.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

RESULTS OF OPERATIONS

The Company recorded net income of $619 million for the three months ended June 30, 2002 (the "2002 Quarter") compared to net income of $734 million for the three months ended June 30, 2001 (the "2001 Quarter"). Revenues, net of interest expense, were $3,832 million in the 2002 Quarter compared to $3,944 million in the 2001 Quarter. Principal transaction revenues decreased to $56 million in the 2002 Quarter as a result of declines in fixed income and equity trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities. Investment banking revenues declined to $958 million in the 2002 Quarter compared to $1,010 million in the 2001 Quarter as a result of declines in merger and acquisition fees and high grade debt underwriting, offset to an extent by increased equity underwriting.

For the six months ended June 30, 2002 (the "2002 Period"), net income decreased to $1,348 million compared to $1,500 million recorded for the six months ended June 30, 2001 (the "2001 Period"). Revenues, net of interest expense, were $7,906 million in the 2002 Period compared to $8,676 million in the 2001 Period. This decrease is primarily the result of a decrease in principal transaction revenues in the 2002 Period, particularly fixed income and equity trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities. Investment banking revenue decreased in the 2002 Period as a result of decreases in merger and acquisition fees and high grade debt underwriting, partially offset by increases in equity underwriting. Included in investment banking revenues for the 2002 Period were fees from the Travelers Property Casualty Corp. initial public offering in the first quarter of 2002.

Total expenses in the 2002 Quarter and 2002 Period increased $57 million and decreased $448 million, respectively, from the appropriate 2001 periods, excluding the restructuring charge in the 2001 Quarter and the impact of a change in the presentation of intercompany balances and the absence of goodwill and other indefinite-lived intangible amortization due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

During the first two quarters of 2001, the Company recorded restructuring charges of $70 million ($41 million after tax) and $42 million ($26 million after tax), respectively, relating to severance and related costs associated with the reduction of staffing in certain businesses (see Note 2 to the condensed consolidated financial statements for further discussion of the restructuring charges). In the first quarter of 2002, the Company recorded a cumulative after-tax loss of $24 million (net of tax benefit of $16 million) which related to the adoption of SFAS 142. During the first quarter of 2001, the Company recorded a cumulative after-tax loss of $1 million (net of tax benefit of $1 million) which related to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



INVESTMENT SERVICES

  Dollars in millions                      Three Months             Six Months
  Period Ended June 30,                 2002        2001        2002         2001
                                       ------      ------      ------      ------
  Revenues:
  Commissions                          $  999      $  918      $1,950      $1,929
  Investment banking                      954       1,004       1,866       2,099
  Asset management and
    administration fees                   521         499       1,030       1,032
  Principal transactions                   56         584         661       1,741
  Other                                   178          83         265         297
                                       ------      ------      ------      ------
Total noninterest revenues              2,708       3,088       5,772       7,098
                                       ------      ------      ------      ------
  Net interest and dividends              783         531       1,461         935
                                       ------      ------      ------      ------
Revenues, net of interest expense       3,491       3,619       7,233       8,033
                                       ------      ------      ------      ------

Noninterest expenses:
  Other operating and
    administrative expenses             2,658       2,587       5,365       5,874
  Restructuring charge                     --          41          --         111
                                       ------      ------      ------      ------
Total noninterest expense               2,658       2,628       5,365       5,985
                                       ------      ------      ------      ------
Income before income taxes and
  cumulative effect of changes
  in accounting principles                833         991       1,868       2,048
                                       ------      ------      ------      ------
Provision for income taxes                308         343         691         714
                                       ------      ------      ------      ------
Income before cumulative effect
  of changes in accounting principles  $  525      $  648      $1,177      $1,334
                                       ------      ------      ------      ------


The Company's Investment Services segment reported income of $525 million and $1,177 million for the 2002 Quarter and 2002 Period, respectively, compared to $648 million and $1,334 million for the 2001 Quarter and 2001 Period, respectively. Revenues, net of interest expense, decreased to $3,491 million and $7,233 million in the 2002 Quarter and 2002 Period, respectively, compared to $3,619 million and $8,033 million in the 2001 Quarter and 2001 Period, respectively.

Commission revenues increased to $999 million and $1,950 million in the 2002 Quarter and 2002 Period, respectively, compared to $918 million and $1,929 million in the 2001 Quarter and 2001 Period, respectively. These increases were primarily the result of increases in OTC commissions, offset to an extent by declines in listed and options commissions.

Investment banking revenues decreased to $954 million in the 2002 Quarter compared to $1,004 million in the 2001 Quarter, primarily due to declines in merger and acquisition fees and high grade debt underwriting, partially offset by increases in equity underwriting. In the 2002 Period, investment banking revenues decreased to $1,866 million. Included in investment banking revenues for the 2002 Period were fees from the Travelers Property Casualty Corp. initial public offering.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The Investment Services segment includes results from assets managed by the Company's Financial Consultants and assets that are managed through the Consulting Group. Asset management and administration fees increased to $521 million in the 2002 Quarter compared to $499 million in the 2001 Quarter, due primarily to an increase in assets under fee-based management billings which are calculated based on asset levels on a one quarter lag. Asset management and administration fees were $1,030 million in the 2002 Period, relatively unchanged from the 2001 Period.

Principal transactions revenues decreased to $56 million and $661 million in the 2002 Quarter and the 2002 Period, respectively, compared to $584 million and $1,741 million the 2001 Quarter and the 2001 Period, respectively. These decreases were the result of declines in fixed income and equity trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities.

Other revenues increased to $178 million in the 2002 Quarter primarily due to a change in the presentation of intercompany balances that had the effect of reducing other revenues and other expenses in the 2001 Quarter. In the 2002 Period, other income decreased to $265 million as a result of decreased revenues from Nikko Salomon Smith Barney Limited, the Company's joint venture with Nikko Securities Co. Ltd.

Net interest and dividends increased 47% to $783 million in the 2002 Quarter and 56% to $1,461 million in the 2002 Period as a result of higher mortgage-backed trading interest and increased dividend income.

Total expenses in the 2002 Quarter increased 3%, excluding interest and the restructuring charge in the 2001 Quarter as a result of increased floor brokerage expense and a change in the presentation of intercompany balances that had the impact of reducing other revenue and other expense in the 2001 Quarter. This increase was partially offset by the absence of goodwill and other indefinite-lived intangible amortization due to the adoption of SFAS 141 and SFAS 142 in 2002. Total expenses in the 2002 Period decreased 9%, excluding the interest and the restructuring charge, to $5,365 million. This decrease was primarily the result of a decrease in compensation and benefits expense, reduced occupancy and floor brokerage expense and savings from restructuring actions initiated during the first and second quarters of 2001. The Company continues to maintain its focus on controlling fixed expenses. Also contributing to the decrease in the 2002 Period was the absence of goodwill and other indefinite-lived intangible amortization due to the adoption of SFAS 141 and SFAS 142.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


ASSET MANAGEMENT

   Dollars in millions                   Three Months         Six Months
   Period Ended June 30,                2002      2001      2002      2001
                                        ----      ----      ----      ----
Revenues:
   Asset management and administration
    fees                                $332      $317      $654      $625
   Other revenue, net                      9         8        19        18
                                        ----      ----      ----      ----
Revenues, net of interest expense        341       325       673       643
                                        ----      ----      ----      ----
Noninterest expenses:
   Other operating and
    administrative expenses              185       179       350       365
   Restructuring charge                   --         1        --         1
                                        ----      ----      ----      ----
Total noninterest expense                185       180       350       366
                                        ----      ----      ----      ----
Income before income taxes and
  cumulative effect of changes in
  accounting principles                  156       145       323       277
                                        ----      ----      ----      ----
Provision for income taxes                62        59       128       110
                                        ----      ----      ----      ----
Income before cumulative effect of
changes in accounting principles        $ 94      $ 86      $195      $167
                                        ====      ====      ====      ====

The Company's Asset Management segment revenues, net of interest expense, rose to $341 million and $673 million in the 2002 Quarter and 2002 Period, respectively, compared to $325 million and $643 million in the 2001 Quarter and 2001 Period, respectively. The primary revenue for the Asset Management segment is asset management and administration fees, which were $332 million and $654 million in the 2002 Quarter and 2002 Period, respectively, compared to $317 million and $625 million in the 2001 Quarter and 2001 Period, respectively. The increase in total revenues reflects growth in assets under management for the 2002 Quarter compared to the prior-year period. Assets under management for the segment reached $270.2 billion at June 30, 2002, up from $268.1 billion at June 30, 2001. Other revenues include the net revenue contribution to the Asset Management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $185 million and $350 million in the 2002 Quarter and 2002 Period, respectively, compared to $180 million and $366 million in the 2001 Quarter and 2001 Period, respectively. The increase in the 2002 Quarter reflects growth in variable expenses including increased incentive compensation. The decrease in expenses for the 2002 Period over the prior-year period is primarily due to the absence of goodwill/intangible amortization as a result of adopting SFAS 141 and SFAS 142, as well as reduced occupancy expenses and lower advertising and marketing expenses. Other operating and administrative expenses includes amortization of deferred commissions which relate to the sale of load mutual funds.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Total assets under fee-based management were as follows:

Dollars in billions
At June 30,                                      2002         2001
                                                ------      ------
Money market and institutional liquidity
  funds                                         $ 98.8      $ 93.0
Mutual funds                                      71.4        73.9
Managed accounts                                  93.9        93.1
Unit investment trusts held in client
 accounts                                          6.1         8.1
                                                ------      ------
     Salomon Smith Barney Asset Management       270.2       268.1

Financial Consultant managed accounts*            49.5        57.0

Consulting Group and internally managed
assets*                                          137.4       149.3
                                                ------      ------
Total assets under fee-based management         $457.1      $474.4
                                                ======      ======


*     Related results included in Investment Services segment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $304 billion at June 30, 2002, an increase from $301 billion at year-end 2001. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $231.2 billion at June 30, 2002. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $20.7 billion at June 30, 2002.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2003. Any borrowings under this facility would mature in May 2005. The Company also has a $100 million 364-day committed uncollateralized revolving line of credit with an unaffiliated bank that extends through June 2003, with any borrowings under this facility maturing in June 2004. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate), and compensates the banks for these facilities through facility fees. At June 30, 2002, there were no outstanding borrowings under these facilities. The Company also has committed

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


long-term financing facilities with unaffiliated banks. At June 30, 2002, the Company had drawn down the full $1.4 billion then available under these facilities. A bank can terminate its facility by giving the Company one year's notice. The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the respective agreements). At June 30, 2002, these requirements were exceeded by approximately $4.6 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The following table shows the results of the Company's VAR analysis, which includes substantially all of the Company's financial assets and liabilities, including all financial instruments owned and sold, contractual commitments, repurchase and resale agreements, and related funding at June 30, 2002 and December 31, 2001. The VAR relating to non-trading instruments has been excluded from this analysis.


RISK EXPOSURES              June 30,   Second Quarter  Second Quarter  Second Quarter    December 31,
($ IN MILLIONS)              2002       2002 Average     2002 High        2002 Low           2001
---------------              ----       ------------     ---------        --------           ----
Interest rate                $ 41          $ 45            $ 68             $ 37             $ 37
Equities                       28            20              37                7                4
Commodities                     9            14              20                8               14
Currency                       --            --              --               --               --
Diversification Benefit       (22)          (24)            N/A              N/A              (12)
                             ----       ------------     ---------        --------           ----
      Total                  $ 56          $ 55            $ 74             $ 44             $ 43
                             ====       ============     =========        ========           ====

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at June 30, 2002, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. The Company is in the middle of a large-scale, long-term process of calculating its VAR by a more robust methodology. Approximately 50% of the total portfolio is calculated under the new methodology which simulates tens of thousands of market factors to measure VAR. The previous methodology simulated fewer market factors to measure VAR. VAR reflects the risk profile of the Company at June 30, 2002, and is not a predictor of future results.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Enron Corp.

In April 2002, Citigroup Inc. ("Citigroup") and, in one case, Salomon Smith Barney Inc. ("SSB") were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), and the Racketeer Influenced and Corrupt Organizations Act ("RICO"), as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints, which are pending.

In July 2002, Citigroup, SSB and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and seeks unspecified damages.

Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) an action brought in state court by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, fraud and misrepresentation; and
(iv) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities law, including
Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended.

Additionally, Citigroup and certain of its affiliates have received inquiries and requests for information from various regulatory and governmental agencies and Congressional committees regarding certain transactions and business relationships with Enron and its affiliates. Citigroup is cooperating fully with all such requests.

RESEARCH

Since May 2002, SSB and Jack Grubman have been named as defendants in a number of putative class action complaints by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, by failing to disclose conflicts of interest in connection with published investment research, including Global Crossing and WorldCom, Inc. Actions concerning Global Crossing securities filed in the United States District Court for the Southern District of New York include Rolseth, et al. v. Salomon Smith Barney Inc., et al.; Roberts, et al. v. Salomon Smith Barney Inc., et al.; Musacchio, et al. v. Salomon Smith Barney Inc. et al.; Ovetzky-Weiss, et al. v. Salomon Smith Barney Inc., et al.; Glindeman, Jr., et al. v. Salomon Smith Barney Inc., et al.; Telesca, et al. v. Salomon Smith Barney Inc., et al.; Kleinknecht, et al. v. Salomon Smith Barney Inc., et al.; Shuster, et al. v. Salomon Smith Barney Inc., et al. Actions concerning WorldCom securities filed in the United States District Court for the Southern District of New York include Singleton v. Salomon Smith Barney Inc., et al.; Brakl, et al. v. Salomon Smith Barney Inc., et al.; Berger, et al. v. Salomon Smith Barney Inc., et al.; Emerson, et al. v. Salomon Smith Barney Inc., et al.; Garner, et al. v. Salomon Smith Barney Inc., et al.; Spangler, et al. v. Salomon Smith Barney Inc., et al.; Ackerman, et al. v. Salomon Smith Barney Inc., et al.; Mower, et al. v. Salomon Smith Barney Inc., et al.; Criner, et al. v. Salomon Smith Barney Inc., et al.; Hallisey & Johnson Profit Sharing Plan, et al. v. Salomon Smith Barney Inc., et al.; Balfus, et al. v. Salomon Smith Barney Inc., et al.; Kim, et al.
v. Salomon Smith Barney Inc., et al.; McCauley, et al. v. Salomon Smith Barney Inc., et al; Herman, et al. v. Salomon Smith Barney Inc., et al.; Ripple, et al.
v. Salomon Smith Barney Inc., et al.

Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the National Association of Securities Dealers which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. SSB is cooperating fully with all such requests.

WORLDCOM, INC.

Citigroup and SSB are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These include putative class actions filed in July 2002 by purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. v. WorldCom, Inc., et al.; Municipal Police Employees Retirement System of Louisiana v. WorldCom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund v. WorldCom, Inc., et al.). These complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, and seek unspecified damages from the underwriters.

Additional actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom securities including (i) individual state court actions brought by various pension funds in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud and (ii) a putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud.

OTHER

Additional lawsuits containing similar claims to those described above may be filed in the future.

For information concerning a suit filed by Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust) and others against Salomon Brothers Inc. and Salomon Brothers Realty Corporation, and a review by the

Department of Labor and the Internal Revenue Service of the related underlying transactions, see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 2001 (File No. 1-4346), which description is included as Exhibit 99.03 to this Form 10-Q and incorporated by reference herein. In July 2002, the entire matter was settled and all claims were resolved.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:       See Exhibit Index.

(b)     Reports on Form 8-K:

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

On June 25, 2002, the Company filed a Current Report on Form 8-K, dated June 20, 2002, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Equity Linked Securities (ELKS) based on the common stock of Texas Instruments Incorporated due June 26, 2003.

No other reports on Form 8-K were filed during the second quarter of 2002, however:

On July 18, 2002, the Company filed a Current Report on Form 8-K, dated July 17, 2002, reporting under Item 5 thereof the results of its operations for the three- and six-month periods ended June 30, 2002 and 2001.

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

99.01+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.03+     Second and third paragraphs under the caption "Legal
           Proceedings" beginning on page 11 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2001 (File No.
           1-4346).

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


                                              SALOMON SMITH BARNEY HOLDINGS INC.
                                              ----------------------------------
                                              (Registrant)



Date:  August 13, 2002                         By:  /s/ Barbara A. Yastine
                                              ----------------------------------
                                              Barbara A. Yastine
                                              Chief Financial Officer



                                              By: /s/ Michael J. Day
                                              ----------------------------------
                                              Michael J. Day
                                              Controller