Form 10-Q
period 2002-09-30
SALOMON SMITH BARNEY HOLDINGS INC
filed 2002-11-14
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           | |  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                                PAGE
Part I. Financial Information

  Item 1. Condensed Consolidated Financial Statements:

          Condensed Consolidated Statements of Income (Unaudited) -
                   Three and nine months ended September 30, 2002 and 2001         1

          Condensed Consolidated Statements of Financial Condition -
                   September 30, 2002 (Unaudited) and December 31, 2001        2 - 3

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
                   Nine months ended September 30, 2002 and 2001                   4

          Notes to Condensed Consolidated Financial Statements (Unaudited)    5 - 12

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13 - 19

  Item 3. Quantitative and Qualitative Disclosures about Market Risk              20

  Item 4.  Controls and Procedures                                                20

Part II.  Other Information

  Item 1. Legal Proceedings                                                  20 - 23

  Item 6. Exhibits and Reports on Form 8-K                                        23

  Exhibit Index                                                                   23

  Signature                                                                       25

  Certifications                                                             26 - 27

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

Dollars in millions                                         Three Months           Nine Months
Period Ended September 30,                                2002        2001       2002        2001
                                                        --------    --------   --------    --------
Revenues:
   Commissions                                          $    952    $    826   $  2,910    $  2,760
   Investment banking                                        757         815      2,631       2,933
   Asset management and administration fees                  765         842      2,449       2,499
   Principal transactions                                    (35)          8        628       1,741
   Other                                                     216         143        484         446
                                                        --------    --------   --------    --------
Total noninterest revenues                                 2,655       2,634      9,102      10,379
                                                        --------    --------   --------    --------
   Interest and dividends                                  2,475       3,410      7,189      11,468
   Interest expense                                        1,829       2,814      5,084       9,941
                                                        --------    --------   --------    --------
Net interest and dividends                                   646         596      2,105       1,527
                                                        --------    --------   --------    --------
Revenues, net of interest expense                          3,301       3,230     11,207      11,906
                                                        --------    --------   --------    --------
Noninterest expenses:
   Compensation and benefits                               1,719       1,564      6,076       6,129
   Floor brokerage and other production                      162         162        488         528
   Communications                                            161         161        475         498
   Occupancy and equipment                                   136         152        402         472
   Advertising and market development                         66          72        212         276
   Professional services                                      89          74        211         241
   Other operating and administrative expenses               129          76        313         356
   Restructuring charge (credit)                              (9)         --         (9)        112
                                                        --------    --------   --------    --------
Total noninterest expenses                                 2,453       2,261      8,168       8,612
                                                        --------    --------   --------    --------
Income before income taxes and cumulative
  effect of changes in accounting principles                 848         969      3,039       3,294
Provision for income taxes                                   319         363      1,138       1,187
                                                        --------    --------   --------    --------
Income before cumulative effect of changes
  in accounting principles                                   529         606      1,901       2,107
Cumulative effect of changes in accounting principles
  (net of tax benefits of $16 and $1, respectively)           --          --        (24)         (1)
                                                        --------    --------   --------    --------
Net income                                              $    529    $    606   $  1,877    $  2,106
                                                        ========    ========   ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         September 30,             December 31,
Dollars in millions                                                                          2002                      2001
                                                                                         -------------             ------------
                                                                                          (Unaudited)
Assets:
Cash and cash equivalents                                                                 $   3,011                 $   3,018
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                  2,639                     5,327

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                            $ 110,754                 $  94,204
   Deposits paid for securities borrowed                                         48,617                    45,337
                                                                              ---------                 ---------
                                                                                            159,371                   139,541

Financial instruments owned and contractual commitments:
  (Approximately $20 billion and $34 billion were pledged to various parties at September 30, 2002 and December 31, 2001, respectively)
   U.S. government and government agency securities                              37,867                    45,813
   Corporate debt securities                                                     17,261                    13,463
   Non-U.S. government and government agency securities                          15,690                     8,084
   Contractual commitments                                                       13,720                     9,333
   Equity securities                                                             10,724                    10,987
   Mortgage loans and collateralized mortgage securities                          7,353                     6,868
   Money market instruments                                                       6,735                     4,663
   Other financial instruments                                                    5,463                     5,157
                                                                              ---------                 ---------
                                                                                            114,813                   104,368
Receivables:
   Customers                                                                     16,098                    19,353
   Brokers, dealers and clearing organizations                                    4,801                    15,441
   Other                                                                          2,058                     2,793
                                                                              ---------                 ---------
                                                                                             22,957                    37,587

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $1,036 and
  $959, respectively                                                                          1,080                     1,204

Goodwill                                                                                      1,534                     1,400

Intangibles                                                                                     792                       941

Other assets                                                                                  5,454                     7,466
                                                                                          ---------                 ---------
Total assets                                                                              $ 311,651                 $ 300,852
                                                                                          =========                 =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              September 30,                December 31,
Dollars in millions, except share data                                            2002                         2001
                                                                              -------------                ------------
                                                                               (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                               $   21,990                   $   18,890

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                $  137,538                   $  126,118
   Deposits received for securities loaned                           10,825                       13,050
                                                                 ----------                   ----------
                                                                                  148,363                      139,168
Financial instruments sold, not yet purchased, and
  contractual commitments:
   Non-U.S. government and government agency securities              21,181                       14,970
   U.S. government and government agency securities                  20,276                       20,024
   Contractual commitments                                           14,954                        9,542
   Corporate debt securities and other                                6,091                        6,034
   Equity securities                                                  5,466                        5,670
                                                                 ----------                   ----------
                                                                                   67,968                       56,240
Payables and accrued liabilities:
   Customers                                                         15,578                       20,463
   Brokers, dealers and clearing organizations                        3,402                       13,382
   Other                                                             11,323                       13,392
                                                                 ----------                   ----------
                                                                                   30,303                       47,237
Term debt                                                                          29,976                       27,219

Company-obligated mandatorily redeemable securities
   of subsidiary trust holding solely junior subordinated debt
   securities of the Company                                                          400                          400

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                   --                           --
   Additional paid-in capital                                         2,511                        2,479
   Retained earnings                                                 10,143                        9,224
   Accumulated changes in equity from nonowner sources                   (3)                          (5)
                                                                 ----------                   ----------
Total stockholder's equity                                                         12,651                       11,698
                                                                               ----------                   ----------
Total liabilities and stockholder's equity                                     $  311,651                   $  300,852
                                                                               ==========                   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Dollars in millions
Nine Months Ended September 30,                                                  2002        2001
                                                                               --------    --------
Cash flows from operating activities:
 Net income                                                                    $  1,877    $  2,106
 Depreciation and amortization                                                      242         398
                                                                               --------    --------
 Net income adjusted for noncash items                                            2,119       2,504
                                                                               --------    --------
(Increase) decrease in operating assets -
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                          2,688      (1,623)
 Collateralized short-term financing agreements                                 (19,830)    (26,194)
 Financial instruments owned and contractual commitments                        (10,445)    (24,408)
 Receivables                                                                     14,630     (23,862)
 Goodwill, intangibles and other assets, net                                      2,315        (163)
                                                                               --------    --------
 Increase in operating assets                                                   (10,642)    (76,250)
                                                                               --------    --------
Increase (decrease) in operating liabilities -
 Collateralized short-term financing agreements                                   9,195      44,212
 Financial instruments sold, not yet purchased, and contractual commitments      11,728      (3,034)
 Payables and accrued liabilities                                               (16,938)     36,161
                                                                               --------    --------
 Increase in operating liabilities                                                3,985      77,339
                                                                               --------    --------
Net cash (used in) provided by operating activities                              (4,538)      3,593
                                                                               --------    --------
Cash flows from financing activities:
 Increase (decrease) in commercial paper and other short-term borrowings          3,100      (6,261)
 Proceeds from issuance of term debt                                              9,034      10,339
 Term debt maturities and repurchases                                            (6,552)     (4,850)
 Repayment of mandatorily redeemable securities of subsidiary trust                  --        (345)
 Dividends paid                                                                    (954)     (2,363)
 Other capital transactions                                                          12         203
                                                                               --------    --------
Net cash (used in) provided by financing activities                               4,640      (3,277)
                                                                               --------    --------
Cash flows from investing activities:
 Purchase of subsidiary                                                              --        (198)
 Property, equipment and leasehold improvements, net                               (109)       (160)
                                                                               --------    --------
Net cash used in investing activities                                              (109)       (358)
                                                                               --------    --------
Net decrease in cash and cash equivalents                                            (7)        (42)
Cash and cash equivalents at January 1,                                           3,018       2,623
                                                                               --------    --------
Cash and cash equivalents at September 30,                                     $  3,011    $  2,581
                                                                               ========    ========

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes.

The Company paid cash for income taxes, net of refunds, of $1,620 million during the nine months ended September 30, 2002 and received net refunds of $187 million during the nine months ended September 30, 2001.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Net income adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite lived intangible assets are as follows:

(In millions)                             Three Months            Nine  Months
                                          ------------            ------------
Period ended September 30,               2002       2001       2002       2001
                                       --------   --------   --------   --------
Net income:
  Reported net income                  $    529   $    606   $  1,877   $  2,106
  Goodwill amortization                                 16                    47
  Indefinite lived intangible assets                    10                    30
                                       --------   --------   --------   --------
    Adjusted net income                $    529   $    632   $  1,877   $  2,183
                                       ========   ========   ========   ========

During the three and nine months ended September 30, 2001, the after-tax amortization expense related to goodwill and indefinite lived intangible assets which are no longer amortized included $16 million and $47 million, respectively, related to the Investment Services segment and $10 million and $30 million, respectively, related to the Asset Management segment.

Net income for the years ended December 31, 2001, 2000, and 1999 adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite lived intangible assets are as follows:

(In millions)
Year ended                                         2001        2000        1999
                                                  ------      ------      ------
Net income:
  Reported net income                             $2,627      $3,032      $2,812
  Goodwill amortization                               63          45          26
  Indefinite lived intangible assets                  39          45          46
                                                  ------      ------      ------
    Adjusted net income                           $2,729      $3,122      $2,884
                                                  ======      ======      ======

For the years ended December 31, 2001, 2000 and 1999, the after-tax amortization expense related to goodwill and indefinite lived intangible assets which are no longer amortized included $62 million, $51 million and $34 million, respectively, related to the Investment Services segment and $40 million, $39 million and $38 million, respectively, related to the Asset Management segment.

At January 1, 2002, the goodwill balance was $1,366 million for the Investment Services segment and $34 million for the Asset Management segment. During the first nine months of 2002, no goodwill was impaired or written off. In connection with the adoption of SFAS 142, the Company reviewed the classification of intangible assets and determined that $117 million of workforce in-place should be reclassified to goodwill at January 1, 2002. During the first nine months of 2002, the Company recorded additional goodwill of $17 million primarily related to adjustments to the purchase prices of AST StockPlan, Inc. and Geneva Companies Inc. Each of these changes related to the Investment Services segment. The Company's goodwill balances at September 30, 2002 were $1,499 million for the Investment Services segment and $35 million for the Asset Management segment.

At September 30, 2002, $760 million of the Company's acquired intangible assets, primarily asset management and administration contracts, were considered to be of indefinite life and not subject to amortization.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

All other acquired intangible assets are subject to amortization. During the first nine months of 2002, the Company acquired $18 million in software licenses, which will be amortized over approximately 3 years. No significant residual value is estimated for these intangible assets. Intangible assets amortization expense for the three and nine months ended September 30, 2002 was $6 million and $13 million, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2001, respectively. The components of intangible assets that are subject to amortization were as follows:


                                  September 30, 2002                      December 31, 2001
                         -------------------------------------   ------------------------------------
                           Gross Carrying                         Gross Carrying
                                                Accumulated                            Accumulated
(In millions)                 Amount           Amortization           Amount           Amortization
                         ------------------   ----------------   ----------------    ----------------
Software licenses               $60                 $28                $42                 $15
                                ===                 ===                ===                 ===

Intangible assets amortization expense is estimated to be $3 million for the remainder of 2002, $10 million in 2003, $9 million in 2004, $5 million in 2005, $4 million in 2006, and $1 million in 2007.

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

For the three and nine months ended September 30, 2002 and 2001, hedge ineffectiveness resulting from designating interest rate swaps as fair value hedges of fixed rate term debt was reported in the condensed consolidated statement of income in "Other revenue" and was not material.

For the three and nine months ended September 30, 2002 and 2001, hedges of net investments in foreign operations were considered effective. A gain of $12 million and a loss of $70 million for the three and nine months ended September 30, 2002, respectively, and a loss of $27 million and gain of $40 million for the three and nine months ended September 30, 2001, respectively, that pertained to the designated hedging instruments are included in cumulative translation adjustments, a component of "Accumulated changes in equity from nonowner sources" in the condensed consolidated statement of financial condition.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and adjusted for changes in estimated cash flows.

The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect the Company's financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company currently applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans, under which there is generally no charge to earnings for employee stock option awards. Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Beginning in 2003, the Company intends to account for stock-based compensation issued in 2003 and thereafter in accordance with the fair-value method prescribed by SFAS 123.

NOTE 2. RESTRUCTURING CHARGES (CREDITS)

In the third quarter of 2002, the Company recorded an adjustment of $9 million ($5 million after tax) to the restructuring reserve, which was recorded in 2001. The adjustment relates to severance related costs, which were lower than originally anticipated.

During 2001, the Company recorded restructuring charges of $70 million ($41 million after tax), $42 million ($26 million after tax) and $5 million ($3 million after tax) in the first, second and fourth quarters of 2001, respectively, for severance and related costs associated with the reduction of staffing in certain businesses. These amounts apply to the involuntary termination of approximately 2,000 employees (90% located in the United States and 10% overseas). The second quarter charge is net of a reversal of $18 million ($11 million after tax), which relates to the accrual in the first quarter of 2001 of severance and other related costs associated with the reduction of staffing in certain businesses which were subsequently sold. These related costs were not borne by the Company in the sale, which closed in the third quarter of 2001. At September 30, 2002, the remaining restructuring reserve balance of $1 million is included in the condensed consolidated statement of financial condition in "Payables and accrued liabilities-other".

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources, which, for the Company, are comprised of cumulative translation adjustments, net of tax:

Dollars in millions                                Three Months           Nine Months
Period ended September 30,                     2002        2001        2002       2001
                                             --------    --------    --------   --------
Net income                                   $    529    $    606    $  1,877   $  2,106
Other changes in equity from
   nonowner sources                                (3)         (1)          2         (2)
                                             --------    --------    --------   --------
 Total comprehensive income                  $    526    $    605    $  1,879   $  2,104
                                             ========    ========    ========   ========

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to SSBH's principal regulated subsidiaries at September 30, 2002 are as follows:

                                                                                            NET          EXCESS OVER
(DOLLARS IN MILLIONS)                                                                       CAPITAL OR   MINIMUM
SUBSIDIARY                                                       JURISDICTION               EQUIVALENT   REQUIREMENTS
---------------------------------------   -----------------------------------------------   -----------  ------------
Salomon Smith Barney Inc.                 U.S. Securities and Exchange Commission
                                          Uniform Net Capital Rule (Rule 15c3-1)             $3,296       $2,917

Salomon Brothers International Limited    United Kingdom's Financial Services Authority      $3,143       $  784

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of SSBH, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At September 30, 2002, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5. CONTRACTUAL COMMITMENTS

Contractual commitments used for trading purposes include derivative instruments such as interest rate, equity, currency and commodity swap agreements, swap options, caps and floors, options, warrants and financial commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued are reported as liabilities in "Contractual commitments." Revenues generated from these contractual commitments are reported primarily as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

A summary of the Company's contractual commitments as of September 30, 2002 and December 31, 2001 is as follows:

                                                              SEPTEMBER 30, 2002                       DECEMBER 31, 2001
                                                   ---------------------------------------   ---------------------------------------
                                                    Notional         Current Market or        Notional        Current Market or
                                                       or                Fair Value              or               Fair Value
                                                   Contractual   -------------------------   Contractual   -------------------------
                                                     Amounts                                   Amounts
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Dollars in billions                                                Assets      Liabilities                   Assets      Liabilities
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Exchange-traded products:
   Futures contracts (a)                           $     168.0   $        --   $        --   $     172.5   $        --   $        --
   Other exchange-traded products:
     Equity contracts                                    211.7           1.5           2.0          86.2            .4            .5
     Fixed income contracts                               10.5            --            --          26.1            --            --
     Commodity contracts                                   1.9            --            --           1.0            --            --
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Total exchange-traded products                           392.1           1.5           2.0         285.8            .4            .5
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Over-the-counter ("OTC") swaps, swap
 options, caps, floors and forward rate
 agreements:
   Swaps                                               2,731.6                                   2,603.1
   Swap options written                                   63.7                                      86.2
   Swap options purchased                                 54.6                                      50.4
   Caps, floors and forward rate agreements              173.5                                     181.4
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Total OTC swaps, swap options, caps, floors
 and forward rate agreements (b)                       3,023.4           9.5           9.4       2,921.1           6.7           5.9
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Other options and contractual commitments:
   Options and warrants on equities and equity
    indices                                               69.2           1.7           2.8          66.8           1.1           2.2
   Options and forward contracts on fixed-income
    securities                                           595.6            .8            .5       1,134.8            .5            .3
   Foreign exchange contracts and options(b)              64.7            .1            .2          49.1            .5            .5
   Commodity contracts                                     7.7            .1            .1           9.9            .1            .1
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Total contractual commitments                      $   4,152.7   $      13.7   $      15.0   $   4,467.5   $       9.3   $       9.5
                                                   ===========   ===========   ===========   ===========   ===========   ===========

(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $13.0 billion and $4.8 billion at September 30, 2002, respectively, and $14.1 billion and $2.7 billion at December 31, 2001, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6. SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's two operating segments, Investment Services and Asset Management.

Dollars in millions                             Three Months             Nine Months
Period ended September 30,                     2002       2001        2002       2001
                                             --------   --------    --------   --------
Noninterest revenues:
   Investment Services                       $  2,330   $  2,302    $  8,102   $  9,400
   Asset Management                               325        332       1,000        979
                                             --------   --------    --------   --------
Total                                        $  2,655   $  2,634    $  9,102   $ 10,379
                                             ========   ========    ========   ========
Net interest and dividends:
   Investment Services                       $    644   $    597    $  2,105   $  1,532
   Asset Management                                 2         (1)         --         (5)
                                             --------   --------    --------   --------
Total                                        $    646   $    596    $  2,105   $  1,527
                                             ========   ========    ========   ========
Income before cumulative effect of changes
   in accounting principles:
   Investment Services                       $    427   $    515    $  1,604   $  1,849
   Asset Management                               102         91         297        258
                                             --------   --------    --------   --------
Total                                        $    529   $    606    $  1,901   $  2,107
                                             ========   ========    ========   ========

Total assets of the Investment Services and Asset Management segments were $309.9 billion and $1.8 billion, respectively, at September 30, 2002 and $299.2 billion and $1.7 billion, respectively, at December 31, 2001. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7. TERM DEBT

Term debt consists of issues with original maturities in excess of one year. Certain issues are redeemable, in whole or in part, at par or at premiums prior to maturity.

                                 Fixed Rate                                                   Equity-
                                Obligations    Fixed Rate     Total Fixed     Variable        Linked &       Total
                                 Swapped to    Obligations        Rate           Rate         Indexed      September      Total
Dollars in millions               Variable     Not Swapped    Obligations    Obligations    Obligations     30, 2002   Dec. 31, 2001
                                                                                                (1)
                                ------------   ------------   ------------   ------------   ------------   ---------- --------------
U.S. dollar denominated:
Salomon Smith Barney Holdings
  Inc. (SSBH)                   $      7,875   $        246   $      8,121   $     13,077   $      1,462   $   22,660  $     19,947
Subsidiaries                              --             --             --            525          1,272        1,797         2,750
                                ------------   ------------   ------------   ------------   ------------   ----------  ------------
U.S. dollar denominated         $      7,875   $        246   $      8,121         13,602          2,734   $   24,457  $     22,697
                                ------------   ------------   ------------   ------------   ------------   ----------  ------------
Non-U.S. dollar denominated:
Salomon Smith Barney Holdings
  Inc. (SSBH)                          1,866             --          1,866          2,209            650        4,725         4,020
Subsidiaries                             436             11            447            347             --          794           502
                                ------------   ------------   ------------   ------------   ------------   ----------  ------------
Non-U.S. dollar denominated            2,302             11          2,313          2,556            650        5,519         4,522
                                ------------   ------------   ------------   ------------   ------------   ----------  ------------
Term debt                       $     10,177   $        257   $     10,434   $     16,158   $      3,384   $   29,976  $     27,219
                                ============   ============   ============   ============   ============   ==========  ============

(1) Includes Targeted Growth Enhanced Term Securities ("TARGETS") with carrying values of $400 million issued by TARGETS Trusts IV through XVI at September 30, 2002 and $460 million issued by TARGETS Trusts III through XIII at December 31, 2001 (collectively the "Trusts"). The Company owns all of the voting securities of the Trusts which are consolidated in the Company's condensed consolidated statements of financial condition. The Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the Trusts' common securities. The Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by the Company.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

RESULTS OF OPERATIONS

The Company recorded net income of $529 million for the three months ended September 30, 2002 (the "2002 Quarter") compared to net income of $606 million for the three months ended September 30, 2001 (the "2001 Quarter"). Revenues, net of interest expense, were $3,301 million in the 2002 Quarter compared to $3,230 million in the 2001 Quarter. Principal transaction revenues decreased to a loss of ($35) million in the 2002 Quarter as a result of a decline in equity trading. Investment banking revenues declined to $757 million in the 2002 Quarter compared to $815 million in the 2001 Quarter as a result of declines in merger and acquisition fees and high grade debt underwriting, offset to an extent by increased equity and public finance underwriting. Asset management fees decreased to $765 million in the 2002 Quarter compared to $842 million in the 2001 Quarter primarily reflecting negative market action. The decreases were partially offset by an increase in OTC commission revenue.

For the nine months ended September 30, 2002 (the "2002 Period"), net income decreased to $1,877 million compared to $2,106 million recorded for the nine months ended September 30, 2001 (the "2001 Period"). Revenues, net of interest expense, were $11,207 million in the 2002 Period compared to $11,906 million in the 2001 Period. This decrease is primarily the result of a decrease in principal transaction revenues in the 2002 Period, particularly fixed income and equity trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities. Investment banking revenues decreased in the 2002 Period as a result of decreases in merger and acquisition fees and high grade debt underwriting, which were partially offset by increases in equity and public finance underwriting. Included in investment banking revenues for the 2002 Period were fees from the Travelers Property Casualty Corp. initial public offering in the first quarter of 2002. The decreases in revenue were partially offset by an increase in OTC commission revenue.

Total noninterest expenses in the 2002 Quarter and 2002 Period increased $239 million and decreased $208 million, respectively, from the comparable 2001 periods, excluding the restructuring charge (credit) and the absence of goodwill and other indefinite-lived intangible amortization due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The increase in the 2002 Quarter was primarily the result of increased compensation and benefits expense. The decrease in the 2002 Period was across all expense categories.

During the 2002 Quarter, the Company recorded an adjustment of $9 million ($5 million after tax) to the restructuring reserve, which was recorded in 2001. The adjustment relates to severance related costs, which were lower than originally anticipated. In the first and second quarters of 2001, the Company recorded restructuring charges of $70 million ($41 million after tax) and $42 million ($26 million after tax), respectively, relating to severance and related costs associated with the reduction of staffing in certain businesses (see Note 2 to the condensed consolidated financial statements for further discussion of the restructuring charges /credits). In the first quarter of 2002, the Company recorded a cumulative after-tax loss of $24 million (net of tax benefit of $16 million), which related to the adoption of SFAS 142. During the first quarter of 2001, the Company recorded a cumulative after-tax loss of $1 million (net of tax benefit of $1 million), which related to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

In the 2002 Quarter, the Company reached a settlement with the National Association of Securities Dealers relating to Winstar (an equity research issue). The Company paid a $5 million penalty and did not admit to any allegation of wrongdoing.

Following is a discussion of the Company's two operating segments, Investment Services and Asset Management.

INVESTMENT SERVICES

Dollars in millions                                  Three Months            Nine Months
Period Ended September 30,                         2002        2001       2002        2001
                                                 --------    --------   --------    --------
Revenues:
   Commissions                                   $    946    $    824   $  2,896    $  2,753
   Investment banking                                 753         805      2,619       2,904
   Asset management and administration fees           460         522      1,490       1,554
   Principal transactions                             (38)          8        623       1,749
   Other                                              209         143        474         440
                                                 --------    --------   --------    --------
Total noninterest revenues                          2,330       2,302      8,102       9,400
                                                 --------    --------   --------    --------
   Net interest and dividends                         644         597      2,105       1,532
                                                 --------    --------   --------    --------
Revenues, net of interest expense                   2,974       2,899     10,207      10,932
                                                 --------    --------   --------    --------

Noninterest expenses:
   Other operating and administrative expenses      2,304       2,080      7,669       7,954
   Restructuring charge (credit)                       (9)         --         (9)        111
                                                 --------    --------   --------    --------
Total noninterest expense                           2,295       2,080      7,660       8,065
                                                 --------    --------   --------    --------
Income before income taxes and cumulative
    effect of changes in accounting principles        679         819      2,547       2,867
                                                 --------    --------   --------    --------
Provision for income taxes                            252         304        943       1,018
                                                 --------    --------   --------    --------
Income before cumulative effect of changes
    in accounting principles                     $    427    $    515   $  1,604    $  1,849
                                                 ========    ========   ========    ========

The Company's Investment Services segment reported income of $427 million and $1,604 million for the 2002 Quarter and 2002 Period, respectively, compared to $515 million and $1,849 million for the 2001 Quarter and 2001 Period, respectively. Revenues, net of interest expense, were $2,974 million and $10,207 million in the 2002 Quarter and 2002 Period, respectively, compared to $2,899 million and $10,932 million in the 2001 Quarter and 2001 Period, respectively.

Commission revenues increased to $946 million and $2,896 million in the 2002 Quarter and 2002 Period, respectively, compared to $824 million and $2,753 million in the 2001 Quarter and 2001 Period, respectively. These increases were primarily the result of increases in OTC commissions. In the 2002 Period, the increase was partially offset by a decline in listed commissions.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Investment banking revenues decreased to $753 million in the 2002 Quarter compared to $805 million in the 2001 Quarter, primarily due to declines in merger and acquisition fees and high grade debt underwriting, which were partially offset by increases in equity and public finance underwriting. In the 2002 Period, investment banking revenues decreased to $2,619 million compared to $2,904 million in the 2001 Period. Included in investment banking revenues for the 2002 Period were fees from the Travelers Property Casualty Corp. initial public offering in the first quarter of 2002.

The Investment Services segment includes results from assets managed by the Company's Financial Consultants and assets that are managed through the Consulting Group. Asset management and administration fees decreased to $460 million in the 2002 Quarter and $1,490 million in the 2002 Period compared to $522 million in the 2001 Quarter and $1,554 million in the 2001 Period, due primarily to a decrease in net asset flows and negative market action.

Principal transactions revenues decreased to a loss of ($38) million in the 2002 Quarter and revenues of $623 million in the 2002 Period compared to revenues of $8 million and $1,749 million in the 2001 Quarter and the 2001 Period, respectively. The 2002 Quarter decrease was the result of a decline in equity trading. Also contributing to the decrease in the 2002 Period was a decline in fixed income trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities.

Other revenues increased to $209 million in the 2002 Quarter compared to $143 million in the 2001 Quarter as a result of increased revenues from the Company's Korean Joint Ventures and Nikko Salomon Smith Barney Limited, the Company's joint venture with Nikko Securities Co. Ltd. In the 2002 Period, other revenues increased to $474 million compared to $440 million in the 2001 Period, as a result of increased revenues from the Company's Korean Joint Ventures.

Net interest and dividends increased to $644 million in the 2002 Quarter and $2,105 million in the 2002 Period. The increase in the 2002 Quarter was the result of increased dividend income. Also contributing to the increase in the 2002 Period was an increase in mortgage-backed trading interest.

Total expenses in the 2002 Quarter increased 11%, excluding interest and the restructuring charge (credit), as a result of increased compensation and benefits expense. This increase was partially offset by the absence of goodwill and other indefinite-lived intangible amortization due to the adoption of SFAS 141 and SFAS 142 in 2002 and the recognition of an insurance recovery relating to operations at 7 World Trade Center. Total expenses in the 2002 Period decreased 4%, excluding interest and the restructuring charge (credit), to $7,669 million. This decrease was primarily the result of a decrease in compensation and benefits expense, reduced communications, occupancy and floor brokerage expense and savings from restructuring actions initiated during the first and second quarters of 2001. The Company continues to maintain its focus on controlling fixed expenses. Also contributing to the decrease in the 2002 Period was the absence of goodwill and other indefinite-lived intangible amortization due to the adoption of SFAS 141 and SFAS 142.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ASSET MANAGEMENT

Dollars in millions                                   Three Months          Nine Months
Period Ended September 30,                         2002       2001       2002       2001
                                                 --------   --------   --------   --------
Revenues:
   Asset management and administration fees      $    305   $    320   $    959   $    945
   Other revenue, net                                  22         11         41         29
                                                 --------   --------   --------   --------
Revenues, net of interest expense                     327        331      1,000        974
                                                 --------   --------   --------   --------
Noninterest expenses:
   Other operating and administrative expenses        158        181        508        546
   Restructuring charge                                --         --         --          1
                                                 --------   --------   --------   --------
Total noninterest expense                             158        181        508        547
                                                 --------   --------   --------   --------
Income before income taxes and cumulative
 effect of changes in accounting principles           169        150        492        427
                                                 --------   --------   --------   --------
Provision for income taxes                             67         59        195        169
                                                 --------   --------   --------   --------
Income before cumulative effect of changes
  in accounting principles                       $    102   $     91   $    297   $    258
                                                 ========   ========   ========   ========

The Company's Asset Management segment revenues, net of interest expense, were $327 million and $1,000 million in the 2002 Quarter and 2002 Period, respectively, compared to $331 million and $974 million in the 2001 Quarter and 2001 Period, respectively. The primary revenue for the Asset Management segment is asset management and administration fees, which were $305 million and $959 million in the 2002 Quarter and 2002 Period, respectively, compared to $320 million and $945 million in the 2001 Quarter and 2001 Period, respectively. The decrease in the 2002 Quarter reflects negative market action and decreased U.S. retail money market revenues offsetting the impact of positive net flows and the transfer of the managed futures business into the Asset Management Segment. The increase in total revenues for the 2002 Period reflects the impact of cumulative positive net flows and the transfer of the managed futures business offsetting negative market action and decreased U.S. retail money market revenues. Assets under management for the segment reached $246.9 billion at September 30, 2002, compared to $257.9 billion at September 30, 2001. This decrease is primarily due to the impact of transfers of U.S. retail money market assets to the SSB Bank Deposit Program, as well as the impact of negative market action. These decreases were partially offset by positive net flows. Other revenues include the net revenue contribution to the Asset Management segment for the structuring of unit investment trusts, as well as custody fees, and realized and unrealized investment income.

Total noninterest expenses were $158 million and $508 million in the 2002 Quarter and 2002 Period, respectively, compared to $181 million and $546 million in the 2001 Quarter and 2001 Period, respectively. The decrease in the 2002 Quarter and the 2002 Period from the prior-year periods is primarily due to the absence of goodwill/intangible amortization as a result of adopting SFAS 141 and SFAS 142, as well as reduced compensation and benefits expense, occupancy expense and lower advertising and marketing expenses. Also contributing to the decrease was the recognition of an insurance recovery relating to operations at 7 World Trade Center. Other operating and administrative expenses include amortization of deferred commissions, which relate to the sale of load mutual funds.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Total assets under fee-based management were as follows:

Dollars in billions
At September 30,                                     2002       2001
                                                   --------   --------
Money market and institutional liquidity funds     $   92.4   $   97.9
Mutual funds                                           65.4       67.1
Managed accounts                                       82.3       85.4
Unit investment trusts held in client accounts          5.5        7.5
Managed commodity pools                                 1.3         --
                                                   --------   --------
     Salomon Smith Barney Asset Management            246.9      257.9

Financial Consultant managed accounts *                44.3       49.4

Consulting Group and internally managed assets *      118.2      134.9
                                                   --------   --------

Total assets under fee-based management            $  409.4   $  442.2
                                                   ========   ========

*     Related results included in Investment Services segment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $312 billion at September 30, 2002, an increase from $301 billion at year-end 2001. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $284.1 billion at September 30, 2002. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $22.0 billion at September 30, 2002.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2003. Any borrowings under this facility would mature in May 2005. The Company also has a $100 million 364-day committed uncollateralized revolving line of credit with an unaffiliated bank that extends through June 2003, with any borrowings under this facility maturing in June 2004. The Company may borrow under these revolving credit facilities at various

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

interest rate options (LIBOR or base rate), and compensates the banks for these facilities through facility fees. At September 30, 2002, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with unaffiliated banks. At September 30, 2002, the Company had drawn down the full $1.7 billion then available under these facilities. A bank can terminate its facility by giving the Company one year's notice. The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the respective agreements). At September 30, 2002, these requirements were exceeded by approximately $4.9 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes all of the Company's

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

financial assets and liabilities which are marked to market at September 30, 2002 and December 31, 2001. The VAR relating to accrual portfolios has been excluded from this analysis.


RISK EXPOSURES              September 30,  Third Quarter  Third Quarter  Third Quarter  December 31,
($ IN MILLIONS)                  2002      2002 Average     2002 High      2002 Low         2001
                            -------------  ------------   -------------  -------------  ------------
Interest rate                    $ 41           $ 46           $ 68          $ 38          $ 37
Equities                           11             26             44            11             4
Commodities                        12             10             15             4            14
Currency                            7              7             14             4            --
Diversification Benefit           (25)           (30)           N/A           N/A           (12)
                                 ----           ----           ----          ----          ----
      Total                      $ 46           $ 59           $ 72          $ 46          $ 43
                                 ====           ====           ====          ====          ====

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at September 30, 2002, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. The Company is in the middle of a large-scale, long-term process of calculating its VAR by a more robust methodology. Approximately 60% of the total portfolio is calculated under the new methodology, which simulates tens of thousands of market factors to measure VAR. The previous methodology simulated fewer market factors to measure VAR. VAR reflects the risk profile of the Company at September 30, 2002, and is not a predictor of future results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Enron Corp.

In April 2002, Citigroup Inc. ("Citigroup") and, in one case, Salomon Smith Barney Inc. ("SSB") were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), and the Racketeer Influenced and Corrupt Organizations Act ("RICO"), as well as claims for negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints, which are pending.

In July 2002, Citigroup, SSB and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd. v. Credit Suisse First Boston Corporation, et al.). The amended complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages.

Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) two actions brought in different state courts by state pension plans alleging violations of state securities law and claims for common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; and (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions to dismiss Newby.

Additionally, Citigroup and certain of its affiliates have received inquiries and requests for information from various regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup is cooperating fully with all such requests.

Research

Since May 2002, SSB and Jack Grubman have been named as defendants in approximately 62 putative class action complaints by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Similar claims with respect to research have also been included in approximately 100 cases pending against SSB and other broker dealers in the IPO Allocation Securities Litigation and the IPO Allocation Antitrust Litigation, disclosed below under the caption "Other". Nearly all of these actions are pending in the United States District Court for the Southern District of New York.

Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the National Association of Securities Dealers (the "NASD") which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB and the NASD have entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any allegation of wrongdoing. With respect to other such matters, these agencies have been engaged in discussions with a number of broker dealers, including SSB, about resolving potential enforcement proceedings relating to research. SSB is cooperating fully with all such requests.

WorldCom, Inc.

Citigroup and SSB are involved in a number of lawsuits arising out of the underwriting of debt securities of

WorldCom, Inc. These lawsuits include putative class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. v. WorldCom, Inc., et al.; Municipal Police Employees Retirement System of Louisiana v. WorldCom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund v. WorldCom, Inc., et al.). These putative class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, and seek unspecified damages from the underwriters.

On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In re WorldCom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

In addition to the several putative class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities including individual state court actions brought by various pension funds in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and an application has been made to have them transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele v. WorldCom, Inc., et al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

Additional lawsuits containing similar claims to those described above may be filed in the future.

Other

In April 2002, consolidated amended complaints were filed against the Company and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. The defendants in these actions have moved to dismiss the consolidated amended complaints but the Court has not yet rendered a decision on those motions. Also pending in the Southern District of New York against the Company and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. The defendants in this action have moved to dismiss the consolidated amended complaint but the Court has not yet rendered a decision on those motions.

For information concerning a suit filed by a hedge fund and its investment advisor against SSB, see the description that appears in the fourth paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 2001 (File No. 1-4346), which description is included as Exhibit 99.02 to this Form 10-Q and incorporated by reference herein. In August 2002, SSB filed a motion for summary judgment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Exhibit Index.

(b) Reports on Form 8-K:

On July 18, 2002, the Company filed a Current Report on Form 8-K, dated July 17, 2002, reporting under Item 5 thereof the results of its operations for the three- and six-month periods ended June 30, 2002 and 2001.

On August 19, 2002, the Company filed a Current Report on Form 8-K, dated August 14, 2002, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Equity Linked Securities (ELKS) based on the common stocks of five companies due August 20, 2003.

No other reports on Form 8-K were filed during the third quarter of 2002, however:

On October 17, 2002, the Company filed a Current Report on Form 8-K, dated October 15, 2002, reporting under Item 5 thereof the results of its operations for the three- and nine-month periods ended September 30, 2002 and 2001.

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

99.01+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02+ Fourth paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2001 (File No.
                  1-4346).

--------------------
+     Filed herewith.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SALOMON SMITH BARNEY HOLDINGS INC.
                                  (Registrant)


Date: November 14, 2002           By: /s/ William T. Bozarth
                                     -----------------------------------
                                  William T. Bozarth
                                  Chief Financial Officer

                                 CERTIFICATIONS

I, Charles O. Prince, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Holdings Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


By: /s/ Charles O. Prince, Chief Executive Officer
   ---------------------------------------------------

I, William T. Bozarth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Holdings Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


By: /s/William T. Bozarth, Chief Financial Officer
   ---------------------------------------------------------