Form 10-K
period 2002-12-31
SALOMON SMITH BARNEY HOLDINGS INC
filed 2003-03-18
CIK 200245

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2). YES | | NO |X|

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

AVAILABLE ON THE WEB @ www.citigroup.com

                           [COVER PAGE 1 OF 3 PAGES.]

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         TITLE OF EACH CLASS                                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                         -------------------                                      -----------------------------------------
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

     PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE S&P                             AMERICAN STOCK EXCHANGE
                         500(R) INDEX DUE 2005

     PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE S&P                          CHICAGO BOARD OPTIONS EXCHANGE
                         500(R) INDEX DUE 2005

     CALLABLE PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON                         CHICAGO BOARD OPTIONS EXCHANGE
                     THE S&P 500(R) INDEX DUE 2006

      CALLABLE EQUITY LINKED NOTES BASED UPON THE thestreet.com                             AMERICAN STOCK EXCHANGE
                   INTERNET SECTOR INDEX DUE 2006

         0.25% CASH EXCHANGEABLE NOTES LINKED TO A BASKET OF                                AMERICAN STOCK EXCHANGE
                 TELECOMMUNICATIONS STOCKS DUE 2005

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                        CHICAGO BOARD OPTIONS EXCHANGE
      SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF SUN
                         MICROSYSTEMS, INC.

    0.25% NOTES EXCHANGEABLE FOR A BASKET OF SELECTED TECHNOLOGY                            AMERICAN STOCK EXCHANGE
                          STOCKS, DUE 2005

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
     SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF ORACLE
                             CORPORATION

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
     SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF CISCO
                            SYSTEMS, INC.

    0.25% NOTES EXCHANGEABLE FOR A BASKET OF SELECTED TECHNOLOGY                            AMERICAN STOCK EXCHANGE
                          STOCKS, DUE 2007

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
      SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF EMC
                             CORPORATION

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
      SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF THE
                          HOME DEPOT, INC.

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
    SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF GENERAL
                          ELECTRIC COMPANY

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
        SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF
                      AMERICAN EXPRESS COMPANY

     NOTES EXCHANGEABLE FOR THE COMMON STOCK OF PFIZER INC., DUE                            AMERICAN STOCK EXCHANGE
                                2008

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
     SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF PFIZER
                                INC.

    PRINCIPAL-PROTECTED KNOCK-OUT NOTES LINKED TO THE NASDAQ-100                            AMERICAN STOCK EXCHANGE
                           INDEX(R) DUE 2004

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
        SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF
                        WAL-MART STORES, INC.

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
      SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF THE
                         WALT DISNEY COMPANY

      EQUITY LINKED SECURITIES (ELKS (SM)) BASED UPON THE COMMON                            AMERICAN STOCK EXCHANGE
                  STOCK OF MOTOROLA, INC. DUE 2003


                            [COVER PAGE 2 OF 3 PAGES.]

      EQUITY LINKED SECURITIES (ELKS (SM)) BASED UPON THE COMMON
                 STOCK OF INTEL CORPORATION DUE 2003                                        AMERICAN STOCK EXCHANGE

     95% PRINCIPAL-PROTECTED NOTES LINKED TO THE S&P 500(R) INDEX                           AMERICAN STOCK EXCHANGE
                              DUE 2004

    EQUITY LINKED SECURITIES (ELKS (SM)) BASED UPON THE COMMON                              AMERICAN STOCK EXCHANGE
        STOCK OF TEXAS INSTRUMENTS INCORPORATED DUE 2003

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
      SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF BANK
                           ONE CORPORATION

      EQUITY LINKED SECURITIES (ELKS (SM)) BASED UPON THE COMMON                            AMERICAN STOCK EXCHANGE
              STOCK OF THE WALT DISNEY COMPANY DUE 2003

     PRINCIPAL-PROTECTED NOTES LINKED TO THE S&P 500(R) INDEX DUE                           AMERICAN STOCK EXCHANGE
                                2007

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
     SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF AMGEN
                                INC.

      PRINCIPAL-PROTECTED NOTES LINKED TO THE NASDAQ-100 INDEX(R)                           AMERICAN STOCK EXCHANGE
                              DUE 2007

    PRINCIPAL-PROTECTED NOTES LINKED TO THE DOW JONES EURO STOXX                            AMERICAN STOCK EXCHANGE
                        50 INDEX (SM) DUE 2007

      EQUITY LINKED SECURITIES (ELKS (SM)) BASED UPON THE COMMON                            AMERICAN STOCK EXCHANGE
             STOCK OF AMERICAN EXPRESS COMPANY DUE 2003

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
      SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF DELL
                        COMPUTER CORPORATION

      TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                           AMERICAN STOCK EXCHANGE
        SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF
             INTERNATIONAL BUSINESS MACHINES CORPORATION

      EQUITY LINKED SECURITIES (ELKS (SM)) BASED UPON THE COMMON                            AMERICAN STOCK EXCHANGE
    STOCKS OF APPLIED MATERIALS, INC., GENERAL ELECTRIC COMPANY,
      THE HOME DEPOT, INC., J.P. MORGAN CHASE & CO. AND PFIZER
                            INC. DUE 2003

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE


                           [COVER PAGE 3 OF 3 PAGES.]

                       SALOMON SMITH BARNEY HOLDINGS INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

                         ------------------------------

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                                                 PAGE
-----------                                                                                                 ----
         PART I

   1.    Business ......................................................................................       1
   2.    Properties ....................................................................................      10
   3.    Legal Proceedings .............................................................................      10
   4.    Omitted Pursuant to General Instruction I

         PART II

   5.    Market For Registrant's Common Equity and Related Stockholder Matters .........................      15
   6.    Omitted Pursuant to General Instruction I
   7.    Management's Discussion and Analysis of Financial Condition and Results
            of Operations ..............................................................................      16
   7A.   Quantitative and Qualitative Disclosures About Market Risk ....................................      45
   8.    Financial Statements And Supplementary Data ...................................................      45
   9.    Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..........................................................................      45

         PART III

10-13.   Omitted Pursuant to General Instruction I
   14.   Controls and Procedures .......................................................................      45

         PART IV

   15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................      46
         Exhibit Index .................................................................................      47
         Signatures ....................................................................................      48
         Certifications ................................................................................      49
         Index to Consolidated Financial Statements and Schedules ......................................     F-1

                                     PART I

ITEM 1. BUSINESS.

Salomon Smith Barney Holdings Inc. ("SSBH"), operating through its subsidiaries, is a global, full-service investment banking and securities brokerage firm. Salomon Smith Barney provides a full range of financial advisory, research and capital raising services to corporations, governments and individuals. Salomon Smith Barney operates in three business segments: (i) Investment Services, (ii) Private Client Services and (iii) Asset Management. Salomon Smith Barney provides investment banking, securities and commodities trading, capital raising, asset management, advisory, research, brokerage and other financial services to its customers, and executes proprietary trading strategies on its own behalf. As used in this Form 10-K, "Salomon Smith Barney" and the "Company" refer generally to SSBH and its consolidated subsidiaries, and where the context requires refer to specific subsidiaries.

Citigroup Inc. ("Citigroup"), SSBH's parent, is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Private Client Services, Global Investment Management, and Proprietary Investment Activities business segments. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

The principal offices of SSBH are located at 388 Greenwich Street, New York, New York 10013, telephone number (212) 816-6000. SSBH was incorporated in New York in 1977 and is the successor to Salomon Smith Barney Holdings Inc., a Delaware corporation, following a statutory merger effective on July 1, 1999, for the purpose of changing its state of incorporation.(1)

                               INVESTMENT SERVICES

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

----------
(1) Certain items in this Form 10-K, including certain matters discussed under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, the outcome of pending litigation and regulatory matters as well as other risks and uncertainties detailed in "Outlook" in the MD&A.

Salomon Smith Barney executes securities and commodity futures brokerage transactions on all major United States securities and futures exchanges and major international exchanges on behalf of customers and for its own account. The Company's significant capital base and extensive distribution capabilities also enable it to provide liquidity to investors across a broad range of markets and financial instruments, and to execute capital-intensive transactions on behalf of its customers and for its own account. It executes transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in approximately 850 equity securities traded on the NASDAQ system. Additionally, the firm makes markets in convertible and preferred stocks, warrants and other equity securities.

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

As a dealer, Phibro's strategy is to focus on taking positions in commodities on a longer-term horizon while also trading with counterparties on a short-term basis. Phibro's operating results are subject to a high degree of volatility, particularly on a quarterly basis, due to the predominance of directional positions in commodities that have a longer-term horizon until realization. Thus, results are better evaluated over the longer term.

                             PRIVATE CLIENT SERVICES

Private Client Services provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations primarily through a network of more than 12,600 Smith Barney Financial Consultants in more than 500 offices worldwide. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

A significant portion of Private Client Services revenue is generated from fees earned by managing client assets as well as commissions earned as a broker for its clients in the purchase and sale of securities. Additionally, Private Client Services generates net interest revenue by financing customers' securities transactions and other borrowing needs through security-based lending. Private Client Services also receives commissions and other sales and service revenues through the sale of proprietary and third-party mutual funds. As part of Private Client Services, Global Equity Research produces equity research to serve both institutional and individual investor clients. Expenses for Global Equity Research are allocated primarily to the Global Equities business and Global Private Client business.

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

Clients include private and public retirement plans, endowments, foundations, banks, insurance companies, other corporations, government agencies, high net worth and other individuals. Client relationships may be introduced through Smith Barney's network of Financial Consultants and other cross-marketing and distribution opportunities within the Citigroup structure, through the Asset Management Group's own sales force or through independent sources.

The Company receives ongoing fees, generally stated as a percentage of the client's assets, from asset management clients. At December 31, 2002, client assets managed by the Asset Management Group were approximately $258.0 billion, as compared to approximately $273.1 billion at December 31, 2001 and approximately $243.8 billion at December 31, 2000. These amounts include separately managed accounts with assets of approximately $87.0 billion at December 31, 2002, approximately $93.2 billion at December 31, 2001 and approximately $83.4 billion at December 31, 2000.

The following table shows the aggregate assets in, and number of, investment companies managed by the Asset Management Group at December 31st for each of the last three years.

                                       INVESTMENT COMPANY ASSETS UNDER MANAGEMENT
                                                         DECEMBER 31,
                        -------------------------------------------------------------------------
                                2002                      2001                      2000
                        -------------------        -------------------       --------------------
                                                (Dollars in billions)
                        NO. OF                    NO. OF                    NO. OF
                        FUNDS        ASSETS        FUNDS        ASSETS       FUNDS         ASSETS
                        -----        ------        -----        ------       -----         ------
Money market              29         $ 97.0          32         $ 97.7          16         $ 83.0
Mutual funds             171           56.5         156           62.4         124           56.2
Annuity funds             36            6.0          37            6.7          40            6.0
Closed-end funds          20            6.2          21            6.2          21            5.8
                         ---         ------         ---         ------         ---         ------
         Total           256         $165.7         246         $173.0         201         $151.0
                         ===         ======         ===         ======         ===         ======

At December 31, 2002, the Asset Management Group managed 200 mutual funds (open-end investment companies), including taxable and tax-exempt money market funds, equity funds, and taxable and tax-exempt fixed income funds sold primarily through Smith Barney Financial Consultants, the sales force of Primerica Financial Services, an affiliate of the

Company, and other affiliates of the Company. In addition, certain of the funds are sold through a variety of other national and regional brokerage firms pursuant to dealer agreements. Of the mutual funds managed by the Asset Management Group, 37 are domiciled outside the United States and are offered to non-resident aliens through Salomon Smith Barney and other financial intermediaries. In addition, at December 31, 2002, the Asset Management Group managed 36 mutual fund portfolios serving as funding vehicles for variable annuity contracts, including certain variable annuities and other individual products of the Travelers Life and Annuity unit of Citigroup, which are sold by Smith Barney Financial Consultants. The Asset Management Group also serves as the primary investment manager to 20 closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. At December 31, 2002, the Asset Management Group managed approximately $6.2 billion of closed-end investment company assets.

The Asset Management Group provides separate account discretionary and non-discretionary investment management services to a wide variety of individual and institutional clients, including private and public retirement plans, endowments, foundations, banks, insurance companies, other corporations and government agencies. Client relationships may be introduced through cross-marketing and distribution opportunities within the Citigroup structure, including Smith Barney's network of Financial Consultants, through the Asset Management Group's own sales force, or through independent sources such as consultant evaluations as well as through individual and institutional client relationships.

The Asset Management Group also sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by the Asset Management Group; other trusts are jointly sponsored through a syndicate of major broker-dealers of which Salomon Smith Barney is a member. At December 31, 2002, outstanding unit trust assets held by Salomon Smith Barney's clients were approximately $5.3 billion, as compared to approximately $6.9 billion at December 31, 2001 and approximately $9.4 billion at December 31, 2000.

                                OTHER INFORMATION

OPERATIONS BY GEOGRAPHIC AREA

For a summary of the Company's operations by geographic area, see Note 6 of Notes to Consolidated Financial Statements.

DERIVATIVES AND RISK MANAGEMENT

Derivative instruments are contractual commitments or payment exchange agreements between counterparties that "derive" their value from some underlying asset, index, interest rate or exchange rate. The Company enters into various financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward currency contracts, option contracts and warrants. Derivatives activities, like Salomon Smith Barney's other ongoing business activities, give rise to market, credit and operational risks, although the Company also uses derivative instruments to manage these risks in its other businesses. For a more complete discussion of Salomon Smith Barney's use of derivative financial instruments and certain of the related risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 5, 8, 14, 16, 17 and 19 of Notes to Consolidated Financial Statements.

COMPETITION

The businesses in which Salomon Smith Barney is engaged are highly competitive. The principal factors affecting competition in the investment banking and brokerage industry are the quality and ability of professional personnel and the relative prices of services and products offered. In addition to competition from other investment banking firms, both domestic and international, and securities brokerage companies and discount and on-line securities brokerage operations, including regional firms in the United States, there has been increasing competition from other sources, such as commercial banks, insurance companies and other major companies that have entered the investment banking and securities brokerage industry, in many cases through acquisitions. Certain of those competitors may have greater capital and other resources than the Company. Competitors of the mutual funds and asset management groups include a large number of mutual fund management and sales companies, asset management firms, banks and insurance companies. Competition in mutual fund sales and investment management is based on a variety of factors, including investment performance, service to clients and product design.

REGULATION

Certain of SSBH's subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate. Some subsidiaries are registered as broker-dealers and as investment advisers with the U.S. Securities and Exchange Commission (the "SEC") and as futures commission merchants and as commodity pool operators with the Commodity Futures Trading

Commission ("CFTC"). Certain of SSBH's subsidiaries are also members of the New York Stock Exchange, Inc. (the "NYSE") and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"), a not-for-profit membership corporation designated as a registered futures association by the CFTC. The Company's primary U.S. broker-dealer subsidiary, Salomon Smith Barney Inc. ("SSB"), is registered as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico, Taiwan and Guam. SSB is also a primary dealer in U.S. Treasury securities and a member of the principal United States futures exchanges. SSB is subject to extensive regulation, including minimum capital requirements, which are promulgated and enforced by, among others, the SEC, the CFTC, the NFA, the NYSE, various self-regulatory organizations of which SSB is a member and the securities administrators of the 50 states, the District of Columbia, Puerto Rico and Guam. The SEC and the CFTC also require certain registered broker-dealers (including SSB) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

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

In connection with the mutual funds business, SSBH and its subsidiaries must comply with regulations of a number of regulatory agencies and organizations, including the SEC, the NASD and regulatory agencies in several foreign countries. SSBH is the direct or indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940. Such investment advisers are subject to the Investment Company Act of 1940 in advising mutual funds registered under such Act. Under these Acts, the advisory contracts between SSBH's registered investment adviser subsidiaries and the registered mutual funds they serve ("Registered Funds") would automatically terminate upon an assignment of such contracts by the investment adviser. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of Citigroup's voting securities. In that event, consent to the assignment from the shareholders of the Registered Funds involved would be needed for the advisory relationships to continue. In addition, SSBH's affiliates, including its registered investment adviser subsidiaries, and the Registered Funds are subject to certain restrictions in their dealings with each other.

For example, SSB may act as broker to a Registered Fund in a transaction involving an exchange-traded security only when that fund maintains procedures that govern, among other things, the execution price of the transaction and the commissions paid; it may not, however, conduct principal transactions with a Registered Fund. Further, a Registered Fund may acquire securities during the existence of an underwriting where SSB is a principal underwriter only in certain limited situations.

SSB is a member of the Securities Investor Protection Corporation (the "SIPC"), which, in the event of liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. To supplement the SIPC coverage, SSBH has purchased additional protection for securities up to the full net equity of all accounts and per account cash coverage of $900,000 in excess of the basic $100,000 protection.

CAPITAL REQUIREMENTS

As a registered broker-dealer, SSB is subject to the SEC's net capital rule, Rule 15c3-1 (the "Net Capital Rule"), promulgated under the Exchange Act. SSB computes net capital under the alternative method of the Net Capital Rule, which requires the maintenance of minimum net capital, as defined. A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such aggregate debit balances.

The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of that broker-dealer's designated examining authority (in the case of SSB, the New York Stock Exchange) in certain circumstances, including when net capital after the withdrawal would be less than (i) 120% of the minimum net capital required by the Net Capital Rule, or (ii) 25% of the broker-dealer's securities position "haircuts," i.e., deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition. In addition, the Net Capital Rule requires broker-dealers to notify the SEC and the appropriate self-regulatory organization two business days before a withdrawal of excess net capital if the withdrawal would exceed the greater of $500,000 or 30% of the broker-dealer's excess net capital, and two business days after a withdrawal that exceeds the greater of $500,000 or 20% of excess net capital. Finally, the Net Capital Rule authorizes the SEC to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the SEC believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers.

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

At December 31, 2002, SSB had net capital, computed in accordance with the Net Capital Rule, of $3.8 billion, which exceeded the minimum net capital requirement by $3.4 billion. For further discussion of capital requirements related to the Company's principal regulated subsidiaries, see Note 11 of Notes to Consolidated Financial Statements.

GENERAL BUSINESS FACTORS

In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

At December 31, 2002, the Company had approximately 39,000 full-time and 1,000 part-time employees.

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

CODE OF ETHICS

The Company has adopted a code of ethics for financial professionals which applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The code of ethics for financial professionals has been included as an exhibit to this Form 10-K.

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

ENRON CORP. AND RELATED MATTERS

In April 2002, Citigroup Inc. ("Citigroup") and, in one case, Salomon Smith Barney Inc. ("SSB") were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (TITTLE, ET AL. V. ENRON CORP., ET AL.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), and the Racketeer Influenced and Corrupt Organizations Act ("RICO"), as well as claims for negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the NEWBY complaint were denied. The motion to dismiss the complaint in TITTLE remains pending.

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

Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, along with other parties, including (i) three actions brought in different state courts by state pension plans, alleging violations of state securities law and claims for common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities law, including
Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) a putative class action brought by clients of SSB in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and
(xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the NEWBY action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss NEWBY.

Additionally, Citigroup and certain of its affiliates, including SSB, have provided substantial information to, and have entered into substantive discussions with, the Securities and Exchange Commission regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including SSB, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and such affiliates, including SSB, are cooperating fully with all such requests.

RESEARCH

Since May 2002, Citigroup, SSB and certain executive officers and current and former employees have been named as defendants in numerous putative class action complaints by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., WorldCom, Inc., AT&T Corp., Winstar Communications, Inc., Rhythm NetConnections, Inc., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., and Williams Communications Group Inc. Almost all of these actions are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, and certain of their current and former directors, officers and employees, along with other parties, including: (1) three putative class actions filed in state courts and federal courts on behalf of persons who maintained accounts with SSB asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

On or about January 27, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the District of New Jersey (IN RE AT&T CORPORATION SECURITIES LITIGATION) sought leave to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research.

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (IN RE GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

Since April 2002, SSB and several other broker/dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees. On December 20, 2002, Citigroup and a number of other broker/dealers reached a settlement-in-principle with the Securities and Exchange Commission (the "SEC"), the National Association of Securities Dealers (the "NASD"), the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about SSB's and other firms' e-mail retention practices, SSB and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. SSB agreed to pay a penalty in the amount of $1.65 million and did not admit to any allegation of wrongdoing.

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

In addition to the several putative class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (EMANUELE V. WORLDCOM, INC., ET AL.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against SSB and the other underwriters were dismissed without prejudice.

OTHER

In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP MASTER FUND, LDC ET AL. V. SALOMON SMITH BARNEY INC.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. In August 2002, SSB filed a motion for summary judgment.

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

On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss. Also pending in the Southern District of New York against the Company and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. The defendants in this action have moved to dismiss the consolidated amended complaint but the Court has not yet rendered a decision on those motions.

Additional lawsuits containing similar claims to those described above may be filed in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

All of the outstanding common stock of the Company is owned by Citigroup Inc.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SETTLEMENT-IN-PRINCIPLE AND CHARGE FOR REGULATORY AND LEGAL MATTERS

During the fourth quarter of 2002, the Company, through its parent, Citigroup, reached a settlement-in-principle with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the Attorney General of New York of all issues raised in their research, IPO allocation and spinning-related inquiries.

The Company established a reserve for the cost of this settlement and toward estimated costs of the private litigation related to the matters that were the subject of the settlement as well as the regulatory inquiries and private litigation related to Enron. The reserve for these matters resulted in an after-tax charge of approximately $863 million. The Company believes that it has substantial defenses to the pending private litigations which are at a very early stage. Given the uncertainties of the timing and outcome of this type of litigation, the large number of cases, the novel issues, the substantial time before these cases will be resolved, and the multiple defendants in many of them, this reserve is difficult to determine and of necessity subject to future revision.

EVENTS OF SEPTEMBER 11, 2001

As a result of the September 11, 2001 terrorist attack, the Company experienced a disruption in business, as well as significant property loss. The Company and its parent, Citigroup, are insured against certain of these losses. The Company initially recorded insurance recoveries up to the net book value of the assets written off. These items were recorded in the consolidated statement of income in "Other operating and administrative expenses." The Company recorded a receivable of $199 million relating to these insurance recoveries in 2001. During 2002, additional insurance recoveries were recorded when realized. Through December 31, 2002, the Company and its parent collected substantially all of this balance.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

SECURITIZATIONS

Securitization is a process by which a legal entity issues certain securities to investors, which pay a return based on the principal and interest cash flows from a pool of loans or other financial assets. These assets may have belonged to the Company prior to their being sold to the entity. The Company securitizes financial assets that it originated and/or purchased. The Company also assists its clients in securitizing the clients' financial assets. The Company may provide administrative, underwriting, liquidity facilities and/or other services to the resulting securitization entities. See the Off-Balance Sheet Arrangements section of Management's Discussion and Analysis for additional information about our securitization programs.

There are two key accounting determinations that must be made relating to securitizations. In the case where the Company originated or previously owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer would be considered a sale for generally accepted accounting principles. The second key determination to be made is whether the securitization entity should be considered a subsidiary of the Company and be consolidated into the Company's financial statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements, the securitization entity is not consolidated by the seller of the transferred assets. Most of the Company's securitization transactions are structured to meet the criteria for sale accounting and non-consolidation. In January 2003, the Financial Accounting Standards Board ("FASB") issued a new interpretation on consolidation. See "Consolidation of Variable Interest Entities" on page 19.

The Company's securitization activities are conducted on behalf of our clients and to generate revenues for services provided to the special purpose entities ("SPEs"). The Company uses SPEs for securitizing mortgage-backed securities and clients' trade receivables, to create investment opportunities for clients through collateralized debt obligations ("CDOs"), and to meet other client needs through structuring financing transactions. All the mortgage-backed securities transactions use qualifying special purpose entities ("QSPEs"), as do certain CDOs and structured finance transactions. At December 31, 2002, the Company was involved with 773 SPEs with assets of $308.1 billion, including 102 SPEs with assets of $3.0 billion that were consolidated by the Company and 300 QSPEs with assets amounting to $247.4 billion.

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

In certain situations (primarily equity securities), including thinly-traded securities, large block holdings, restricted shares or other special situations, the quoted market price is adjusted to produce an estimate of the attainable fair value for the securities. For investments that are not publicly-traded, estimates of fair value are made based upon a review of the investee's financial results, condition and prospects, together with comparisons to similar companies for which quoted market prices are available.

For the Company's trading portfolios amounting to assets of $108.1 billion and liabilities of $61.7 billion at December 31, 2002, fair values were verified in the following ways: externally verified via comparison to third-party broker quotations or other third-party sources; models were validated by qualified personnel independent of the area that created the model and inputs were verified by comparison to third party broker quotations or other third-party sources; and by using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices. At December 31, 2002, approximately 97% of the trading portfolios gross assets and liabilities were considered verified and approximately 3% were considered unverified. Of the unverified, approximately 65% consists of cash products, where independent quotes were not available and/or alternative procedures were not feasible, and 35% consists of derivative products where either the model was not validated or the inputs were not verified due to lack of appropriate market quotations. Such values are actively reviewed by management.

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

In determining the fair values of our securities portfolios, management also reviews the length of time trading positions have been held to identify aged inventory. During 2002, the average monthly aged inventory designated as available for immediate sale was approximately $4.2 billion. Inventory positions that are both aged and whose values are unverified amounted to less than $2.1 billion at December 31, 2002. The fair value of the aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available for immediate sale longer than 90 days. At December 31, 2002, such valuation adjustments amounted to $55 million.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and adjusted for changes in estimated cash flows.

The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect the Company's financial statements.

GUARANTEES AND INDEMNIFICATIONS

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these new disclosures are included in Note 14 to the consolidated financial statements. It is not expected that the recognition and measurement provisions of FIN 45 will have a material effect on the consolidated financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has equity that is insufficient to permit the entity to finance its activities without

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

additional subordinated financial support from other parties, or equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities evaluate consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003. See Note 19 to the consolidated financial statements.

The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company is considering restructuring alternatives that would enable certain VIEs to meet the criteria for non-consolidation. However, at this time, it is anticipated that the effect on the Company's consolidated statement of financial condition could be an increase of as much as $1.4 billion to assets and liabilities, primarily due to several structured finance entities in which the Company is involved. As the Company continues to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated.

ACCOUNTING FOR STOCK-BASED COMPENSATION

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 prospectively to all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, " Accounting for Stock-Based Compensation-Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the alternative method of accounting, an offsetting increase to stockholders equity under SFAS 123 is recorded equal to the amount of compensation expense charged. Assuming a three-year vesting period for options, the estimated impact to net

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

income of this change will be approximately $46 million in 2003 and, when fully phased in, approximately $91 million annually. The Company, through its parent, Citigroup, has made changes to various stock-based compensation plan provisions for future awards. Other changes also may be made that may impact the SFAS 123 estimates previously disclosed.

RESULTS OF OPERATIONS

In 2002, the Company recorded net income of $1,787 million compared to $2,627 million and $3,032 million for the years ended December 31, 2001 and 2000, respectively. The decrease in 2002 reflects the recording of a provision for legal and regulatory settlements as well as a continued decline across financial markets. Revenues, net of interest expense, were $14.4 billion in 2002 compared. to $15.4 billion and $16.2 billion in 2001 and 2000, respectively.

In 2002, the Company recorded a cumulative after-tax loss of $24 million (net of tax benefit of $16 million) which related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Net income for 2001 was reduced by a cumulative after tax loss of $1 million, which related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Principal transactions revenues contributed largely to the decline in revenue in 2002 due to decreases in global equities and fixed income trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities. Investment banking revenues decreased 13% as a result of declines in high-grade debt underwriting and merger and acquisition fees, partially offset by an increase in equity underwriting. Included in investment banking revenues were fees from the Travelers Property Casualty Corp. initial public offering which occurred in the first quarter of 2002. Commission revenues increased in 2002 compared to 2001 due to higher over-the-counter ("OTC") commissions, offset to an extent by a decrease in listed commissions. Total non-interest expenses increased 2%, excluding the restructuring charge in 2002 compared to 2001. The increase was primarily the result of a charge to earnings relating to the establishment of reserves for the cost of the previously announced proposed settlement-in-principle with regulators and toward estimated costs of the private litigation related to the matters that were the subject of the settlement as well as the regulatory inquiries and private litigation related to Enron. The charge was included in "Other operating and administrative expenses" in the accompanying consolidated statement of income. The increase was partially offset by a decrease in compensation and benefits and savings realized from restructuring actions initiated in the first and second quarters of 2001. The Company continues to maintain tight expense controls.

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Following is a discussion of the results of operations of the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

INVESTMENT SERVICES

      Dollars in millions
      For the year ended December 31,                      2002           2001             2000
      -------------------------------                      ----           ----             ----
      Revenues, net of interest expense                   $7,431         $ 8,209          $8,156

      Total non-interest expenses                          6,132           5,875           5,681

      Income before income taxes and cumulative
         effect of change in accounting principle          1,299           2,334           2,475

      Provision for income taxes                             569             810             847

      Cumulative effect of change in accounting
         principle (net of tax benefit of $1)                 --              (1)             --
                                                          ------         -------          ------
      Net income                                          $  730         $ 1,523          $1,628
                                                          ======         =======          ======

The Company's investment services segment recorded net income in 2002 of $730 million compared to $1.52 billion and $1.63 billion for the years ended December 31, 2001 and 2000, respectively. During 2002 and 2001, the segment recorded a restructuring credit of $9 million ($5 million net of tax) and a restructuring charge of $107 million ($64 million net of tax), respectively.

Revenues, net of interest expense, decreased 10% to $7.4 billion in 2002 and increased 1% to $8.2 billion in 2001. Following is a discussion of the significant changes to the segment's revenues. Principal transactions revenue decreased significantly in 2002 and 2001 as the result of decreases in global equities and fixed income trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities. For further information related to principal transactions revenues, see Note 5 to the consolidated financial statements. Investment banking revenues declined in 2002 compared to 2001 as a result of a decrease in high-grade debt underwritings and merger and acqusition fees. These decreases were partially offset by an increase in equity underwriting. Investment banking revenues increased in 2001 compared to 2000 as a result of increases in high-grade debt, public finance and high-yield underwritings, as well as an increase in bank loan arrangement fees. The increases were partially offset by declines in equity and unit trust underwritings and merger and acquisition fees. Included in investment banking revenues in 2002 were fees from the Travelers Property Casualty Corp. initial public offering which occurred in the first quarter of 2002. Commission revenues increased in 2002, compared to 2001, as a result of increased OTC commissions. In 2001, commission revenues were up due to increased listed commissions. Net interest and dividends increased in 2002 and 2001. The increases were due primarily to widening spreads in fixed income products, particularly mortgage-backed securities.

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Total non-interest expenses, excluding restructuring-related items, increased 6% in 2002 compared to 2001 primarily due to a charge related to the establishment of reserves for the proposed settlement-in-principle with regulators and toward estimated costs of the private litigation related to the matters that were the subject of the settlement as well as the regulatory inquiries and private litigation related to Enron. The increase was partially offset by a decrease in compensation and benefits expense, reduced communications, occupancy and floor brokerage expense and savings from restructuring actions initiated during the first and second quarters of 2001, as well as tight expense controls. Also partially offsetting the increase in 2002 was the absence of goodwill and other indefinite-lived intangible amortization due to the adoption of SFAS 141 and SFAS 142. Total non-interest expenses, excluding restructuring related items, increased 2% in 2001 compared to 2000 as a result of an increase in compensation and benefits and floor brokerage expense. This was partially offset by the savings realized from restructuring actions initiated during the first and second quarters of 2001 and the release of a rent reserve that was no longer required. For further discussion of the restructuring-related items, net, see
Note 3 to the consolidated financial statements.

PRIVATE CLIENT SERVICES

      Dollars in millions
      For the year ended December 31,                      2002           2001           2000
      -------------------------------                      ----           ----           ----
      Revenues, net of interest expense                   $5,661         $5,883         $6,864

      Total non-interest expenses                          4,535          4,677          5,166

      Income before income taxes and cumulative
         effect of change in accounting principle          1,126          1,206          1,698

      Provision for income taxes                             424            452            638

      Cumulative effect of change in accounting
         principle                                            --             --             --
                                                          ------         ------         ------
      Net income                                          $  702         $  754         $1,060
                                                          ======         ======         ======

Private Client Services net income was $702 million in 2002 compared to $754 million in 2001 and $1.1 billion in 2000. Private Client Services net income decreased $52 million or 7% during 2002 primarily due to lower asset-based fee revenue, a decline in net interest revenue on securities-based lending and lower transaction volumes, which were partially offset by lower production-related compensation, higher revenue from the bank deposit program and the impact of continued expense control initiatives. Net income of $754 million in 2001 decreased $306 million or 29% compared to 2000 primarily reflecting decreases in customer transaction volumes, net interest revenue on security-based lending and asset-based fee revenue, partially offset by higher revenue from the bank deposit program, the impact of continued expense control initiatives and prior year restructuring-related pre-tax charge of $8 ($5 million after-tax).

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Revenues, net of interest expense, decreased $222 million or 4% in 2002 to $5.7 billion, primarily due to declines in fees from managed accounts, lower net interest revenue on security-based lending and lower customer transaction volumes, partially offset by higher revenue from the bank deposit program. Revenues, net of interest expense, decreased $981 million or 14% in 2001 to $5.9 billion, primarily due to declines in equity markets resulting in lower customer transaction volumes, decreases in revenue on security-based lending and lower asset-based fee revenue, partially offset by higher revenue from the bank deposit program.

Total assets under fee-based management were $179.4 billion, $205.1 billion and $201.8 billion as of December 31, 2002, 2001 and 2000, respectively (see table below for detail of Private Client Services assets under fee-based management). The decrease in 2002 was primarily due to a decline in market values, while the increase in 2001 reflects higher business volumes compared to 2000. Total client assets, including assets under fee-based management, of $897 billion in 2002 decreased $80 billion or 8% from $977 billion in 2001, which, in turn, was flat to 2000. The decrease in 2002 primarily reflects market depreciation, partially offset by net positive flows of $35 billion. Balances in Smith Barney's bank deposit program totaled $41 billion in 2002 compared to $36 billion in 2001. Annualized revenue per financial consultant of $443,000 in 2002 declined 4% from $461,000 in 2001, which in turn decreased 21% from $580,000 in 2000.

Operating expenses decreased $142 million or 3% in 2002 to $4.5 billion from $4.7 billion in 2001, which, in turn, decreased $489 million or 10% from $5.2 billion in 2000, primarily reflecting lower production-related compensation resulting from a decline in revenue combined with the impact of expense control initiatives. The decrease for 2002 also reflects a prior-year pre-tax restructuring-related charge of $9 million. For further information concerning the restructuring-related items, see Note 3 to the consolidated financial statements.

Assets under fee-based management were as follows:

       Dollars in billions
       At December 31,                                              2002             2001             2000
       ---------------                                              ----             ----             ----
       Financial Consultant managed accounts                       $ 52.2           $ 54.9           $ 56.2

       Consulting Group and internally managed assets               127.2            150.2            145.6
                                                                   ------           ------           ------
       Total assets under fee-based management (1)                 $179.4           $205.1           $201.8
                                                                   ------           ------           ------

      (1) Includes assets managed jointly with Salomon Smith Barney Asset Management.

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ASSET MANAGEMENT

      Dollars in millions
      For the year ended December 31,                      2002             2001           2000
      -------------------------------                      ----             ----           ----
      Revenues, net of interest expense                   $ 1,314          $1,295         $1,222

      Total non-interest expenses                             686             715            653

      Income before income taxes and cumulative
         effect of change in accounting principle             628             580            569

      Provision for income taxes                              249             230            225

      Cumulative effect of change in accounting
         principle (net of tax benefit of $16)                (24)             --             --
                                                          -------          ------         ------
      Net income                                          $   355          $  350         $  344
                                                          =======          ======         ======

The asset management segment revenues, net of interest expense, increased to $1.31 billion in 2002 compared to $1.30 billion in 2001 and $1.22 billion in 2000. The primary revenue component for the asset management segment is asset management and administration fees, which were $1.26 billion in both 2002 and 2001 and $1.17 billion in 2000. The results for the year 2002 reflect the impact of positive net flows and the transfer of the managed futures business into the segment which were partially offset by the impact of negative market action and decreased U.S. retail money market revenues. The 8% overall increase in fees from 2000 to 2001 reflects broad growth in all asset management products. Assets under management for the segment decreased 6% in 2002 and increased 12% in 2001 (see the table on following page for detail of Salomon Smith Barney Asset Management assets under fee-based management).

Total non-interest expenses were $686 million in 2002 compared to $715 million in 2001 and $653 million in 2000. The 4% decrease in 2002 is primarily due to the absence of goodwill/intangible amortization as a result of adopting SFAS 141 and SFAS 142 which offset the increase in variable expenses primarily relating to distribution fees. The 9% increase in 2001 was driven by an increase in variable expenses primarily relating to distribution fees. Included in total expenses in 2001 and 2000 were restructuring charges of $1 million and $4 million, respectively. For further information concerning the restructuring-related items, net see Note 3 to the consolidated financial statements.

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Assets under fee-based management were as follows:

      Dollars in billions
      At December 31,                                         2002           2001           2000
      ---------------                                         ----           ----           ----
      Money market funds                                     $ 97.0         $ 97.7         $ 83.0

      Mutual funds                                             68.7           75.3           68.0

      Managed accounts                                         85.6           93.2           83.4

      Unit investment trusts held in client accounts            5.3            6.9            9.4

      Managed commodity pools                                   1.4             --             --
                                                             ------         ------         ------
      Salomon Smith Barney Asset Management                  $258.0         $273.1         $243.8
                                                             ------         ------         ------

OUTLOOK

The Company's business is significantly affected by the levels of activity in the securities markets, which, in turn, are influenced by the level and trend of interest rates, the general state of the global economy and the national and worldwide political environments, among other factors.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $292 billion at December 31, 2002, a decrease from $301 billion at year-end 2001. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, mandatorily redeemable securities of subsidiary trusts, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $190.5 billion at December 31, 2002. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a cheaper funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $22.2 billion at December 31, 2002. On March 3, 2003, the Company redeemed for cash all of the mandatorily redeemable securities of SSBH Capital I, a wholly-owned subsidiary trust, at the redemption price of $25 per preferred security plus any accrued interest and unpaid distributions thereon.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks.

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Commitments under this facility terminate in May 2003. Any borrowings under this facility would mature in May 2005. The Company also has $100 million committed uncollateralized 364-day facility with an unaffiliated bank that extends through June 2003, with any borrowings under this facility maturing in June 2004, and a $100 million 364-day collateralized facility that extends through December 2003. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate), and compensates the banks for these facilities through facility fees. At December 31, 2002, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with unaffiliated banks. At December 31, 2002, the Company had drawn down the full $1.7 billion then available under these facilities. A bank can terminate its facility by giving the Company prior notice (generally one year). The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At December 31, 2002, this requirement was exceeded by approximately $4.8 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

Unsecured term debt is a significant component of the Company's long-term capital. Term debt totaled $32.3 billion at December 31, 2002, compared with $27.2 billion at December 31, 2001. The Company utilizes interest rate swaps to convert the majority of its fixed rate term debt used to fund inventory-related working capital requirements into variable rate obligations. Term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts. The average remaining maturity of the Company's term debt was 3.9 years, including pass-through entities whose debt of $1.4 billion matures in periods ranging from 2007 to 2097 and are required to be consolidated under generally accepted accounting principles. The average remaining maturity of the Company's term debt excluding these pass-through entities was 3.1 years at December 31, 2002. See Note 8 to the consolidated financial statements for additional information regarding term debt and an analysis of the impact of interest rate swaps on term debt.

The Company's borrowing relationships are with a broad range of banks, financial institutions and other firms from which it draws funds. The volume of the Company's borrowings generally fluctuates in response to changes in the level of the Company's financial instruments, commodities and contractual commitments, customer balances, the amount of securities purchased under agreements to resell and securities borrowed transactions. As the Company's activities increase, borrowings generally increase to fund the additional activities. Availability of financing to the Company can vary depending upon market conditions, credit ratings and the overall availability of credit to the securities industry. The Company seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

single investor limits and daily maturities.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company is involved with several types of off-balance sheet arrangements, including SPEs, lines and letters of credit, and loan commitments. The volume and types of our loan commitments and lines and letters of credit are described in the following section.

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

SECURITIZATION OF CLIENT ASSETS

The Company acts as intermediary or agent for its clients, assisting them in obtaining sources of liquidity by selling the clients financial assets to an SPE.

The Company securitizes clients' debt obligations in transactions involving SPEs that issue CDOs. A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed. Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers. Some CDOs have static unmanaged portfolios of assets, while others have a more actively managed portfolio of financial assets. At December 31, 2002, assets of CDOs amounted to $17 billion. The Company receives market-rate fees for structuring and distributing the CDO securities to investors. For the year ended December 31, 2002, the Company's revenues were $81 million and estimated expenses were $16 million.

In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgage loans, creating collateralized mortgage obligations ("CMOs") and other mortgage-backed securities ("MBSs") and distributes them to investors. Since January 1, 2000, the Company has organized 253 mortgage securitizations with assets of $241 billion at December 31, 2002. For the year ended December 31, 2002, the Company's revenues were $106 million and estimated expenses were $34 million. Expenses have been estimated based upon a percentage of product revenues to total business revenues.

CREATION OF OTHER INVESTMENT AND FINANCING PRODUCTS

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including hedge funds, mutual funds, unit investment trusts, and other investment funds, for institutional and Citigroup's Private Banking clients as well as retail customers, that match the clients' investment needs and preferences. The SPEs may be credit-enhanced by excess assets in the investment pool or by third-party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. The Company typically manages the SPEs for market-rate fees. In addition, the Company may be one of several liquidity providers to the SPEs and may place the securities with investors.

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the maturity profile of the Company's contractual long-term debt payments at December 31, 2002:

           Dollars in millions            Total
           -------------------            -----
           2003                         $ 8,756
           2004                           9,643
           2005                           3,247
           2006                           2,539
           2007                           1,266
           Thereafter                     6,851
                                        -------
           Total                        $32,302
                                        =======

The Company has noncancelable leases covering office space and equipment expiring on various dates through 2018. Presented below is a schedule of minimum future rentals on noncancelable operating leases, net of subleases, as of December 31, 2002. Various leases contain provisions for lease renewals and escalation of rent based on increases in certain costs incurred by the lessors.

           Dollars in millions            Total
           -------------------            -----
           2003                            $191
           2004                             168
           2005                             130
           2006                             107
           2007                              89
           Thereafter                       163
                                           ----
           Minimum
           future rentals                  $848
                                           ====

A summary of the Company's Other Commercial Commitments at December 31, 2002 are as follows:

         Other Commercial             Total          Less
             Commitments             Amounts         than          1-3          4-5        Over 5
         (Dollars in millions)      Committed       1 Year        Years        Years        Years
         ---------------------      ---------       ------        -----        -----        -----
         Loan Commitments            $8,116         $7,933         $183         $ --         $ --
         Guarantees                     550             87          365           --           98
         Lines of credit                176            176           --           --           --
         Other Commitments              322            242           71           --            9
                                     ------         ------         ----         ----         ----
         Total Commercial
            Commitments              $9,164         $8,438         $619         $ --         $107
                                     ======         ======         ====         ====         ====

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

Derivatives have been used quite successfully by multinational corporations to hedge foreign currency exposure, by financial institutions to manage gaps in maturities between assets and liabilities, by investment companies to reduce transaction costs and take positions in foreign markets without assuming currency risk and by non-financial companies to fix the prices of inputs into the manufacturing process or prices of the products they sell. Derivatives are also used by investors when, considering such factors as taxes, regulations, capital and liquidity, they provide the most efficient means of taking a desired market position. These are just a few of the business objectives for which derivatives are used.

Derivatives are accounted for and settled differently than cash instruments and their use requires special management oversight. Such oversight should ensure that management understands the transactions to which it commits their firm and that the transactions are executed in accordance with sensible corporate risk policies and procedures.

Derivatives activities, like the Company's other ongoing business activities, give rise to market, credit, and operational risks. Market risk represents the risk of loss from adverse market price movements. While market risk relating to derivatives is clearly an important consideration for intermediaries such as the Company, such risk represents only a component of the Company's overall market risk, which arises from activities in non-derivative instruments as well. Consequently, the scope of the Company's market risk management procedures extends beyond derivatives to include all financial instruments and commodities. Credit risk is the loss that the Company would incur if counterparties failed to perform pursuant to their contractual obligations. While credit risk is not a principal consideration with respect to exchange-traded instruments, it is a major factor with respect to non-exchange-traded

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OTC instruments. Whenever possible, the Company uses industry master netting agreements to reduce aggregate credit exposure. Swap and foreign exchange agreements are generally documented utilizing counterparty master netting agreements supplemented by trade confirmations. Over the past several years, the Company has enhanced the funding and risk management of its derivatives activities through the increased use of bilateral security agreements. Based on notional amounts, at December 31, 2002 and 2001, approximately 94% and 91%, respectively, of the Company's swap portfolio (the largest component of the Company's derivative portfolio) was subject to the bilateral exchange of collateral. See "Risk Management" for discussions of the Company's management of market, credit, and operational risks.

NATURE AND TERMS OF DERIVATIVE INSTRUMENTS

The Company enters into various financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward purchase and sale agreements, option contracts and warrants. Transactions are conducted either through organized exchanges or OTC. For a discussion of the nature and terms of these instruments see Notes 1 and 16 to the consolidated financial statements.

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

NON-TRADING ACTIVITIES

The Company also makes use of financial derivatives for non-trading, or end user, purposes. These instruments include interest rate swaps, cross-currency swaps and forward currency contracts, which provide the Company with added flexibility in the management of its capital and funding costs. Interest rate swaps are utilized to effectively convert the majority of the Company's fixed-rate term debt to variable-rate obligations. Cross-currency swaps are utilized to effectively convert a portion of its non-U.S. dollar denominated term debt to U.S. dollar denominated obligations. Forward currency contracts are utilized to minimize the variability in equity otherwise attributable to exchange rate movements.

For additional derivatives-related disclosures contained in the consolidated financial statements see the following:

            -     Note 1 - Summary of Significant Accounting Policies

            -     Note 5 - Principal Transactions Revenues

            -     Note 8 - Term Debt

            -     Note 14 - Pledged Assets, Commitments, Contingencies, and
                            Guarantees

            -     Note 16 - Financial Instruments and Contractual Commitments
                            and Related Risks

            -     Note 17 - Fair Value Information

            -     Note 19 - Securitizations

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

Trading positions are necessary for an active market maker, but can be a major source of liquidity risk. Monitoring the Company's trading inventory levels and composition is the responsibility of the Global Market Risk Management Group and various support units, which monitor trading positions on a position by position level and employ specific risk models to track inventory exposure in credit markets, emerging markets and the mortgage markets. Independent oversight of pricing is the responsibility of the Controller's organization, with review by the Risk Management Group. The Company also provides for liquidity risk by imposing markdowns for illiquid concentrated positions. Additionally, inventory event risk, both for issuer credit and emerging markets, is analyzed with the involvement of senior traders, economists and credit department personnel. Market scenarios for the major emerging markets are maintained and updated to reflect the event risk for the emerging market positions. In addition, the Company, as a dealer of securities in the global capital markets, has risk to issuers of fixed income securities for the timely payment of principal and interest. Principal risk is reviewed by the Global Market Risk Management Group, which identifies and reports major risks undertaken by the trading businesses. The Credit Department (the "Department") combines principal risk positions with credit risks resulting from counterparty pre-settlement and settlement risk to review aggregate exposures by counterparty, industry and country.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

STRESS ANALYSIS The Company performs stress analysis by repricing inventory positions for specified upward and downward moves in risk factors, and computing the revenue implications of these repricings. Stress analysis is a useful tool for identifying exposures that appear to be relatively small in the current environment but grow more than proportionately with changes in risk factors. Such risk is typical of a number of derivative instruments, including options sold, mortgage derivatives and structured products. Stress analysis provides for the measurement of the potential impact of extremely large moves in risk factors, which, though infrequent, can be expected to occur from time to time.

SCENARIO ANALYSIS Scenario analysis is a tool that generates forward-looking "what-if" simulations for specified changes in market factors. For example, the scenario analysis simulates the impact of significant changes in domestic and foreign interest rates. The revenue implications of the specified scenario are quantified on a business unit and geographic basis.

VALUE AT RISK ANALYSIS Value at risk ("VAR") is a statistical tool for measuring the potential variability of trading revenue. The VAR reported is an estimate of the potential range of loss in the market value of the trading portfolio, over a one-day period, at the 99% confidence level, assuming a static portfolio. This level implies that on 99 trading days out of 100, the mark-to-market of the portfolio will likely either (1) increase in value, or (2) decrease in value by less than the VAR estimate; and that on 1 trading day out of 100, the mark-to-market of the portfolio will likely decrease in value by an amount that will exceed the VAR estimate.

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

                       SALOMON SMITH BARNEY HOLDINGS INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following table summarizes the Company's VAR at the 99% confidence level, which includes all of the Company's financial assets and liabilities which are marked-to-market, as of December 31, 2002 and 2001, along with the 2002 daily average, high and low (based on daily VARs). The VAR relating to accrual portfolios has been excluded from this analysis.

RISK EXPOSURES                   December 31,                                                                 December 31,
($ IN MILLIONS)                      2002           2002 Average          2002 High         2002 Low              2001
---------------                  ------------       ------------          ---------         --------          ------------
Interest rate                        $ 63                $ 46               $ 82               $ 35               $ 37
Equities                               12                  21                 55                  7                  4
Commodities                             5                  12                 20                  4                 14
Currency                                4                   3                 14                 --                 --
 Diversification Benefit              (18)                (25)               N/A                N/A                (12)
                                     ----                ----               ----               ----               ----
Total*                               $ 66                $ 57               $ 88               $ 43               $ 43
                                     ====                ====               ====               ====               ====

*Includes diversification benefit.

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at December 31, 2002, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. The Company is in the middle of a large-scale, long-term process of calculating its VAR by a more robust methodology. Approximately 60% of the total portfolio is calculated under the new methodology, which simulates tens of thousands of market factors to measure VAR. The previous methodology simulated fewer market factors to measure VAR. VAR reflects the risk profile of the Company at December 31, 2002 and is not a predictor of future results.

The following describes the components of market risk:

INTEREST RATE RISK

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. In connection with the Company's dealer and proprietary trading activities, including market-making in OTC derivative contracts, the Company is exposed to interest rate risk arising from changes in the level or volatility of interest rates, mortgage prepayment speeds or the shape and slope of the yield curve. The Company's corporate bond activities expose it to the risk of loss related to changes in credit spreads. When appropriate, the Company attempts to hedge its exposure to interest rate risk by entering into transactions such as interest rate swaps, options, U.S. and non-U.S. government securities and futures and forward contracts designed to mitigate such exposure.

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

CREDIT RISK MANAGEMENT

The Senior Risk Officer, who is independent of any revenue-generating function, manages the Department, whose professionals assess, approve, monitor, and coordinate the extension of credit on a global basis. In considering such risk, the Department evaluates the risk/return trade-offs as well as current and potential credit exposures to a counterparty or to groups of counterparties that are related because of industry, geographic, or economic characteristics. The Department also has established various credit policies and control procedures used singularly or in combination, depending upon the circumstances.

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

CREDIT EXPOSURE FROM DERIVATIVE ACTIVITIES

The Company's credit exposure for swap agreements, swap options, caps and floors and foreign exchange contracts and options at December 31, 2002, as represented by amounts reported on the Company's consolidated statement of financial condition, are primarily with investment grade counterparties. These amounts do not present potential credit exposure that may result from factors that influence market risk or from the passage of time. Severe changes in market factors may cause credit exposure to increase suddenly and dramatically. Swap agreements, swap options, caps and floors include transactions with both short- and long-term periods of commitment. See Note 16 to the consolidated financial statements for further discussion of credit exposure from derivative activities.

With respect to sovereign risk related to derivatives, credit exposure at December 31, 2002 was primarily to counterparties in the U.S. ($8.1 billion), United Kingdom ($1.7 billion), Germany ($.6 billion), and France ($.5 billion).

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

The Company may be subject to remedial liability as a result of commodities-related industrial operations, which were discontinued in or prior to 1984. Such liability arises under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), which provides that potentially responsible parties ("PRPs") may be held jointly and severally liable for the cost of site clean-up. The Company may also be subject to liability under state or other U.S. environmental laws. Management believes, based upon currently known facts and established reserves, that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

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

ITEM 14.    CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

                  On December 23, 2002, the Company filed a Current Report on Form 8-K, dated December 17, 2002, filing certain exhibits under Item 7 thereof relating to the offer and sale of its Equity Linked Securities (ELKS) based on the common stock of American Express Company due December 22, 2003.

                  No other reports on Form 8-K were filed during the fourth quarter of 2002; however, on January 22, 2003, the Company filed a Current Report on Form 8-K, dated January 21, 2003, reporting under Item 5 thereof the results of 2002 and 2001.

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

14.01+      Code of Ethics.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2003.

                                       SALOMON SMITH BARNEY HOLDINGS INC.
                                       (Registrant)


                                       By:        /s/ Charles Prince
                                           -------------------------------------
                                           Charles Prince, Chairman and
                                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of March, 2003.

              SIGNATURE                 TITLE
              ---------                 -----

        /s/ Charles Prince              Chairman and Chief Executive Officer
--------------------------------        (Principal Executive Officer)
          Charles Prince


        /s/ John C. Morris              Chief Financial Officer
--------------------------------        (Principal Financial Officer)
          John C. Morris


        /s/ Robert Traficanti           Principal Accounting Officer
--------------------------------
         Robert Traficanti


        /s/ Robert Druskin              Director
--------------------------------
          Robert Druskin


        /s/ Deryck C. Maughan           Director
--------------------------------
         Deryck C. Maughan

                                           CERTIFICATIONS

      I, Charles Prince, certify that:

      1. I have reviewed this annual report on Form 10-K of Salomon Smith Barney Holdings Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003


By: /s/ Charles Prince, Chief Executive Officer
   -----------------------------------------------

I, John C. Morris, certify that:

      1. I have reviewed this annual report on Form 10-K of Salomon Smith Barney Holdings Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003


By: /s/ John C. Morris, Chief Financial Officer
    -------------------------------------------

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                             PAGE
                                                                             ----
REPORTS OF INDEPENDENT AUDITORS                                           F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statements of Income for the years ended
       December 31, 2002, 2001 and 2000                                         F-4

      Consolidated Statements of Financial Condition as of
       December 31, 2002 and 2001                                               F-5

      Consolidated Statements of Changes in Stockholder's Equity
       for the years ended December 31, 2002, 2001 and 2000                     F-7

      Consolidated Statements of Cash Flows for the years ended
       December 31, 2002, 2001 and 2000                                         F-8

      Notes to Consolidated Financial Statements                                F-9

QUARTERLY FINANCIAL DATA (UNAUDITED)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder of
Salomon Smith Barney Holdings Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Salomon Smith Barney Holdings Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of income, changes in stockholder's equity, and cash flows of Salomon Smith Barney Holdings Inc. and subsidiaries for the year ended December 31, 2000, were audited by other auditors whose report dated January 16, 2001, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Holdings Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its methods of accounting for goodwill and intangible assets. Also, as discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.


(signed) KPMG LLP
New York, New York
January 21, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Salomon Smith Barney Holdings Inc. and Subsidiaries:

In our opinion, the accompanying consolidated statements of income, changes in stockholder's equity and cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Salomon Smith Barney Holdings Inc. and Subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Salomon Smith Barney Holdings Inc. and Subsidiaries as of any date or for any period subsequent to December 31, 2000.


(signed) PricewaterhouseCoopers LLP
New York, New York
January 16, 2001

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

Dollars in millions
Year Ended December 31,                                         2002              2001             2000
-----------------------                                       --------          --------          -------
Revenues:
   Commissions                                                $  3,845          $  3,619          $ 4,375
   Investment banking                                            3,420             3,914            3,592
   Asset management and administration fees                      3,147             3,278            3,322
   Principal transactions                                          576             1,783            2,706
   Other                                                           662               543              517
                                                              --------          --------          -------
Total noninterest revenues                                      11,650            13,137           14,512
                                                              --------          --------          -------
   Interest and dividends                                        9,600            14,237           16,260
   Interest expense                                              6,844            11,987           14,530
                                                              --------          --------          -------
Net interest and dividends                                       2,756             2,250            1,730
                                                              --------          --------          -------
Revenues, net of interest expense                               14,406            15,387           16,242
                                                              --------          --------          -------
Noninterest expenses:
   Compensation and benefits                                     7,425             8,140            8,193
   Floor brokerage and other production                            710               697              645
   Communications                                                  664               668              648
   Occupancy and equipment                                         554               604              568
   Professional services                                           312               302              332
   Advertising and market development                              289               360              477
   Other operating and administrative expenses                   1,408               379              633
   Restructuring charge (credit), net                               (9)              117                4
                                                              --------          --------          -------
Total noninterest expenses                                      11,353            11,267           11,500
                                                              --------          --------          -------
Income before income taxes and cumulative
   effect of changes in accounting principles                    3,053             4,120            4,742
Provision for income taxes                                       1,242             1,492            1,710
                                                              --------          --------          -------
Income before cumulative effect of changes
   in accounting principles                                      1,811             2,628            3,032
Cumulative effect of changes in accounting principles
   (net of tax benefit of $16 and $1, respectively)                (24)               (1)              --
                                                              --------          --------          -------
Net income                                                    $  1,787          $  2,627          $ 3,032
                                                              ========          ========          =======

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Dollars in millions
December 31,                                                                               2002                             2001
-------------------                                                                      --------                         --------
Assets:
Cash and cash equivalents                                                                $  3,722                         $  3,018
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                2,461                            5,327

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                      $ 94,775                         $ 94,204
   Deposits paid for securities borrowed                                  45,439                           45,337
                                                                        --------                         --------
                                                                                          140,214                          139,541

Financial instruments owned and contractual commitments:
    (Approximately $34 billion was pledged to
     various parties at both December 31, 2002 and 2001)
     U.S. government and government agency securities                     34,610                           45,813
     Corporate debt securities                                            17,597                           13,463
     Contractual commitments                                              15,788                            9,333
     Non-U.S. government and government agency securities                  9,989                            8,084
     Equity securities                                                     9,531                           10,987
     Mortgage loans and collateralized mortgage securities                 7,512                            6,868
     Money market instruments                                              6,565                            4,663
     Other financial instruments                                           6,548                            5,157
                                                                        --------                         --------
                                                                                          108,140                          104,368
Receivables:
   Customers                                                              16,439                           19,353
   Brokers, dealers and clearing organizations                             8,776                           15,441
   Other                                                                   2,858                            2,793
                                                                        --------                         --------
                                                                                           28,073                           37,587

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of  $1,048 and
  $959, respectively                                                                        1,025                            1,204

Goodwill                                                                                    1,530                            1,400

Intangibles                                                                                   808                              941

Other assets                                                                                6,018                            7,466
                                                                                         --------                         --------
Total assets                                                                             $291,991                         $300,852
                                                                                         ========                         ========

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Dollars in millions, except share data December 31,                                       2002                              2001
---------------------------------------------------                                     ---------                        ---------
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                        $  22,619                        $  18,890

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                      $ 118,878                        $ 126,118
   Deposits received for securities loaned                                10,439                           13,050
                                                                       ---------                        ---------
                                                                                          129,317                          139,168
Financial instruments sold, not yet purchased, and
  contractual commitments:
   Non-U.S. government and government agency securities                   21,783                           14,970
   Contractual commitments                                                14,821                            9,542
   U.S. government and government agency securities                       13,133                           20,024
   Corporate debt securities and other                                     7,697                            6,034
   Equity securities                                                       4,243                            5,670
                                                                       ---------                        ---------
                                                                                           61,677                           56,240
Payables and accrued liabilities:
   Customers                                                              16,724                           20,463
   Brokers, dealers and clearing organizations                             5,074                           13,382
   Other                                                                  11,320                           13,392
                                                                       ---------                        ---------
                                                                                           33,118                           47,237
Term debt                                                                                  32,302                           27,219

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior subordinated
   debt securities of the Company                                                             400                              400

Stockholder's equity:
    Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                        --                               --
    Additional paid-in capital                                             3,016                            2,479
    Retained earnings                                                      9,543                            9,224
    Accumulated changes in equity from nonowner sources                       (1)                              (5)
                                                                       ---------                        ---------
Total stockholder's equity                                                                 12,558                           11,698
                                                                                        ---------                        ---------
Total liabilities and stockholder's equity                                              $ 291,991                        $ 300,852
                                                                                        =========                        =========

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                                 Accumulated
                                                                                                  Changes In
                                                                  Additional                     Equity From          Total
                                                     Common        Paid-In         Retained        Nonowner       Stockholder's
Dollars in millions                                   Stock        Capital         Earnings         Sources          Equity
-------------------                                   -----       ----------       --------      ------------     -------------
Balance at December 31, 1999                         $    --       $ 1,626          $ 7,686        $     14          $  9,326
Net income                                                                            3,032                             3,032
Common dividends                                                                     (1,535)                           (1,535)
Other capital transactions                                             228                                                228
Net change in cumulative translation adjustments                                                        (12)              (12)
                                                     -------       -------          -------        --------          --------
Balance at December 31, 2000                              --         1,854            9,183               2            11,039
Net income                                                                            2,627                             2,627
Common dividends                                                                     (2,586)                           (2,586)
Other capital transactions                                             625                                                625
Net change in cumulative translation adjustments                                                         (7)               (7)
                                                     -------       -------          -------        --------          --------
Balance at December 31, 2001                              --         2,479            9,224              (5)           11,698
Net income                                                                            1,787                             1,787
Common dividends                                                                     (1,468)                           (1,468)
Capital contribution from Parent                                       500                                                500
Other capital transactions                                              37                                                 37
Net change in cumulative translation adjustments                                                          4                 4
                                                     -------       -------          -------        --------          --------
Balance at December 31, 2002                         $    --       $ 3,016          $ 9,543        $     (1)         $ 12,558
                                                     =======       =======          =======        ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in millions
Year Ended December 31,                                                                   2002            2001              2000
-----------------------                                                                 --------        --------          --------
Cash flows from operating activities:
 Net income                                                                             $  1,787        $  2,627          $  3,032
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
 Deferred income tax provision (benefit)                                                     (25)            (31)              415
 Depreciation and amortization                                                               323             522               472
 Cumulative effect of changes in accounting principles                                        24               1                --
Net change in:
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                                   2,866          (2,629)             (277)
 Securities borrowed or purchased under agreements to resell                                (673)        (36,305)            9,040
 Financial instruments owned and contractual commitments                                  (3,772)        (12,609)          (14,847)
 Receivables                                                                               9,514          (9,493)            5,136
 Other assets                                                                              1,983          (2,065)           (1,586)
 Securities loaned or sold under agreements to repurchase                                 (9,851)         36,257            14,751
 Financial instruments sold, not yet purchased, and contractual commitments                5,437             932            (8,547)
 Payables and accrued liabilities                                                        (13,860)         20,536            (4,267)
                                                                                        --------        --------          --------
Net cash provided by (used in) operating activities                                       (6,247)         (2,257)            3,322
                                                                                        --------        --------          --------
Cash flows from financing activities:
 Net increase (decrease) in commercial paper and other short-term borrowings               3,729          (1,532)             (442)
 Proceeds from issuance of term debt                                                      12,776          13,139             7,358
 Term debt maturities and repurchases                                                     (8,207)         (5,697)           (5,257)
 Dividends paid                                                                           (1,727)         (2,660)           (1,202)
 Repayment of mandatorily redeemable securities of subsidiary trusts                          --            (345)               --
 Capital contribution from Parent                                                            500              --                --
 Other capital transactions                                                                   12             203                89
                                                                                        --------        --------          --------
Net cash provided by financing activities                                                  7,083           3,108               546
                                                                                        --------        --------          --------
Cash flows from investing activities:
 Purchases of subsidiaries and affiliates                                                     --            (198)           (2,250)
 Property, equipment and leasehold improvements, net                                        (132)           (258)             (619)
                                                                                        --------        --------          --------
Net cash used in investing activities                                                       (132)           (456)           (2,869)
                                                                                        --------        --------          --------
Net increase in cash and cash equivalents                                                    704             395               999
Cash and cash equivalents at beginning of year                                             3,018           2,623             1,624
                                                                                        --------        --------          --------
Cash and cash equivalents at end of year                                                $  3,722        $  3,018          $  2,623
                                                                                        ========        ========          ========

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes in 2002, 2001 and 2000.

The accompanying notes are an integral part of these consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of Salomon Smith Barney Holdings Inc. ("SSBH" and, collectively with its subsidiaries, the "Company"), a New York corporation (the successor to Salomon Smith Barney Holdings Inc., a Delaware corporation). The Company is a direct wholly owned subsidiary of Citigroup Inc. ("Citigroup").

The Company provides investment banking, asset management, brokerage, securities trading, advisory and other financial services to customers, and engages in proprietary trading activities for its own account.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments and contractual commitments, the outcome of litigation, realization of deferred tax assets and other matters that affect the reported amounts and disclosures of contingencies in the consolidated financial statements, may vary from actual results. Certain prior period amounts have been reclassified or restated to conform to current period presentation.

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

ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company defines "Cash and cash equivalents" as highly liquid investments with original maturities of three months or less, other than investments held for sale in the ordinary course of business.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COLLATERALIZED SHORT-TERM FINANCING AGREEMENTS - Securities purchased under agreements to resell ("reverse repurchase agreements") and securities sold under agreements to repurchase ("repurchase agreements") are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to one year and are carried at their contractual amounts, including accrued interest as specified in the respective agreements.

It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or a reduction in the loan balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Reverse repurchase and repurchase agreements are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, reverse repurchase agreements totaled $155.5 billion and $145.6 billion at December 31, 2002 and 2001, respectively.

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

FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS - Financial instruments and contractual commitments (also referred to as "derivatives" or "derivative instruments"), are recorded at either market value or, when market prices are not readily available, fair value, which is determined under an alternative approach, such as matrix or model pricing. The determination of market or fair value considers various factors, including: closing exchange or over-the-counter ("OTC") market price quotations; time value and volatility factors underlying options, warrants and contractual commitments; price activity for equivalent or synthetic instruments in markets located in different time zones; counterparty credit quality; and the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. Financial instruments and contractual commitments include related accrued interest or dividends.

The majority of the Company's financial instruments and contractual commitments are recorded on a trade date basis. Recording the remaining instruments on a trade date basis would not materially affect the consolidated financial statements. Customer securities transactions are recorded on a settlement date basis with the related revenue and expense recorded on trade date. Commissions, underwriting, and principal transaction revenues and related expenses are recognized in income on a trade date basis. Fees for mergers and acquisition advisory services are accrued when services for the transactions are substantially completed.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE INSTRUMENTS

Derivatives Used for Trading Purposes

Derivatives used for trading purposes include interest rate, equity, currency and commodity swap agreements, swap options, caps and floors, options, warrants and financial and commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued, are reported as liabilities in "Contractual commitments." Cash collateral received in connection with derivative transactions totaled $7,543 million and $4,086 million at December 31, 2002 and 2001, respectively, and cash collateral paid totaled $9,162 million and $5,313 million, respectively. Revenues generated from derivative instruments used for trading purposes are reported as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments. During the fourth quarter of 2002, the Company adopted EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 02-3"). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data.

Margin on futures contracts is included in "Receivables - Brokers, dealers and clearing organizations" and "Payables and accrued liabilities - Brokers, dealers and clearing organizations" in the consolidated statement of financial condition.

Derivatives Used for Non-Trading Purposes

The Company uses interest rate swaps to effectively convert the majority of its fixed rate term debt to variable rate term debt. Certain interest rate swap transactions have been designated as fair value hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Where such designations have been made, the changes of the fair value of the swaps and the gain or loss on the hedged term debt are recorded currently in the consolidated statement of income in "Other revenue." To the extent that these two amounts do not offset, hedge ineffectiveness is therefore deemed to result and is recognized in income. The Company monitors the effectiveness of interest swaps designated as hedges on a daily basis.

Upon early termination of a designated hedging relationship, hedge accounting will cease. Derivatives previously designated are then marked to market in earnings with no offset of fair value changes from the hedged debt.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RECEIVABLES AND PAYABLES AND ACCRUED LIABILITIES - CUSTOMERS - Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers, including those that collateralize margin or similar transactions are not reflected on the consolidated statement of financial condition.

RECEIVABLES AND PAYABLES AND ACCRUED LIABILITIES - BROKERS, DEALERS AND CLEARING ORGANIZATIONS - Receivables from brokers, dealers and clearing organizations include amounts receivable for securities not delivered by the Company to a purchaser by the settlement date ("fails to deliver"), margin deposits, commissions and net receivables arising from unsettled trades. Payables to brokers and dealers include amounts payable for securities not received by the Company from a seller by the settlement date ("fails to receive"), and net payables arising from unsettled trades.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Property, equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded substantially on a straight-line basis over the lesser of the estimated useful lives of the related assets or noncancelable lease terms, as appropriate. Maintenance and repairs are charged to "Occupancy and equipment" expense as incurred. Certain internal use software costs are capitalized and amortized on a straight-line basis over the lesser of the estimate useful lives of the related asset or three years.

SECURITIZATIONS - The Company securitizes various types of assets including commercial and residential mortgages, high yield bonds, government, agency and corporate securities, and municipal bonds. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitizations of these financial assets. The Company derecognizes financial assets transferred in securitizations provided the Company has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("retained interests") which may include assets in the

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

form of residual interest in the special purpose entities established to facilitate the securitization. Any retained interests are included in "Financial instruments owned and contractual commitments" in the consolidated statement of financial condition. Retained interests are recorded at fair value (See Financial Intstruments and Contractual Commitments section on page F-11 for a discussion of market and fair value) with any changes in fair value reported in income (See note 19 to the consolidated financial statements for further discussion on securitizations).

STOCK-BASED COMPENSATION Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock-based compensation. Under APB 25, there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying stock at the grant date. Alternatively, SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Had the Company applied SFAS 123 in accounting for stock options, net income would have been reduced by $163 million, $189 million, and $194 million in 2002, 2001, and 2000, respectively. On January 1, 2003, the Company adopted SFAS 123 (see "Future Application of Accounting Standards").

INCOME TAXES - Deferred taxes are recorded for the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The Company and its wholly-owned domestic subsidiaries file a consolidated Federal income tax return with its parent.

ACCOUNTING CHANGES

EITF 02-3

During the fourth quarter of 2002, the Company adopted EITF 02-3. Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The initial adoption of EITF 02-3 was not material to the Company's consolidated financial statements for the year ended December 31, 2002. FASB continues to discuss the ongoing impact of EITF 02-3 on derivative transactions subsequent to inception.

BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted the provisions of SFAS 141, "Business Combinations" and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

On January 1, 2002, the Company adopted the remaining provisions of SFAS 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company has performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. There was no impairment of goodwill upon adoption of SFAS 142. The initial adoption resulted in a cumulative adjustment of $24 million (net of tax benefit of $16 million) recorded as a charge to earnings related to the impairment of certain intangible assets in the Asset Management segment.

Net income adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite lived intangible assets are as follows:

      (In millions)

      Year ended                                    2002           2001           2000
      ----------                                    ----           ----           ----
      Net income:
        Reported net income                        $1,787         $2,627         $3,032
        Goodwill amortization                                         63             45
        Indefinite lived intangible assets                            39             45
                                                   ------         ------         ------
          Adjusted net income                      $1,787         $2,729         $3,122
                                                   ======         ======         ======

For the years ended December 31, 2001, and 2000, the after-tax amortization expense related to goodwill and indefinite lived intangible assets which are no longer amortized included $53 million and $49 million, respectively, related to the Investment Services segment, $40 million and $40 million, respectively, related to the Asset Management segment and $9 million and $1 million, respectively, related to the Private Client Services Segment.

At January 1, 2002, the goodwill balance was $1,115 million for the Investment Services segment, $251 million for the Private Client Services segment, and $34 million for the Asset Management segment. During 2002, no goodwill was impaired or written off. In connection with the adoption of SFAS 142, the Company reviewed the classification of intangible assets and determined that $117 million of workforce in-place, relating to the Private Client Services segment, should be reclassified to goodwill at January 1, 2002. During 2002, the Company recorded additional goodwill of $13 million primarily related to adjustments to the purchase prices of AST StockPlan, Inc. and Geneva Companies Inc. Each of these changes related to the Private Client Services segment. The Company's goodwill balances at December 31, 2002 were $1,114 million for the Investment Services segment, $381 million for the Private Client Group segment, and $35 million for the Asset Management segment.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2002, $772 million of the Company's acquired intangible assets, primarily asset management and administration contracts, were considered to be of indefinite life and not subject to amortization.

All other acquired intangible assets are subject to amortization. During 2002, the Company acquired $26 million in software licenses, which will be amortized over approximately 3 years. No significant residual value is estimated for these intangible assets. Intangible assets amortization expense for the twelve months ended December 31, 2002 and 2001 was $16 million, and $9 million, respectively. The components of intangible assets that are subject to amortization were as follows:

                                           December 31, 2002                       December 31, 2001
                                     -----------------------------          ------------------------------
                                      Gross                                  Gross
                                     Carrying          Accumulated          Carrying          Accumulated
       (In millions)                  Amount          Amortization           Amount           Amortization
       -------------                 --------         ------------          --------          ------------
       Software licenses               $68                 $32                $42                 $15
                                       ===                 ===                ===                 ===

Intangible assets amortization expense is estimated to be $15 million in 2003, $10 million in 2004, $6 million in 2005, $4 million in 2006, and $1 million in 2007.

DERIVATIVES AND HEDGE ACCOUNTING The Company adopted SFAS 133 on January 1, 2001 and recorded a cumulative after-tax transition charge of $1 million.

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

For the twelve months ended December 31, 2002, hedge ineffectiveness resulting from designating interest rate swaps as fair value hedges of fixed rate term debt was reported in the consolidated statement of income in "Other revenue" and was not material.

For the twelve months ended December 31, 2002 and 2001, hedges of net investments in foreign operations were considered effective and the loss of $105 million and the gain of $73 million, respectively, that pertained to the designated hedging instruments was included in cumulative translation adjustments, a component of "Accumulated changes in equity from nonowner sources" in the consolidated statement of financial condition.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and adjusted for changes in estimated cash flows.

The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect the Company's financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation changes the method of determining whether certain entities, including securitization entities, should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities evaluate consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

The provisions of FIN 46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003.

The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company is considering restructuring alternatives that would enable certain VIEs to meet the criteria for non-consolidation. However, at this time, it is anticipated that the effect on the Company's consolidated statement of financial condition could be an increase of as much as $1.4 billion to assets and liabilities, primarily due to several structured finance entities in which the Company is involved. As the Company continues to evaluate the impact of applying

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIN 46, additional entities may be identified that would need to be consolidated. See Note 19 to the consolidated financial statements for further discussion of FIN 46.

GUARANTEES AND INDEMNIFICATIONS

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these new disclosures are included in Note 14 to the consolidated financial statements. It is not expected that the recognition and measurement provisions of FIN 45 will have a material effect on the consolidated financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, prospectively to all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, " Accounting for Stock-Based Compensation-Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to APB 25, the alternative method of accounting, an offsetting increase to stockholders equity under SFAS 123 is recorded equal to the amount of compensation expense charged. Assuming a three-year vesting period for options, the estimated impact to net income of this change will be approximately $46 million in 2003 and, when fully phased in approximately $91 million annually. The Company, through its parent, Citigroup, has made changes to various stock-based compensation plan provisions for future awards. Other changes also may be made that may impact the SFAS 123 estimates disclosed above.

NOTE 2. EVENTS OF SEPTEMBER 11, 2001

As a result of the September 11, 2001 terrorist attack, the Company experienced a disruption in business, as well as significant property loss. The Company and its Parent, Citigroup, are insured against certain of these losses. The Company initially recorded insurance recoveries up to the net book value of the assets written off. These items were recorded in the consolidated statement of income in "Other operating and administrative expenses." The Company recorded a receivable of $199 million relating to these insurance recoveries in 2001. During 2002, additional insurance recoveries were recorded when realized. Through December 31, 2002, the Company and its parent collected substantially all of this balance.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. RESTRUCTURING CHARGE (CREDIT), NET

In the third quarter of 2002, the Company recorded an adjustment of $9 million ($5 million after tax) to the restructuring reserve, which was recorded in 2001. The adjustment relates to severance related costs, which were lower than originally anticipated.

During 2001, the Company recorded restructuring charges totaling $117 million ($70 million after tax) for severance and related costs associated with the reduction of staffing in certain businesses. These amounts apply to the involuntary termination of approximately 2,000 employees (90% located in the United States and 10% overseas) . The charges are net of a reversal of $18 million ($11 million after tax) which relates to the accrual in the first quarter of severance and other related costs associated with the reduction of staffing in certain businesses which were subsequently sold. These related costs will not be borne by the Company due to the sale which closed in the third quarter of 2001. At December 31, 2002, this reserve had been fully charged off.

In the fourth quarter of 2000, the Company booked a restructuring charge of $4 million ($2 million after tax). This primarily related to severance issues resulting from the consolidation and discontinuance of certain asset management businesses. At December 31, 2002, this reserve had been fully utilized.

NOTE 4. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments, net of tax:

         Dollars in Millions
         Year Ended December 31,                                      2002            2001             2000
         -----------------------                                    -------          -------         -------
         Net income                                                 $ 1,787          $ 2,627         $ 3,032
         Other changes in equity from non-owner sources                   4               (7)            (12)
                                                                    -------          -------         -------
         Total comprehensive income                                 $ 1,791          $ 2,620         $ 3,020
                                                                    =======          =======         =======

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PRINCIPAL TRANSACTIONS REVENUES

The following table presents principal transactions revenues by business activity for the years ended December 31, 2002, 2001 and 2000:

       Dollars in millions
       Year Ended December 31,                                           2002             2001             2000
       -----------------------                                           ----           ------           ------
       Fixed income                                                      $499           $1,008           $1,208
       Equities                                                            45              700            1,243
       Commodities                                                         62               39              224
       Other                                                              (30)              36               31
                                                                         ----           ------           ------
       Total principal transactions revenues                             $576           $1,783           $2,706
                                                                         ====           ======           ======

FIXED INCOME Fixed income revenues include realized and unrealized gains and losses arising from the proprietary and customer trading of government and government agency securities, investment and non-investment grade corporate debt, municipal securities, preferred stock, mortgage securities (primarily U.S. government agencies, including interest only and principal only strips), and emerging market fixed income securities and derivatives. Revenues also include realized and unrealized gains and losses generated from a variety of fixed income securities utilized in arbitrage strategies for the Company's own account, and realized and unrealized gains and losses arising from the spot and forward trading of currencies and exchange-traded and OTC currency options. Revenues also included realized and unrealized gains and losses from changes in the market or fair value of options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, options and forward contracts on fixed income securities are reflected as fixed income revenue.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SEGMENT INFORMATION

The Company's reportable segments include Investment Services, Private Client Services and Asset Management. The Investment Services segment includes investment banking and trading, as well as related derivative and commodity trading. The Company's global investment banking services encompass a full range of capital market activities, including the underwriting and distribution of debt and equity securities for United States and foreign corporations and for state, local and other governmental and government sponsored authorities. Investment Services executes securities and commodities futures brokerage transactions on all major exchanges on behalf of its customers and its own account. Investment services engages in principal transactions in fixed income securities and is a major participant in the OTC market for various derivative instruments. The segment earns commissions as a broker for its clients in the purchase and sale of securities.

Private Client Services provides investment advice and financial planning and brokerage services, primarily through the network of the Company's Financial Consultants. A significant portion of Private Client Services' revenue is generated from the commissions earned as a broker for its clients in the purchase and sale of securities as well as fees earned by managing client assets. Private Client Services generates additional revenue by financing customers' securities transactions through secured margin lending. Private Client Services also receives commissions and other sales and service revenues through the sale of proprietary mutual funds and third-party mutual funds. As part of Private Client Services, Global Equity Research creates equity research to serve both institutional and individual investor clients and as such the group's expenses are allocated primarily to the Global Equities and Global Private Client businesses.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment data presented includes the allocation of all corporate overhead. Inter-segment revenues and expenses have been eliminated. Information concerning operations in the Company's business segments is as follows:

      Year ended December 31,
      Dollars in millions                                     2002             2001             2000
      -----------------------                               --------         --------         --------
      Revenues, net of interest expense:
         Investment Services                                $  7,431         $  8,209         $  8,156
         Private Client Services                               5,661            5,883            6,864
         Asset Management                                      1,314            1,295            1,222
                                                            --------         --------         --------
      Total                                                 $ 14,406         $ 15,387         $ 16,242
                                                            ========         ========         ========
      Total expenses:
          Investment Services                               $  6,132         $  5,875         $  5,681
          Private Client Services                              4,535            4,677            5,166
          Asset Management                                       686              715              653
                                                            --------         --------         --------
      Total                                                 $ 11,353         $ 11,267         $ 11,500
                                                            ========         ========         ========
      Net income:
         Investment Services                                $    730         $  1,523         $  1,628
         Private Client Services                                 702              754            1,060
         Asset Management                                        355              350              344
                                                            --------         --------         --------
      Total                                                 $  1,787         $  2,627         $  3,032
                                                            ========         ========         ========
      Year-end total assets:
         Investment Services                                $278,462         $285,395         $217,558
         Private Client Services                              11,884           13,818           18,451
         Asset Management                                      1,645            1,639            1,522
                                                            --------         --------         --------
      Total                                                 $291,991         $300,852         $237,531
                                                            ========         ========         ========

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

                                                                            Income Before Income
                                                          Revenues          Taxes and Cumulative
                                                       Before Interest      Effect of Changes in
      Dollars in millions                                  Expense          Accounting Principles      Total Assets
      -------------------                              ---------------      ---------------------      ------------
      Year Ended December 31, 2002
        North America                                      $16,583                   $2,920              $217,169
        Europe                                               3,932                       21                70,895
        Asia and other                                         735                      112                 3,927
                                                           -------                   ------              --------
      Consolidated                                         $21,250                   $3,053              $291,991
                                                           =======                   ======              ========
      Year Ended December 31, 2001
        North America                                      $22,701                   $3,834              $243,839
        Europe                                               4,221                      196                54,061
        Asia and other                                         452                       90                 2,952
                                                           -------                   ------              --------
      Consolidated                                         $27,374                   $4,120              $300,852
                                                           =======                   ======              ========
      Year Ended December 31, 2000
        North America                                      $26,050                   $4,266              $185,181
        Europe                                               4,245                      413                49,463
        Asia and other                                         477                       63                 2,887
                                                           -------                   ------              --------
      Consolidated                                         $30,772                   $4,742              $237,531
                                                           =======                   ======              ========

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

      Dollars in millions
      Year Ended December 31,                                                              2002             2001
      -----------------------                                                           -------          -------
      Bank borrowings:
        Balance at year-end                                                             $ 1,326          $ 1,524
        Weighted average interest rate                                                      3.5%             3.4%
        Annual averages --
           Amount outstanding                                                           $ 1,732          $ 1,491
           Weighted average interest rate                                                   3.4%             4.2%
        Maximum amount outstanding at any month-end                                     $ 2,382          $ 2,252
                                                                                        -------          -------
      Commercial paper:
        Balance at year-end                                                             $18,293          $13,858
        Weighted average interest rate                                                      1.4%             1.9%
        Annual averages --
           Amount outstanding                                                           $15,363          $13,019
           Weighted average interest rate                                                   1.7%             3.9%
        Maximum amount outstanding at any month-end                                     $18,293          $17,266
                                                                                        -------          -------
      Other short-term borrowings:
        Balance at year-end                                                             $ 3,000          $ 3,508
        Weighted average interest rate                                                      5.5%             5.6%
        Annual averages --
           Amount outstanding                                                           $ 2,186          $ 1,509
           Weighted average interest rate                                                   5.9%             4.1%
        Maximum amount outstanding at any month-end                                     $ 3,503          $ 3,509
                                                                                        =======          =======
        Total commercial paper and other short term borrowings                          $22,619          $18,890
                                                                                        =======          =======

Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in various currencies including Japanese yen, EURO, and U.K. sterling. All of the Company's commercial paper outstanding at December 31, 2002 and 2001 was U.S. dollar denominated. Included in other short-term borrowings are deposit liabilities and other short-term obligations.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks that terminates in May 2003. Any borrowings under this facility would mature in May 2005. The Company also has a $100 million 364-day committed uncollateralized revolving line of credit with an unaffiliated bank that extends through June 2003, with any borrowings under this facility maturing in June 2004, and a $100 million collateralized 364-day facility that extends through December 2003. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for the facilities through facility fees. At December 31, 2002, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unaffiliated banks. At December 31, 2002, the Company had drawn down the full $1.7 billion then available under these facilities. A bank can terminate its facility by giving the Company one year's notice. The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the respective agreements). At December 31, 2002, these requirements were exceeded by $4.8 billion. In addition, the Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

NOTE 8. TERM DEBT

Term debt consists of issues with original maturities in excess of one year. Certain issues are redeemable, in whole or in part, at par or at premiums prior to maturity.

                                                                                                  Equity-
                                       Fixed Rate     Fixed Rate                                  Linked &
                                       Obligations   Obligations      Total        Variable       Indexed         Total      Total
                                       Swapped to        Not       Fixed Rate        Rate       Obligations     December    December
Dollars in millions                     Variable      Converted    Obligations   Obligations        (1)         31, 2002    31, 2001
-------------------                    -----------   -----------   -----------   -----------    -----------     --------    --------
U.S. dollar denominated:
Salomon Smith Barney Holdings
  Inc. (SSBH)                           $ 7,684         $213         $ 7,897        $12,882        $1,718        $22,497     $19,947
Subsidiaries                                 --           --              --            468         3,012          3,480       2,750
                                        -------         ----         -------        -------        ------        -------     -------
U.S. dollar denominated                   7,684          213           7,897         13,350         4,730         25,977      22,697
                                        -------         ----         -------        -------        ------        -------     -------
Non-U.S. dollar denominated:
Salomon Smith Barney Holdings
  Inc. (SSBH)                             1,908           --           1,908          2,139           722          4,769       4,020
Subsidiaries                                450           11             461            356           739          1,556         502
                                        -------         ----         -------        -------        ------        -------     -------
Non-U.S. dollar denominated               2,358           11           2,369          2,495         1,461          6,325       4,522
                                        -------         ----         -------        -------        ------        -------     -------
Term debt                               $10,042         $224         $10,266        $15,845        $6,191        $32,302     $27,219
                                        =======         ====         =======        =======        ======        =======     =======

      (1) Includes Targeted Growth Enhanced Term Securities ("TARGETS") with carrying values of $368 million issued by TARGETS Trusts V through XVII at December 31, 2002 and $460 million issued by TARGETS Trusts III through XIII at December 31, 2001 (collectively the "Trusts"). The Company owns all of the voting securities of the Trusts which are consolidated in the Company's condensed consolidated statements of financial condition. The Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the Trusts' common securities. The Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by the Company.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturity structure of the Company's term debt was as follows at December 31, 2002:

                                   Salomon Smith Barney
                                       Holdings Inc.
          Dollars in millions             (SSBH)                  Subsidiaries                 Total
          -------------------      --------------------           ------------                 -----
           2003                           $ 8,360                    $  396                  $ 8,756
           2004                             7,175                     2,468                    9,643
           2005                             2,998                       249                    3,247
           2006                             2,341                       198                    2,539
           2007                               782                       484                    1,266
           Thereafter                       5,609                     1,242                    6,851
                                          -------                    ------                  -------
           Total                          $27,265                    $5,037                  $32,302
                                          =======                    ======                  =======

The Company issues U.S. dollar and non-U.S. dollar denominated fixed and variable rate term debt. The contractual interest rates on fixed rate debt ranged from .45 % (Japanese yen denominated) to 9.13% (U.S. dollar denominated) at December 31, 2002 and December 31, 2001. The weighted average contractual rate on total fixed rate term debt (both U.S. dollar denominated and non-U.S. dollar denominated) was 5.66% at December 31, 2002 and 5.88% at December 31, 2001. The Company utilizes interest rate swap agreements to convert most of its fixed rate term debt to variable rate obligations. The maturity structure of the swaps generally corresponds with the maturity structure of the debt being hedged.

The Company's non-U.S. dollar fixed and variable rate term debt includes Euro, Japanese yen, U.K. sterling, Hong Kong dollar, Australian dollar, Canadian dollar, Swiss franc, and, consequently, bears a wide range of interest rates.

At December 31, 2002, the Company had outstanding approximately $6.3 billion of non-U.S. dollar denominated term debt, which included $3.0 billion of EURO denominated, $2.8 billion of Japanese yen denominated, and $.4 billion of U.K. sterling denominated debt. Of the $6.3 billion, approximately $.6 billion of SSBH Japanese yen denominated debt has been designated as a hedge of net investments in certain subsidiaries with functional currencies other than the U.S. dollar. Another $1.6 billion of SSBH debt has been effectively converted to U.S. dollar denominated obligations using cross-currency swaps. The remaining $4.1 billion is used to finance other non-U.S. denominated assets.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant components of the Company's fixed rate term debt that is converted to variable rate obligations at December 31, 2002 and 2001.

                                                  2002                                                2001
                              ------------------------------------------------------------------------------------------------------
                                              Contractual                                          Contractual
                                                Weighted           Weighted                          Weighted           Weighted
                                             Average Fixed         Average                        Average Fixed         Average
                                                Rate on         Variable Rate                        Rate on         Variable Rate
                               Principal     Swapped Fixed     on Swapped Term      Principal     Swapped Fixed     on Swapped Term
(Dollars in millions)           Balance      Rate Term Debt          Debt            Balance      Rate Term Debt         Debt
---------------------           -------      --------------    ---------------      ---------     --------------    ---------------
U.S. dollar                    $  7,684           6.5%              2.4%            $  8,907            6.4%              3.7%
Japanese yen                      1,026           1.1                .9                  611            1.0                .3
Japanese yen swapped to
   U.S. dollar                      662           2.9               1.7                  615            3.0               1.9
Euro                                499           7.3               3.1                  413            7.0               3.5
U.K. sterling                       125           7.8               4.5                  113            7.8               5.0
French francs swapped to
   U.S. dollar                       --            --                --                  136            5.4               3.0

The interest rates on variable rate term debt ranged from .08% (Japanese yen denominated) to 5.03% (Australian dollar denominated) at December 31, 2002 and ..14% (Japanese denominated ) to 4.72% (U.K. sterling real denominated) at December 31, 2001. The weighted average contractual rates on total variable rate term debt (both U.S. dollar denominated and non-U.S. denominated) was 1.73 % and 2.08% at December 31, 2002 and 2001, respectively.

The following table summarizes the significant components of the Company's variable rate term debt that is swapped at December 31, 2002 and 2001:

                                                  2002                                                2001
                               ----------------------------------------------------------------------------------------------------
                                              Contractual                                          Contractual
                                               Weighted          Weighted                            Weighted           Weighted
                                             Average Rate         Average                          Average Rate          Average
                                              on Swapped       Variable Rate                        on Swapped        Variable Rate
                               Principal     Variable Rate      on Swapped          Principal     Variable Rate        on Swapped
(Dollars in millions)           Balance        Term Debt         Term Debt           Balance        Term Debt          Term Debt
---------------------          --------     --------------     -------------        ---------     -------------       -------------
Japanese yen swapped to
   U.S. dollar                      177            .2%              1.6%               167               .3%              2.0%
U.S. dollar                         150           2.4               2.2                190              4.1               2.2
Euro swapped to
   U.S. dollar                      104           3.6               2.1                 88              4.0               4.0
U.K sterling swapped to
   U.S. dollar                       --            --                --                182              4.7               2.4

Term debt includes subordinated debt, which totaled $103 million at December 31, 2002 and $124 million at December 31, 2001. At December 31, 2002, subordinated debt included approximately $5 million of convertible restricted notes, convertible at the rate of $3.85 per share into 1,190,086 shares of Citigroup common stock. At December 31, 2002, these convertible restricted notes were convertible at the rate of $4.10 per share into 1,116,769 shares of Citigroup common stock.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks that terminates in May 2003. Any borrowings under this facility would mature in May 2005. The Company also has a $100 million 364-day committed uncollateralized revolving line of credit with an unaffiliated bank that extends through June 2003, with any borrowings under this facility maturing in June 2004, and a $100 million collateralized 364-day facility that extends through December 2003. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for the facilities through facility fees. At December 31, 2002, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unaffiliated banks. At December 31, 2002, the Company had drawn down the full $1.7 billion then available under these facilities. A bank can terminate its facility by giving the Company one year's notice. The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the respective agreements). At December 31, 2002, these requirements were exceeded by $4.8 billion. In addition, the Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LEASE COMMITMENTS

The Company has noncancelable leases covering office space and equipment expiring on various dates through 2018. Presented below is a schedule of minimum future rentals on noncancelable operating leases, net of subleases, as of December 31, 2002. Various leases contain provisions for lease renewals and escalation of rent based on increases in certain costs incurred by the lessors.

             Dollars in millions
             -------------------
               2003                                $191
               2004                                 168
               2005                                 130
               2006                                 107
               2007                                  89
               Thereafter                           163
                                                   ----
             Minimum future rentals                $848
                                                   ====

Rent expense under operating leases totaled $475 million, $425 million, and $367 million for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 10. MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST

SSBH formed a statutory business trust under the laws of the state of Delaware that exist for the exclusive purpose of (i) issuing trust securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debt securities of SSBH; and (iii) engaging in only those activities necessary or incidental thereto. The common securities, subordinated debt securities and the related income effects are eliminated in the consolidated financial statements. Distributions on the mandatorily redeemable securities of the subsidiary trust have been classified as interest expense in the consolidated statement of income.

The following table summarizes the financial structure of SSBH's subsidiary trust:

                                                                 SSBH
                                                               Capital I
                                                               ---------
Trust Securities:
   Issuance date                                               January 1998
   Securities issued                                             16,000,000
   Liquidation preference per security                                $  25
   Liquidation value (in millions)                                     $400
   Coupon rate                                                         7.20%
   Distributions payable                                          Quarterly
   Distributions guaranteed by                                         SSBH

Common securities issued to SSBH                                    494,880

Subordinated Debt Securities:
   Amount owned (in millions)                                          $412
   Coupon rate                                                         7.20%
   Interest payable                                               Quarterly
   Maturity date                                           January 28, 2038
   Redeemable by issuer on or after                        January 28, 2003

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:

                                                                                                                    Excess over
Dollars in millions                                                                                  Net Capital      minimum
Subsidiary                                                        Jurisdiction                      or equivalent   requirement
-------------------                                               ------------                      -------------   -----------
Salomon Smith Barney Inc.                     U.S. Securities and Exchange Commission Uniform Net      $3,832           $3,444
                                                           Capital Rule (Rule 15c3-1)

Salomon Brothers International Limited           United Kingdom's Financial Services Authority         $3,154           $  587


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

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At December 31, 2002, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company participates in defined benefit pension plans through Citigroup that cover certain U.S. and non-U.S. employees. These plans resulted in expenses of $60 million, $42 million, and $40 million in 2002, 2001, and 2000, respectively.

The Company has defined contribution employee savings plans through Citigroup covering certain eligible employees. The costs relating to these plans were $17 million, $7 million, and $4 million in 2002, 2001, and 2000, respectively.

HEALTH CARE AND LIFE INSURANCE

The Company participates in various benefit plans through Citigroup which provide certain health care and life insurance benefits for its active employees, qualifying retired U.S. employees and certain non-U.S. employees who reach the retirement criteria specified by the various plans. At December 31, 2002, there were approximately 32,900 active and 1,700 retired employees eligible for such benefits.

Expenses recorded for health care and life insurance benefits from continuing operations were $180 million, $129 million, and $100 million in 2002, 2001, and 2000, respectively.

PRO FORMA EFFECT OF SFAS 123

The Company participates in a stock option plan sponsored by Citigroup in which it currently applies APB 25 in accounting for stock options. Under APB 25, there is generally no charge to earnings for employee stock option awards, because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS 123 allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Refer Note 1 to the consolidated financial statements for a further description of these accounting standards and a presentation of net income had the Company applied SFAS 123 in accounting for stock option plans. The pro forma adjustments relate to stock options granted from 1995 through 2002, for which the fair value on the date of the grant was determined using a Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. Shares received from options granted are subject to restrictions on sale. Discounts have been applied to the fair value of options granted to reflect these sale restrictions. The fair values of stock-based compensation awards are based on assumptions that were determined at the grant date. The following assumptions were used to calculate the effect of SFAS 123:

      Assumptions                                            2002               2001           2000
      -----------                                            ----               ----           ----
         Expected volatility                                 37.2%              38.6%          40.8%
         Risk-free interest rate                             3.90%              4.66%          6.19%
         Expected annual dividends per share                $0.92              $0.92          $0.76
         Expected annual forfeiture rate                        7%                 5%             5%

RESTRICTED STOCK PLANS

The Company has various restricted stock plans through Citigroup, including the Capital Accumulation Plan, under which stock of Citigroup is issued in the form of restricted stock to participating officers and employees. The restricted stock

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally vests after a two- or three-year period. Except under limited circumstances, during the vesting period the stock cannot be sold or transferred by the participant, and is subject to total or partial cancellation if the participant's employment is terminated. Certain participants may elect to receive part of their awards in restricted stock and part in stock options. Unearned compensation associated with the restricted stock grants is included in "Other assets" in the consolidated statement of financial condition and represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. These plans resulted in expenses of $1,111 million, $873 million, and $619 million for the years ended December 31, 2002, 2001, and 2000, respectively.

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

The components of income taxes reflected on the consolidated statements of income are:

      Dollars in millions
      Year Ended December 31,                          2002         2001        2000
      -----------------------                        -------      -------      ------
      Current tax provision:
         U.S. federal                                $   972      $ 1,108      $1,064
         State and local                                 261          265         129
         Non-U.S                                          34          150         102
                                                     -------      -------      ------
          Total current tax provision                  1,267        1,523       1,295
                                                     -------      -------      ------
      Deferred tax provision/(benefit):
         U.S. federal                                    (91)         (13)        331
         State and local                                  24          (18)         57
         Non-U.S                                          42           --          27
                                                     -------      -------      ------
          Total deferred tax provision/(benefit)         (25)         (31)        415
                                                     -------      -------      ------
      Provision for income taxes                     $ 1,242      $ 1,492      $1,710
                                                     =======      =======      ======

Under SFAS 109, Accounting for Income Taxes, temporary differences between recorded amounts and the tax bases of assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2002 and December 31, 2001, respectively, the Company's consolidated statements of financial condition included net deferred tax assets of $1,002 million and $922 million, comprised of the following:

      Dollars in millions
      Year Ended December 31,                                                                2002         2001
      -----------------------                                                              -------      -------
      Deferred tax assets:
           Employee benefits and deferred compensation                                     $ 1,123      $ 1,363
           Restructuring and settlement reserves                                               374           19
           U.S. taxes provided on the undistributed earnings of non-U.S subsidiaries            22           40
           Cumulative translation adjustments                                                   17           15
           Other deferred tax assets                                                           322          292
                                                                                           -------      -------
      Total deferred tax assets                                                              1,858        1,729
                                                                                           -------      -------

      Deferred tax liabilities:
           Intangible assets                                                                  (331)        (314)
           Investment position activity                                                        (61)         (53)
           Lease obligations and fixed assets                                                 (391)        (383)
           Other deferred tax liabilities                                                      (73)         (57)
                                                                                           -------      -------
      Total deferred tax liabilities                                                          (856)        (807)
                                                                                           -------      -------
      Net deferred tax asset                                                               $ 1,002      $   922
                                                                                           =======      =======

The Company believes that the recognized net deferred tax asset is more likely than not to be realized.

The Company had no deferred tax valuation allowance at December 31, 2002 or December 31, 2001.

Tax benefits (liabilities) allocated directly to stockholder's equity were as follows:

       Dollars in millions
       Year Ended December 31,                                                      2002        2001         2000
       -----------------------                                                    -------     --------      -------
         Foreign currency translation                                             $     5     $     (5)     $    --
         Employee stock plans                                                          18           17           14
                                                                                  -------     --------      -------
       Total tax benefits allocated directly to stockholder's equity              $    23     $     12      $    14
                                                                                  =======     ========      =======

The Company paid $2,077 million in 2002 and received net tax refunds of $114 million in year 2001. The Company paid taxes, net of refunds, of $1,394 million in 2000. As a result of the September 11, 2001 terrorist attack, the United States Internal Revenue Service allowed affected taxpayers, including the Company to postpone year 2001's third and fourth quarter estimated tax payments until January 15, 2002.

The Company provides income taxes on the undistributed earnings of foreign subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2002, $1.3 billion of the Company's accumulated undistributed earnings was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $399 million would have to be provided if such earnings were remitted to the United States.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the U.S. federal statutory income tax rate to the Company's effective tax rate:

       Year Ended December 31,                                                2002          2001          2000
       -----------------------                                                ----          ----          ----
       Statutory U.S. federal income tax rate for corporations                  35%           35%           35%
        Impact of:
         State and local (net of U.S. federal tax) and foreign taxes             5             4             3
         Tax advantaged income                                                  (1)           (1)           (1)
         Other, net                                                              2            (2)           (1)
                                                                              ----          ----          ----
       Effective tax rate                                                       41%           36%           36%
                                                                              ====          ====          ====

NOTE 14. PLEDGED ASSETS, COMMITMENTS, CONTINGENCIES, AND GUARANTEES

At December 31, 2002 and 2001, the approximate market values of collateral received that can be sold or repledged by the Company, excluding the impact of FIN 41, were:

      (Dollars in millions)
      Sources of collateral                                                        2002         2001
      ---------------------                                                      --------     --------
      Securities purchased under agreements to resell                            $164,569     $147,378
      Securities received in securities borrowed vs. pledged transactions          56,559       45,486
      Securities received in securities borrowed vs. cash transactions             44,612       44,136
      Collateral received in margined broker loans                                 19,827       24,221
      Collateral received in securities loaned vs. pledged transactions             4,450        2,777
      Collateral received in derivative transactions and other                      1,914        1,104
                                                                                 --------     --------
      Total                                                                      $291,931     $265,102
                                                                                 ========     ========

During 2002 and 2001, almost all collateral received was sold or repledged. At December 31, 2002 and 2001, the approximate market values of this portion of collateral and financial instruments owned that were sold or repledged by the Company, excluding the impact of FIN 41, were:

      (Dollars in millions)
      Uses of collateral and trading securities                                    2002        2001
      -----------------------------------------                                  --------     --------
      Securities sold under agreements to repurchase                             $212,523     $180,320
      Collateral pledged out in securities borrowed vs. pledged transactions       51,206       44,202
      Financial instruments sold, not yet purchased                                46,856       46,698
      Securities loaned out in securities loaned vs. pledged transactions          12,288        4,237
      Securities loaned out in securities loaned vs. cash transactions              9,780       12,541
      Collateral pledged to clearing organization or segregated under
            securities laws or regulations                                          7,936        7,337
      Collateral pledged in derivative transactions and other                       1,871          338
                                                                                 --------     --------
      Total                                                                      $342,460     $295,673
                                                                                 ========     ========

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER CONTINGENCIES

At December 31, 2002, the Company had $962 million of outstanding letters of credit from banks to satisfy various collateral and margin requirements.

OBLIGATIONS UNDER GUARANTEES

The Company provides a variety of guarantees and indemnifications to customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The Company believes the guarantees which are provided relate to an asset, liability, or equity security of the guaranteed parties.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect counterparties to contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. In addition, the Company is a member of numerous value transfer networks ("VTNs") (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the statement of financial condition as of December 31, 2002, related to these indemnifications.

Derivative instruments which include guarantees are credit default swaps, total return swaps, written foreign exchange options, written put options, written equity warrants, and written caps and floors. At December 31, 2002, the carrying amount of the liabilities related to these derivatives were $2.6 billion.

The maximum potential loss represents the amounts that could be lost under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and greatly exceed anticipated losses. At December 31, 2002, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $38.8 billion, of which $3.1 billion expire within one year and $ 35.7 billion expire after one year. At December 31, 2002 the maximum potential loss at fair value related to all other derivative guarantees amounted to $2.3 billion.

Guarantees to joint ventures primarily include guarantees of their debt obligations. At December 31, 2002 the carrying amount of the liabilities and the maximum potential loss related to these joint venture guarantees were $453 million.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has provided a residual value guarantee of $78 million in connection with the lease of buildings occupied by the Company's executive offices and New York operations. The residual value guarantee provides that the guarantor will pay the difference between the fair value of the guaranteed property and the value specified in the contract to the guarantor at the termination or renewal date of the operating lease.

NOTE 15. LEGAL PROCEEDINGS

During the fourth quarter of 2002, the Company, through its parent, Citigroup, reached a settlement-in-principle with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the Attorney General of New York of all issues raised in their research, IPO allocation and spinning-related inquiries. The Company established a reserve for the cost of this settlement and toward estimated costs of the private litigation related to the matters that were the subject of the settlement as well as the regulatory inquiries and private litigation related to Enron. The reserve for these matters resulted in an after-tax charge of approximately $863 million. The Company believes that it has substantial defenses to the pending private litigations which are at a very early stage. Given the uncertainties of the timing and outcome of this type of litigation, the large number of cases, the novel issues, the substantial time before these cases will be resolved, and the multiple defendants in many of them, this reserve is difficult to determine and of necessity subject to future revision.

For a discussion of these and certain other legal proceedings, see Part I, Item 3, "Legal Proceedings". In addition, in the ordinary course of business, the Company and its subsidiaries are defendants or co-defendants or parties in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. In connection with its discontinued commodities processing operations, the Company and certain of its subsidiaries are subject to claims asserted by the U.S. Environmental Protection Agency, certain state agencies and private parties in connection with environmental matters. In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the consolidated financial condition of the Company but, if involving monetary liability, may be material to the Company's operating results for any particular period.

NOTE 16. FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS AND RELATED RISKS

The Company and its subsidiaries enter into a variety of contractual commitments, such as interest rate, equity, currency and commodity swap agreements, cap and floor agreements, swap options, forward purchase and sale agreements, option contracts, warrants and commodity and financial futures and forward contracts. These transactions generally require future settlement, and are either executed on an exchange or traded as OTC instruments. Contractual commitments have widely varying terms, and durations that range from a few days to a number of years depending on the instrument.

Interest rate swaps are OTC instruments where two counterparties agree to exchange periodic interest payment streams calculated on a predetermined notional principal amount. The most common interest rate swaps generally involve one party paying a fixed interest rate and the other party paying a variable rate. Other types of swaps include basis swaps, currency

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

swaps, equity swaps, commodity swaps and swap options. Basis swaps consist of both parties paying variable interest streams based on different reference rates. Cross-currency swaps involve the exchange of coupon payments in one currency for coupon payments in another currency. An equity swap is an agreement to exchange cash flows on a notional amount based on changes in the values of a referenced index, such as the Standard & Poor's 500 Index. Commodity swaps involve the exchange of a fixed price of a commodity for a floating price or the exchange of one floating price for a different floating price, throughout the swap term. The most common commodity swaps entered into by the Company include crude oil, refined oil products and natural gas.

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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The way in which the Company accounts for and presents contractual commitments in its financial statements depends on both the type and purpose of the contractual commitment held or issued. As discussed in Note 1 to the consolidated financial statements, the Company records all derivatives, including those used to hedge trading positions, at market or fair value. Consequently, changes in the amounts recorded in the Company's consolidated statements of financial condition resulting from movements in market or fair value are included in "Principal transactions" in the period in which they occur. The accounting and reporting treatment of derivatives used for non-trading purposes varies, depending on the nature of exposure being hedged.

Contractual commitments and short sales risk may expose the Company to both market risk and credit risk in excess of the amount recorded on the consolidated statements of financial condition. These off-balance sheet risks are discussed in more detail below.

Market Risk. Market risk is the potential loss or decrease in economic value the Company may incur as a result of changes in the market or fair value of a particular financial instrument, commodity or contractual commitment. All financial instruments, commodities and contractual commitments, including short sales, are subject to market risk. The Company's exposure to market risk is determined by a number of factors, including the size, duration, composition and diversification of positions held, the absolute and relative levels of interest rates and foreign currency exchange rates, as well as market volatility and illiquidity. For instruments such as options and warrants, the time period during which the options or warrants may be exercised and the relationship between the current market price of the underlying instrument and the option's or warrant's contractual strike or exercise price also affect the level of market risk. The most significant factor influencing the overall level of market risk to which the Company is exposed is its use of hedging techniques to mitigate such risk. The Company manages market risk by setting risk limits and monitoring the effectiveness of its hedging policies and strategies.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table on the following page includes the disclosure of the notional amounts of the Company's derivative financial instruments. The determination of notional amounts does not consider any of the market risk factors discussed above. Notional amounts are indicative only of the volume of activity and are not a measure of market risk. Market risk is influenced by the nature of the items that comprise a particular category of financial instrument. Market risk is also influenced by the relationship among the various off-balance sheet categories as well as the relationship between off-balance sheet items and items recorded in the Company's consolidated statements of financial condition. For all of these reasons, the interpretation of notional amounts as a measure of market risk could be materially misleading.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of contractual commitments as of December 31, 2002 and 2001 is as follows:

                                                               DECEMBER 31, 2002                       DECEMBER 31, 2001
                                                   ---------------------------------------   -------------------------------------
                                                    Notional         Current Market or         Notional        Current Market or
                                                       or                 Fair Value              or              Fair Value
                                                   Contractual    ------------------------   Contractual    ----------------------
Dollars in billions                                  Amounts       Assets      Liabilities      Amounts      Assets    Liabilities
-------------------                                -----------    -------      -----------   -----------    -------    -----------
Exchange-traded products:
   Futures contracts (a)                             $  192.2     $     --       $     --      $  172.5     $     --     $     --
   Other exchange-traded products:
     Equity contracts                                    50.8          1.4            2.0          86.2           .4           .5
     Fixed income contracts                               7.2           --             --          26.1           --           --
     Commodity contracts                                  2.3           --             --           1.0           --           --
                                                     --------     --------       --------      --------     --------     --------
Total exchange-traded products                          252.5          1.4            2.0         285.8           .4           .5
                                                     --------     --------       --------      --------     --------     --------
Over-the-counter ("OTC") swaps, swap options,
  caps, floors and forward rate agreements:
   Swaps                                              2,567.7                                   2,603.1
   Swap options written                                  60.1                                      86.2
   Swap options purchased                                52.7                                      50.4
   Caps, floors and forward rate
     agreements                                         181.9                                     181.4
                                                     --------     --------       --------      --------     --------     --------
Total OTC swaps, swap options, caps, floors
 and forward rate agreements (b)                      2,862.4         11.9            9.4       2,921.1          6.7          5.9
                                                     --------     --------       --------      --------     --------     --------
Other options and contractual commitments:
   Options and warrants on equities and
     equity indices                                      73.5          1.1            2.4          66.8          1.1          2.2
   Options and forward contracts on fixed
     income securities                                  628.7           .8             .4       1,134.8           .5           .3
   Foreign exchange contracts and options (b)            58.7           .5             .5          49.1           .5           .5
   Commodity contracts                                    9.2           .1             .1           9.9           .1           .1
                                                     --------     --------       --------      --------     --------     --------
Total contractual commitments                        $3,885.0     $   15.8       $   14.8      $4,467.5     $    9.3     $    9.5
                                                     ========     ========       ========      ========     ========     ========

(a) Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $14.3 billion and $4.1 billion at December 31, 2002 and $14.1 billion and $2.7 billion at December 31, 2001, respectively.

The annual average balances of the Company's contractual commitments, based on month-end balances, are as follows:

                                                                 2002                              2001
                                                        -----------------------          ----------------------
                                                        Average       Average            Average       Average
      Dollars in billions                               Assets      Liabilities          Assets      Liabilities
      -------------------                               -------     -----------          -------     -----------
      Swaps, swap options, caps and floors               $ 8.1         $ 7.4              $ 7.4         $ 6.3
      Index and equity contracts and options               2.2           3.5                3.0           4.0
      Foreign exchange contracts and options                .3            .3                 .2            .2
      Commodity contracts                                   .1            .1                 .1            .1
      Forward contracts on fixed income securities          .6            .4                 .7            .4
                                                         -----         -----              -----         -----
      Total contractual commitments                      $11.3         $11.7              $11.4         $11.0
                                                         =====         =====              =====         =====

Credit Risk. The Company regularly transacts business with retail customers, and transacts with, or owns securities issued by, a broad range of corporations, governments, international organizations, central banks and other financial institutions. Phibro regularly transacts business with independent and government-owned oil producers, a wide variety of end users, trading companies and financial institutions. Credit risk is measured by the loss the Company would record if its counterparties failed to perform pursuant to the terms of their contractual obligations and the value of collateral held, if any, was not adequate to cover such losses. The Company has established controls to monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses bilateral security agreements and master netting agreements whenever possible to mitigate the Company's exposure to counterparty credit risk. Master netting agreements enable the Company to net certain assets and liabilities by counterparty. The Company also nets across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. The Company may require counterparties to submit additional collateral pursuant to the above agreements when deemed necessary.

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

Concentrations of Credit Risk. Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of issuers or counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. The Company monitors credit risk on both an individual and group counterparty basis. The Company's largest single concentration of credit risk is in securities issued by the U.S. government and its agencies, which totaled $34.6 billion at December 31, 2002 and $45.8 billion at December 31, 2001. With the addition of U.S. government and U.S. government agency securities pledged as collateral by counterparties in connection with collateralized financing activity, the Company's total holdings of U.S. government securities were $153.0 billion or 43% of the Company's total assets before FIN 41 netting at December 31, 2002 and $176.0 billion or 50% of the Company's total assets before FIN 41 netting at December 31, 2001. Similarly, concentrations with non-U.S. governments totaled $53.8 billion at December 31, 2002 and $63.7 billion at December 31, 2001. These consist predominantly of securities issued by the governments of major industrial nations. Remaining concentrations arise principally from contractual commitments with counterparties in financial or commodities transactions involving future settlement and fixed income securities owned. Excluding governments, no concentration with a single counterparty exceeded 1% of total assets at December 31, 2002 or 2001. North America and Europe represent the largest geographic concentrations. Among industries, other major derivatives dealers represent the largest group of counterparties.

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

At December 31, 2002, $282.6 billion or 97% of the Company's total assets and $268.7 billion or 96% of the Company's total liabilities were carried at market value or fair value or at amounts that approximate such values. At December 31, 2001, $289.8 billion or 96% of the Company's total assets and $274.2 billion or 95% of the Company's total liabilities were carried at either market or fair values or at amounts that approximate such values. Financial instruments recorded at market or fair value include cash and cash equivalents, financial instruments, and contractual commitments.

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

Dollars in billions
-------------------
December 31,                                                   2002                    2001
                                                            Liabilities            Liabilities
                                                        ------------------     -------------------
                                                        Carrying     Fair      Carrying      Fair
                                                          Value      Value       Value       Value
                                                        --------     -----     --------      -----
Financial instruments primarily recorded at
contractual amounts or historical amounts that do
not necessarily approximate market or fair value:
   Fixed rate term debt                                   $10.3     $10.3        $11.2      $11.2
                                                          -----     -----        -----      -----

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

NOTE 19. SECURITIZATIONS

During 2002 and 2001, the Company securitized various types of assets including commercial and residential mortgages, high yield bonds, government, agency and corporate securities, and municipal bonds. Proceeds from these securitizations were approximately $24 billion in 2002 and $19 billion in 2001, which contributed to pre-tax gains and related fees of $105 million and $97 million in 2002 and 2001, respectively.

To a limited extent, the Company also retains interests in these securitizations for which the Company was the securitizer. Such retained positions are carried at fair value with the changes in fair value reported in earnings. As of December 31, 2002, the largest portion of these retained positions was in securitizations of commercial and residential mortgages, agency mortgage securities and collateralized debt obligations which totaled $1.0 billion. As of December 31, 2001, the largest portion of retained positions was in commercial and residential mortgages and agency mortgage securities which totaled $861 million.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key assumptions used in estimating the fair value of these retained interests at December 31, 2002, were:

COMMERCIAL MORTGAGES

           Discount Rate                                2%-28%

RESIDENTIAL MORTGAGES

           Discount Rate                               23%-40%
           Expected Prepayment Rate                     5%-40%
           Anticipated Credit Loss                     30%-50%

AGENCY SECURITIES

           Discount Rate                                2%-49%
           Expected Prepayment Rate                    15%-51%

COLLATERALIZED DEBT OBLIGATIONS

           Discount Rate                                1%-18%
           Recovery Rate                               40%-70%

The impact of altering each of the assumptions to assumptions that are 10% and 20% less favorable at December 31, 2002, is as follows. The impact of altering the above assumptions are pre-tax and do not include the impact of hedges that the Company has in place.

COMMERCIAL MORTGAGES

       (Dollars in millions)                  10%         20%
       ---------------------                 ----         ----
       Discount Rate                         $1.5         $2.9

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESIDENTIAL MORTGAGES

       (Dollars in millions)                10%          20%
       ---------------------                ----        -----
       Discount Rate                        $1.8        $3.5

       Expected Prepayment rate             $0.5        $1.0

       Anticipated Credit Loss              $1.9        $3.9

AGENCY SECURITIES

       (Dollars in millions)                10%          20%
       ---------------------               ----         -----
       Discount Rate                       $11.3         $22.0

       Expected Prepayment rate            $ 4.0         $ 7.8

COLLATERALIZED DEBT OBLIGATIONS

       (Dollars in millions)                10%          20%
       ---------------------               ----         -----
       Discount Rate                       $2.5          $5.1

       Recovery Rate                       $ --          $0.1

VARIABLE INTEREST ENTITIES

FIN 46 introduces a new concept of a VIE, which is defined as an entity (1) that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support from other parties, or (2) where the group of equity owners does not have the ability to make significant decisions about the entity's activities through voting or similar rights, or the obligation to absorb the entity's expected losses, or the right to receive the entity's expected residual returns. FIN 46 exempts certain entities from its scope. These exemptions include: transferors to qualifying special-purpose entities ("QSPEs") meeting the requirements of SFAS No. 140 "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125," ("SFAS 140") and all other parties to a QSPE, unless that party can unilaterally liquidate the QSPE or change the entity so that it no longer qualifies as a QSPE; investment companies registered under the Investment Company Act of 1940 ("RICs") will not consolidate any entity that is not also a RIC; employee benefit plans accounted for under the SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits"; and separate accounts of life insurance entities. The Company's securitizations of certain financial assets use trust arrangements that meet the specified conditions of SFAS 140 to be considered QSPEs. Accordingly, those trusts are not subject to the provisions of FIN 46.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a party to numerous entities that may be considered to be VIEs. These include collateralized debt obligations ("CDOs"), structured finance transactions, and various investment funds. The Company acts as intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity, by selling the clients' financial assets to a VIE.

The Company securitizes clients' debt obligations in transactions involving SPEs that issue CDOs. A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed. Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers. Some CDOs have static unmanaged portfolios of assets, while others have a more actively managed portfolio of financial assets. At December 31, 2002, assets of CDOs amounted to $17 billion. The Company receives fees for structuring and distributing the CDO securities to investors. Certain CDOs with assets of $1 billion meet the conditions of QSPEs which are specifically exempted from FIN 46.

In addition to securitizations of mortgage loans originated by the Company, the Company also securitizes purchased mortgage loans, creating collateralized mortgage obligations ("CMOs") and other mortgage-backed securities (MBSs) and distributes them to investors. Since January 1, 2000, the Company has organized 253 mortgage securitizations with assets of $241 billion at December 31, 2002. The trusts used in these CMO and MBS securitizations meet the conditions of QSPEs and are, therefore, not considered to be VIEs.

The Company also organizes structured finance entities to repackage certain securities obtained in the secondary market, to issue equity-linked or credit-linked notes to investors, or to obtain financing. In general, these structured finance entities are established to meet the needs of the Company's clients. The Company has organized structured finance transactions with $23.0 billion in assets. Certain structured finance entities with assets of $5.1 billion meet the conditions of QSPEs and are, therefore, not considered to be VIEs.

CREATION OF OTHER INVESTMENT PRODUCTS

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds, that match the clients' investment needs and preferences. The entities may be credit-enhanced by excess assets in the investment pool or by third-party insurers assuming the risks of the underlying assets, thus reducing the credit risk assumed by the investors and diversifying investors' risk to a pool of assets as compared with investments in individual assets. In a limited number of cases, the Company may guarantee the return of principal to investors. The Company typically manages the funds for market-rate fees. In addition, the Company may be one of several liquidity providers to the funds and may place the securities with investors. Many of these funds are RICs and, therefore, will not have to consolidate any of the entities in which they invest, except for other RICs if the funds are considered to be the primary beneficiaries of those RIC investees. Many other investment funds are organized as corporations or partnerships with sufficient capital to fund their operations without additional credit support. Accordingly, we expect that many of these funds will ultimately be determined not to be VIEs.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has also established a number of investment funds as opportunities for selected employees to invest in venture capital investments. The Company acts as investment manager to these funds and may provide employees with financing on both a recourse and non-recourse basis for a portion of the employees' investment commitments.

The following table summarizes the Company's significant involvement in VIEs by product type at December 31, 2002:

                                            Total No.               Assets
                                             Of VIEs             (in billions)
                                             -------             -------------
CDOs                                            44                $   16.3
Leasing                                          1                     0.6
Structured Finance                             173                    17.9
Other                                          290                    31.8
                                               ---                --------
Total (1)                                      508                $   66.6
                                               ---                --------

(1) This total includes 130 VIEs with assets of $5.0 billion that are consolidated at December 31, 2002.

Some of the Company's private equity investments may also be subject to this interpretation and are not included in the table above. The Company may provide liquidity facilities to VIEs, may be a party to derivative contracts with VIEs, may provide second loss enhancement in the form of letters of credit and other guarantees to the VIEs, and may also have an ownership interest in certain VIEs. At December 31, 2002, the Company's maximum exposure to loss as a result of its involvement with VIEs is approximately $3.2 billion. For this purpose, maximum exposure is considered to be the notional amounts of credit lines, guarantees, other credit support, and liquidity facilities and the amount invested where SSBHI has an ownership interest in the VIEs. In addition, the Company may be a party to other derivative contracts with VIEs. However, actual losses are not expected to be significant. Exposures that are considered to be guarantees subject to FIN 45 are also included in obligations under guarantees in Note 14 to the consolidated financial statements.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. SSBH ONLY CONDENSED FINANCIAL STATEMENTS

The following are condensed financial statements of Salomon Smith Barney Holdings Inc. (SSBH Only):

SSBH ONLY CONDENSED STATEMENTS OF INCOME

      Dollars in millions
      Year Ended December 31,                       2002        2001        2000
      -----------------------                      ------     -------      -------
      Revenues, net of interest expense            $  100     $   (27)     $   104
      Noninterest expenses                             24          54           14
                                                   ------     -------      -------
      Income (loss) before income taxes                76         (81)          90
      Provision (benefit) for income taxes             28          26          (59)
      Equity in earnings of subsidiaries            1,739       2,734        2,883
                                                   ------     -------      -------
      Net income                                   $1,787     $ 2,627      $ 3,032
                                                   ======     =======      =======

SSBH ONLY CONDENSED STATEMENTS OF FINANCIAL CONDITION

Dollars in millions
December 31,                                                               2002         2001
-------------------                                                       -------     -------
Assets:
Cash and cash equivalents                                                 $    --     $    --
Financial instruments owned and contractual commitments                       143          68
Receivables                                                                   609         268
Receivable from subsidiaries (1)                                           51,753      44,302
Investment in subsidiaries                                                 10,077      10,213
Other assets                                                                1,665       2,321
                                                                          -------     -------
Total assets                                                              $64,247     $57,172
                                                                          =======     =======

Liabilities and stockholder's equity:
Commercial paper and other short-term borrowings                          $20,180     $16,041
Payable to subsidiaries                                                     1,189       1,475
Financial instruments sold, not yet purchased, and
   contractual commitments                                                    647         406
Other liabilities                                                           1,429       2,940
Term debt                                                                  27,832      24,200
Subordinated debt payable to SSBH Capital Trust I                             412         412
                                                                          -------     -------
Total liabilities                                                          51,689      45,474
Stockholder's equity                                                       12,558      11,698
                                                                          -------     -------
Total liabilities and stockholder's equity                                $64,247     $57,172
                                                                          =======     =======

(1) Includes $4.4 billion and $3.7 billion of subordinated note receivables at December 31, 2002 and December 31, 2001, respectively.

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SSBH ONLY CONDENSED STATEMENTS OF CASH FLOWS

Dollars in millions
Year ended December 31,                                              2002         2001          2000
-----------------------                                            -------      --------      -------
Cash flows from financing activities:
   Net increase (decrease) in commercial paper
       and other short-term borrowings                             $ 4,139      $ (2,519)     $ 4,463
   Proceeds from issuance of term debt                               8,898        10,530        6,269
   Term debt maturities and repurchases                             (6,034)       (5,378)      (4,126)
   Capital contribution from Parent                                    500            --           --
   Other capital transactions                                           12           203           89
   Dividends paid                                                   (1,727)       (2,660)      (1,202)
                                                                   -------      --------      -------
Cash provided by financing activities                                5,788           176        5,493
                                                                   -------      --------      -------
Cash flows from investing activities:
   Increase in receivables from subsidiaries, net                   (7,533)       (5,418)      (6,320)
   Dividends received from subsidiaries                              2,236         2,723        2,404
   Capital (infusions to) distributions from subsidiaries, net        (261)           14         (933)
                                                                   -------      --------      -------
Cash used in investing activities                                   (5,558)       (2,681)      (4,849)
                                                                   -------      --------      -------
Cash provided by (used in) operating activities                       (230)        2,505         (644)
                                                                   -------      --------      -------
Increase in cash and cash equivalents                                    0             0            0
Cash and cash equivalents at beginning of year                           0             0            0
                                                                   -------      --------      -------
Cash and cash equivalents at end of year                           $     0      $      0      $     0
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

               SALOMON SMITH BARNEY HOLDINGS INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the year ended December 31, 2002 were as follows:

                                                                                   Quarter Ended
Dollars in millions                                                 March 31    June 30    September 30    December 31
-------------------                                                 --------    -------    ------------    -----------
Noninterest revenues                                                $ 3,396      $3,051        $2,655        $ 2,548
Net interest and dividends                                              678         781           646            651
                                                                    -------      ------        ------        -------
Revenues, net of interest expense                                     4,074       3,832         3,301          3,199
Expenses, excluding interest                                          2,872       2,843         2,453          3,185
                                                                    -------      ------        ------        -------
Income before income taxes and cumulative
  effect of change in accounting principle                            1,202         989           848             14
Provision for income taxes                                              449         370           319            104
                                                                    -------      ------        ------        -------
Income (loss) before cumulative effect of
  change in accounting principle                                        753         619           529            (90)
                                                                    -------      ------        ------        -------
Cumulative effect of change in accounting  principle
  (net of tax benefit of $1)                                            (24)         --            --             --
                                                                    -------      ------        ------        -------
Net income                                                          $   729      $  619        $  529        $   (90)
                                                                    =======      ======        ======        =======

Quarterly results for the year ended December 31, 2001 were as follows:

                                                                                   Quarter Ended
Dollars in millions                                                 March 31    June 30    September 30    December 31
-------------------                                                 --------    -------    ------------    -----------
Noninterest revenues                                                $ 4,331      $3,414        $2,634        $ 2,758
Net interest and dividends                                              401         530           596            723
                                                                    -------      ------        ------        -------
Revenues, net of interest expense                                     4,732       3,944         3,230          3,481
Expenses, excluding interest                                          3,543       2,808         2,261          2,655
                                                                    -------      ------        ------        -------
Income before income taxes and cumulative
  effect of change in accounting principle                            1,189       1,136           969            826
Provision for income taxes                                              422         402           363            305
                                                                    -------      ------        ------        -------
Income before cumulative effect of
  change in accounting principle                                        767         734           606            521
                                                                    -------      ------        ------        -------
Cumulative effect of change in accounting principle
  (net of tax benefit of $1)                                             (1)         --            --             --
                                                                    -------      ------        ------        -------
Net income                                                          $   766      $  734        $  606        $   521
                                                                    =======      ======        ======        =======