Form 10-Q
period 2003-03-31
CITIGROUP GLOBAL MARKETS HOLDINGS INC
filed 2003-05-14
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

        [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______


                          COMMISSION FILE NUMBER 1-4346

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT
THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO
                                                              -----    -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).   YES       NO  X
                                                 -----    -----
THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC. AS OF THE DATE HEREOF, 1,000 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE ISSUED AND OUTSTANDING.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

AVAILABLE ON THE WEB @ WWW.CITIGROUP.COM.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                                       PAGE
                                                                                       ----
Part I.     Financial Information

  Item 1.   Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Income (Unaudited) - Three
                  months ended March 31, 2003 and 2002                                    1

            Condensed Consolidated Statements of Financial Condition -
                  March 31, 2003 (Unaudited) and December 31, 2002                    2 - 3

            Condensed Consolidated Statements of Cash Flows (Unaudited) - Three
                  months ended March 31, 2003 and 2002                                    4

            Notes to Condensed Consolidated Financial Statements (Unaudited)          5 -12

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                             13 - 19

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk                   20

  Item 4.    Controls and Procedures                                                     20

Part II.    Other Information

  Item 1.   Legal Proceedings                                                        20- 21

  Item 6.   Exhibits and Reports on Form 8-K                                          21-22

 Exhibit Index                                                                           22

  Signatures                                                                             23

  Certifications                                                                    24 - 25

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

Dollars in millions
Three Months Ended March 31,                             2003        2002
----------------------------                             ----        ----
Revenues:

  Investment banking                                    $   827     $   916
  Commissions                                               823         955
  Asset management and administration fees                  798         922
  Principal transactions                                    621         607
  Other                                                      27          (4)
                                                        -------     -------

Total noninterest revenues                                3,096       3,396
                                                        -------     -------
  Interest and dividends                                  2,032       2,231
  Interest expense                                        1,372       1,553
                                                        -------     -------
Net interest and dividends                                  660         678
                                                        -------     -------
Revenues, net of interest expense                         3,756       4,074
                                                        -------     -------
Noninterest expenses:

  Compensation and benefits                               2,035       2,257
  Communications                                            167         152
  Floor brokerage and other production                      158         144
  Occupancy and equipment                                   136         127
  Professional services                                      80          53
  Advertising and market development                         60          69
  Other operating and administrative expenses                82          70
                                                        -------     -------
Total noninterest expenses                                2,718       2,872
                                                        -------     -------
Income before income taxes and cumulative
  effect of change in accounting principle                1,038       1,202
Provision for income taxes                                  388         449
                                                        -------     -------
Income before cumulative effect of change in
  accounting principle                                      650         753
Cumulative effect of change in accounting principle
  (net of tax benefit of $16)                                --         (24)
                                                        -------     -------
Net income                                              $   650     $   729
                                                        =======     =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    March 31,                   December 31,
Dollars in millions                                                                   2003                         2002
-------------------                                                                 --------                    ----------
                                                                                   (Unaudited)
Assets:

Cash and cash equivalents                                                            $ 3,700                       $ 3,722
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                           2,410                         2,461

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                    $98,855                     $94,775
   Deposits paid for securities borrowed                               52,732                      45,439
                                                                      -------                     -------
                                                                                     151,587                       140,214

Financial instruments owned and contractual commitments:
  (Approximately $38 billion and $34 billion were pledged to various parties at March 31, 2003 and December 31, 2002, respectively)
U.S. government and government agency securities                       42,799                      34,610
Corporate debt securities                                              18,786                      17,597
Contractual commitments                                                15,909                      15,788
Non-U.S. government and government agency securities                   15,083                       9,989
Equity securities                                                       8,726                       9,531
Money market instruments                                                8,504                       6,565
Mortgage loans and collateralized mortgage securities                   6,711                       7,512
Other financial instruments                                             6,947                       6,548
                                                                      -------                     -------
                                                                                     123,465                       108,140
Receivables:
   Customers                                                           17,204                      16,439
   Brokers, dealers and clearing organizations                          8,539                       8,776
   Other                                                                2,528                       2,858
                                                                      -------                     -------
                                                                                      28,271                        28,073

Property, equipment and leasehold improvements, net of
   accumulated depreciation and amortization of $1,106 and
   $1,048, respectively                                                                  955                         1,025

Goodwill                                                                               1,530                         1,530

Intangibles                                                                              805                           808

Other assets                                                                           6,468                         6,018
                                                                                    --------                      --------
Total assets                                                                        $319,191                      $291,991
                                                                                    ========                      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    March 31,                   December 31,
Dollars in millions, except share data                                                2003                         2002
--------------------------------------                                              --------                    ----------
                                                                                   (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                     $22,799                     $22,619

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                     $134,715                    $118,878
   Deposits received for securities loaned                              16,225                      10,439
                                                                      --------                    --------
                                                                                     150,940                     129,317
Financial instruments sold, not yet purchased,
   and contractual commitments:
   Non-U.S. government and government agency securities                 23,327                      21,783
   Contractual commitments                                              13,932                      14,821
   U.S. government and government agency securities                     12,641                      13,133
   Corporate debt securities and other                                   9,928                       7,697
   Equity securities                                                     3,910                       4,243
                                                                      --------                    --------
                                                                                      63,738                      61,677
Payables and accrued liabilities:
   Customers                                                            18,485                      16,724
   Brokers, dealers and clearing organizations                           6,932                       5,074
   Other                                                                10,979                      11,320
                                                                      --------                    --------
                                                                                      36,396                      33,118
Term debt                                                                             31,613                      32,302

Company-obligated mandatorily redeemable securities
   of subsidiary trust holding solely junior subordinated debt
   securities of the Company                                                              --                         400

Stockholder's equity:

   Common stock (par value $.01 per share 1,000 shares
        authorized; 1,000 shares issued and outstanding)                    --                          --
   Additional paid-in capital                                            3,522                       3,016
   Retained earnings                                                    10,187                       9,543
   Accumulated changes in equity from nonowner sources                      (4)                         (1)
                                                                      --------                    --------

Total stockholder's equity                                                            13,705                      12,558
                                                                                    --------                    --------

Total liabilities and stockholder's equity                                          $319,191                    $291,991
                                                                                    ========                    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Dollars in millions
Three Months Ended March 31,                                                                        2003          2002
----------------------------                                                                        ----          ----
Cash flows from operating activities:
 Net income                                                                                     $    650      $    729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                                        75            82
 Cumulative effect of change in accounting principle                                                  --            24
Net change in:
 Cash segregated and on deposit for Federal and other regulations or
 deposited with clearing organizations                                                                51         2,397
 Securities borrowed or purchased under agreements to resell                                     (11,373)      (20,717)
 Financial instruments owned and contractual commitments                                         (15,325)          106
 Receivables                                                                                        (198)        8,413
 Goodwill, intangibles and other assets, net                                                        (382)        1,884
 Securities loaned or sold under agreements to repurchase                                         21,623         8,516
 Financial instruments sold, not yet purchased, and contractual commitments                        2,061         4,333
 Payables and accrued liabilities                                                                  3,278       (11,708)
                                                                                                --------      --------
Net cash provided by (used in) operating activities                                                  460        (5,941)
                                                                                                --------      --------
Cash flows from financing activities:
 Increase in commercial paper and other short-term borrowings                                        180         4,302
 Proceeds from issuance of term debt                                                               2,440         4,090
 Term debt maturities and repurchases                                                             (3,194)       (2,660)
 Repayment of mandatorily redeemable securities of subsidiary trust                                 (400)           --
 Capital contribution from Parent                                                                    500            --
 Dividends paid                                                                                       (6)         (266)
 Other capital transactions                                                                           --             4
                                                                                                --------      --------
Net cash (used in) provided by financing activities                                                 (480)        5,470
                                                                                                --------      --------
Cash flows from investing activities:
Property, equipment and leasehold improvements, net                                                   (2)          (49)
                                                                                                --------      --------
Net cash used in investing activities                                                                 (2)          (49)
                                                                                                --------      --------
Net decrease in cash and cash equivalents                                                            (22)         (520)
Cash and cash equivalents at January 1,                                                            3,722         3,018
                                                                                                --------      --------
Cash and cash equivalents at March 31,                                                          $  3,700      $  2,498
                                                                                                ========      ========


Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes.

The Company paid cash for income taxes, net of refunds, of $470 million during the three months ended March 31, 2003 and paid cash for income taxes, net of refunds of $1,438 million during the three months ended March 31, 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements reflect the accounts of Citigroup Global Markets Holdings Inc. (formerly, Salomon Smith Barney Holdings Inc.) ("CGMHI"), a New York corporation, and its subsidiaries (collectively, the "Company"). The Company is a wholly owned subsidiary of Citigroup Inc. Material intercompany transactions have been eliminated.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in CGMHI's Annual Report on Form 10-K for the year ended December 31, 2002.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and adjusted for changes in estimated cash flows.

The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not materially affect the Company's condensed consolidated financial statements.

GUARANTEES AND INDEMNIFICATIONS

On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. The impact of adopting FIN 45 did not materially affect the Company's condensed consolidated financial statements.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company is actively pursuing certain restructuring solutions that would enable certain VIEs to meet the criteria for non-consolidation. However, at this time, it is anticipated that the effect on the Company's condensed consolidated statement of financial condition could be an increase of as much as $1.4 billion to assets and liabilities, primarily due to several structured finance entities in which the Company is involved if these non-consolidation solutions are not successful. As the Company continues to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company.

ACCOUNTING FOR STOCK-BASED COMPENSATION

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") prospectively to all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" the alternative method of accounting, an offsetting increase to stockholder's equity under SFAS 123 is recorded equal to the amount of compensation expense charged.

Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, net income would have been the pro forma amounts indicated below:

Dollars in millions
Three months ended March 31,                                2003(1)    2002
----------------------------                               --------    ----
Compensation expense related to stock   As reported          $   3       --
   option plans, net of tax             Pro forma               34       42

Net income                              As reported           $650     $729
                                        Pro forma              619      687

(1) The $3 million "As reported" for the three months ended March 31, 2003, represents two months of the expense (net of tax) recognized for options granted in 2003. The "Pro Forma" amounts reflect the expense that would have been recognized had all issued option grants been expensed.

The Company, through its parent, has made changes to various stock-based compensation plan provisions for awards granted in 2003. For example, the vesting period and the term of stock options granted after 2002 have been shortened to three and six years, respectively. In addition, the sale of underlying shares acquired through the exercise of options granted after December 31, 2002 is restricted for a two-year period. The Company, through its parent, continues its existing stock ownership commitment for senior executives, which requires executives to retain at least 75% of the shares they own and acquire from the Company, subject to minimum ownership guidelines, over the term of their employment. Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options will retain that feature. Other changes also may be made that may impact the expense recognized under SFAS 123.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's condensed consolidated financial statements.

NOTE 2. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources, which, for the Company, are comprised of cumulative translation adjustments, net of tax:

Dollars in millions
Three months ended March 31,        2003       2002
----------------------------        ----       ----
Net income                         $ 650      $ 729
Other changes in equity from
  nonowner sources                    (3)        --
                                   -----      -----

    Total comprehensive income     $ 647      $ 729
                                   =====      =====

NOTE 3. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to CGMHI's principal regulated subsidiaries at March 31, 2003 are as follows:

                                                                                                           EXCESS OVER
(DOLLARS IN MILLIONS)                                                                      NET CAPITAL     MINIMUM
SUBSIDIARY                                       JURISDICTION                              OR EQUIVALENT   REQUIREMENTS
----------                                       ------------                              -------------   ------------
Citigroup Global Markets Inc.        U.S. Securities and Exchange Commission
                                     Uniform Net Capital Rule (Rule 15c3-1)               $3,799             $3,374

Citigroup Global Markets Limited     United Kingdom's Financial Services Authority        $3,217             $  430





In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of CGMHI, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At March 31, 2003, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

A summary of the Company's contractual commitments as of March 31, 2003 and December 31, 2002 is as follows:

                                                            MARCH 31, 2003                           DECEMBER 31, 2002
                                               ---------------------------------------   ----------------------------------------
                                                  Notional        Current Market or         Notional         Current Market or
                                               or Contractual        Fair Value          or Contractual          Fair Value
                                                  Amounts      -----------------------      Amounts        -----------------------
                                               --------------                            --------------
Dollars in billions                                            Assets      Liabilities                     Assets      Liabilities
-------------------                                            ------      -----------                     ------      -----------
Exchange-traded products:
   Futures contracts (a)                         $  176.9      $   --        $   --        $  192.2        $   --       $    --
   Other exchange-traded products:
     Equity contracts                                56.7         2.4           3.0            50.8           1.4           2.0
     Fixed income and commodity contracts            13.5          --            --             9.5            --            --
                                                 --------      ------        ------        --------        ------       -------
Total exchange-traded products                      247.1         2.4           3.0           252.5           1.4           2.0
                                                 --------      ------        ------        --------        ------       -------
Over-the-counter ("OTC") swaps, swap options,
 caps, floors and forward rate agreements:
   Swaps                                          2,423.5                                   2,567.7
   Swap options written                              70.0                                      60.1
   Swap options purchased                            66.7                                      52.7
   Caps, floors and forward rate agreements         180.9                                     181.9
                                                 --------      ------        ------        --------        ------       -------
Total OTC swaps, swap options, caps, floors
and forward rate agreements (b)                   2,741.1        10.7           7.6         2,862.4          11.9           9.4
                                                 --------      ------        ------        --------        ------       -------
Other options and contractual commitments:
   Options and warrants on equities and
      equity indices                                 76.4         1.5           2.5            73.5           1.1           2.4
   Options and forward contracts on
      fixed-income securities                       936.4          .9            .3           628.7            .8            .4
   Foreign exchange contracts and options(b)         72.7          .3            .3            58.7            .5            .5
   Commodity contracts                                9.8          .1            .2             9.2            .1            .1
                                                 --------      ------        ------        --------        ------       -------
Total contractual commitments                    $4,083.5      $ 15.9        $ 13.9        $3,885.0        $ 15.8       $  14.8
                                                 ========      ======        ======        ========        ======       =======


(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $14.6 billion and $4.5 billion at March 31, 2003, respectively, and $14.3 billion and $4.1 billion at December 31, 2002, respectively.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5. SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

Dollars in millions
Three months ended March 31,            2003       2002
----------------------------            ----       ----
Revenues, net of interest expense:
   Investment Services                 $2,210     $2,283
   Private Client Services              1,309      1,493
   Asset Management                       237        298
                                       ------     ------
Total                                  $3,756     $4,074
                                       ======     ======
Total non-interest expenses:
   Investment Services                 $1,510     $1,550
   Private Client Services              1,068      1,160
   Asset Management                       140        162
                                       ------     ------
Total                                  $2,718     $2,872
                                       ======     ======
Net Income:
   Investment Services                 $  442     $  460
   Private Client Services                148        211
   Asset Management                        60         58
                                       ------     ------
Total                                  $  650     $  729
                                       ======     ======


Total assets of the Investment Services, Private Client Services and Asset Management segments were $306.1 billion, $11.4 billion and $1.7 billion, respectively, at March 31, 2003 and $278.5 billion, $11.9 billion and $1.6 billion, respectively, at December 31, 2002. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6. LEGAL PROCEEDINGS

For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q. In addition, in the ordinary course of business, the Company and its subsidiaries are defendants or co-defendants or parties in various litigation and other regulatory matters incidental to and typical of the business in which they are engaged. In connection with its discontinued commodities processing operations, the Company and certain of its subsidiaries are subject to claims asserted by the U.S. Environmental Protection Agency, certain state agencies and private parties in connection with environmental matters. In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the consolidated financial condition of the Company but, if involving monetary liability, may be material to the Company's operating results for any particular period.

NOTE 7. OBLIGATIONS UNDER GUARANTEES

The Company provides a variety of guarantees and indemnifications to customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The Company believes the guarantees which are provided relate to an asset, liability, or equity security of the guaranteed parties.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect counterparties to contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. In addition, the Company is a member of numerous value transfer networks ("VTNs") (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the statement of financial condition as of March 31, 2003, related to these indemnifications.

Derivative instruments which include guarantees are credit default swaps, total return swaps, written foreign exchange options, written put options, written equity warrants, and written caps and floors. At March 31, 2003, the carrying amount of the liabilities related to these derivatives was $3.3 billion.

The maximum potential loss represents the amounts that could be lost under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and greatly exceed anticipated losses. At March 31, 2003, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $40.1 billion, of which $4.4 billion expire within one year and $35.7 billion expire after one year. At March 31, 2003, the maximum potential loss at fair value related to derivative guarantees other than credit default swaps and total rate of return swaps amounted to $3.1 billion.

Guarantees to joint ventures primarily include guarantees of their debt obligations. At March 31, 2003, the

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

carrying amount of the liabilities and the maximum potential loss related to these joint venture guarantees were $484 million and $485 million, respectively.

Guarantees of collection of contractual cash flows protect investors in securitization trusts from loss of principal and interest relating to insufficient collections on the underlying receivables in the trust. At March 31, 2003, the carrying amounts of the liabilities and the maximum potential loss related to guarantees of collection of contractual cash flows were $22 million and $24 million, respectively.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

RESULTS OF OPERATIONS

For the three months ended March 31, 2003 (the "2003 Quarter"), the Company recorded net income of $650 million compared to $729 million for the three months ended March 31, 2002 (the "2002 Quarter"). Revenues, net of interest expense, were $3,756 million in the 2003 Quarter compared to $4,074 million in the 2002 Quarter.

In the 2002 Quarter, the Company recorded a cumulative after-tax loss of $24 million (net of tax benefit of $16 million) which related to the adoption of Statement on Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

Investment banking revenues decreased 10% in the 2003 Quarter as a result of a decline in equity underwriting, partially offset by increases in high yield and high grade debt underwriting, as well as merger and acquisition and bank loan arrangement fees. Included in investment banking revenues in the 2002 Quarter were fees from the Travelers Property Casualty Corp. initial public offering. Commission revenues decreased 14% primarily as a result of a decrease in listed commissions. Asset management and administration fees decreased 13% primarily as a result of negative market action and declines in fees from managed accounts. Total non-interest expenses decreased 5% in the 2003 Quarter due to a decrease in production-related compensation and benefits expenses reflecting reduced revenues of the Company.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Following is a discussion of the results of operations of the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

INVESTMENT SERVICES

Dollars in millions
For the three months ended March 31,       2003       2002
------------------------------------       ----       ----
Revenues, net of interest expense        $2,210     $2,283
                                         ------     ------

Total non-interest expenses               1,510      1,550
                                         ------     ------

Income before income taxes                  700        733

Provision for income taxes                  258        273
                                         ------     ------

Net income                               $  442     $  460
                                         ======     ======


The Company's Investment Services segment recorded net income in the 2003 Quarter of $442 million compared to $460 million in the 2002 Quarter.

Revenues, net of interest expense, decreased 3% to $2.2 billion in the 2003 Quarter. Commission revenues decreased in 2003 as a result of a decrease in listed commissions, partially offset by an increase in OTC commissions. Investment banking revenues declined in the 2003 Quarter as a result of a decrease in equity underwritings. This decrease was partially offset by increases in high yield and high-grade debt underwritings, and merger and acquisition and bank loan arrangement fees. Included in investment banking revenues in the 2002 Quarter were fees from the Travelers Property Casualty Corp. initial public offering. Principal transactions revenue and net interest and dividends were essentially unchanged from the 2002 Quarter.

Total non-interest expenses decreased 3% in the 2003 Quarter primarily due to a decrease in production-related compensation and benefits expense and reduced floor brokerage and other production expense.

PRIVATE CLIENT SERVICES

Dollars in millions
For the three months ended March 31,       2003       2002
------------------------------------       ----       ----
Revenues, net of interest expense        $1,309     $1,493
                                         ------     ------

Total non-interest expenses               1,068      1,160
                                         ------     ------

Income before income taxes                  241        333

Provision for income taxes                   93        122
                                         ------     ------

Net income                               $  148     $  211
                                         ======     ======


Private Client Services net income was $148 million in the 2003 Quarter, down $63 million or 30% from the prior year, primarily due to lower asset-based fee revenue, a decline in net interest revenue from securities-based lending, and lower transaction volumes, which were partially offset by lower production-related compensation, and the impact of continued expense control initiatives.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Revenues, net of interest expense, of $1,309 million in the 2003 Quarter decreased $184 million or 12% from the prior-year period, primarily due to declines in fees from managed accounts, lower net interest revenue on security-based lending and lower customer transaction volumes.

Total assets under fee-based management were $159.8 billion as of March 31, 2003, down $30.6 billion or 16% from the prior-year quarter, primarily due to a decline in market values. Total client assets, including assets under fee-based management, of $882 billion in the 2003 Quarter decreased $103 billion or 10% compared to the prior year quarter principally due to market depreciation, partially offset by positive net inflows.

Total non-interest expenses of $1,068 million in the 2003 Quarter, decreased $92 million or 8% from the 2002 Quarter, primarily reflecting lower production-related compensation resulting from a decline in revenue combined with the impact of expense control initiatives.

Assets under fee-based management were as follows:

Dollars in billions
At March 31,                                         2003        2002
------------                                         ----        ----
Financial Consultant managed accounts              $  53.2     $  60.3
Consulting Group and internally managed assets       106.6       130.1
                                                   -------     -------
Total assets under fee-based management (1)        $ 159.8     $ 190.4
                                                   =======     =======

      (1)   Includes certain assets managed jointly with Citigroup Asset
            Management.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


   ASSET MANAGEMENT

Dollars in millions
For the three months ended March 31,                               2003      2002
------------------------------------                               ----      ----
Revenues, net of interest expense                                 $ 237     $ 298
                                                                  -----     -----
Total non-interest expenses                                         140       162
                                                                  -----     -----
Income before income taxes and cumulative effect of change in
   accounting principle                                              97       136
                                                                  -----     -----

Provision for income taxes                                           37        54
Cumulative effect of change in accounting
   principle (net of tax benefit of $16)                             --       (24)
                                                                  -----     -----

Net income                                                        $  60     $  58
                                                                  =====     =====

The Company's Asset Management segment revenues, net of interest expense, decreased to $237 million in the 2003 Quarter compared to $298 million in the 2002 Quarter. The primary revenue for the Asset Management segment is asset management and administration fees, which decreased to $234 million in the 2003 Quarter compared to $288 million in the 2002 Quarter. The decrease in revenues in the 2003 Quarter reflects the impact of negative market action, reduced fee revenues and the impact of outflows of U.S. retail money market funds. The reduced fee revenues primarily resulted from changes in product mix and revenue sharing arrangements with internal Citigroup distributors and a change in the presentation of certain fee sharing arrangements which decreased both revenues and expenses by $11 million in the 2003 Quarter.

Assets under management for the segment were $250.1 billion at March 31, 2003, compared to $283.3 billion at March 31, 2002. This decrease is primarily due to the impact of negative market action as well as the impact of transfers of U.S. retail money market assets to the Smith Barney Bank Deposit Program. These decreases were partially offset by positive net flows.

Total noninterest expenses were $140 million in the 2003 Quarter compared to $162 million in the 2002 Quarter. The decrease in expenses is due to reduced compensation and benefits expense and the change in the presentation of certain fee sharing arrangements.

Assets under fee-based management were follows:

Dollars in billions
At March 31,                                 2003        2002
------------                                 ----        ----
Money market funds                        $  90.3     $ 101.1
Mutual funds                                 68.8        75.7
Managed accounts                             85.9        99.5
Unit investment trusts held in client
accounts                                      5.1         7.0
                                          -------     -------
Total Citigroup Asset Management          $ 250.1     $ 283.3
                                          =======     =======

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $319 billion at March 31, 2003, an increase from $292 billion at year-end 2002. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $235.2 billion at March 31, 2003. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $22.8 billion at March 31, 2003. On March 3, 2003, the Company redeemed for cash all of the mandatorily redeemable securities of SSBH Capital I, a wholly-owned subsidiary trust, at the redemption price of $25 per preferred security plus any accrued interest and unpaid distributions thereon.

The Company has a $5.0 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments under this facility terminate in May 2003. Any borrowings under this facility would mature in May 2005. The Company also has a $100 million committed uncollateralized 364-day facility with an unaffiliated bank that extends through June 2003, with any borrowings under this facility maturing in June 2004, and a $100 million 364-day collateralized facility that extends through December 2003. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate), and compensates the banks for these facilities through facility fees. At March 31, 2003, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities of $1.7 billion with unaffiliated banks which were fully drawn at March 31, 2003. A bank can terminate its facility by giving the Company prior notice (generally one year). The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At March 31, 2003, this requirement was exceeded by approximately $5.9 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

The Company's borrowing relationships are with a broad range of banks, financial institutions and other firms, including affiliates, from which it draws funds. The volume of the Company's borrowings generally fluctuates

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

in response to changes in the level of the Company's financial instruments, commodities and contractual commitments, customer balances, the amount of securities purchased under agreements to resell, and securities borrowed transactions. As the Company's activities increase, borrowings generally increase to fund the additional activities. Availability of financing to the Company can vary depending upon market conditions, credit ratings and the overall availability of credit to the securities industry. The Company seeks to expand and diversify its funding mix as well as its creditor sources. Concentration levels for these sources, particularly for short-term lenders, are closely monitored both in terms of single investor limits and daily maturities.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following table shows the results of the Company's VAR analysis, which includes all of the Company's financial assets and liabilities which are marked to market at March 31, 2003 and December 31, 2002. The VAR relating to accrual portfolios has been excluded from this analysis.

  RISK EXPOSURES                March 31,   First Quarter    First Quarter     First Quarter    December 31,
  ($ IN MILLIONS)                 2003      2003 Average       2003 High         2003 Low          2002
  ---------------                 ----      ------------       ---------         --------          ----
Interest rate                    $ 56           $ 60            $ 71              $ 49            $ 63
Equities                           18             19              88                10              12
Commodities                         8              7              11                 4               5
Currency                            4              4               6                 3               4
Diversification Benefit           (25)           (24)            N/A               N/A             (18)
                                 ----           ----            ----              ----            ----
        Total*                   $ 61           $ 66            $123              $ 50            $ 66
                                 ====           ====            ====              ====            ====

* Includes diversification benefit.

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at March 31, 2003, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. The Company is in the middle of a large-scale, long-term process of calculating its VAR by a more robust methodology. Approximately 60% of the total portfolio is calculated under the new methodology, which simulates tens of thousands of market factors to measure VAR. The previous methodology simulated fewer market factors to measure VAR. VAR reflects the risk profile of the Company at March 31, 2003, and is not a predictor of future results.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under
Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

SETTLEMENT OF CERTAIN REGULATORY MATTERS

On April 28, 2003, Salomon Smith Barney Inc. (SSB), now named Citigroup Global Markets Inc., announced final agreements with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, SSB has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring SSB from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring SSB to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring SSB to cease and desist from violations of corresponding NASD rules and requiring SSB to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring SSB to cease and desist from violations of corresponding NYSE rules and requiring SSB to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, SSB expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require SSB to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. SSB reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

ENRON:

Hudson Soft Co. Ltd. v. Credit Suisse First Boston Corp., et al.

A proposed second amended complaint dropped as defendants Citigroup, SSB, and affiliate officers and employees.

New Power Holdings Actions

On April 17, 2003 the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

Additional Actions

On March 5, 2003 an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violations of federal securities laws.

On April 9, 2003 an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities law and common law claims.

RESEARCH:

In Re At&T Corporation Securities Litigation

By order dated March 27, 2003, the court denied plaintiffs' leave to amend their complaint to add as defendants Citigroup, SSB, and certain of their executive officers and current and former employees.

Additional Actions

On March 31, 2003 an action was filed in the United States District Court for the Southern District of New York by twenty institutional investors alleging individual claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 in connection with their purchase of common stock of Winstar Communications, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:    See Exhibit Index.

(b)  Reports on Form 8-K:

On January 22, 2003, the Company filed a Current Report on Form 8-K, dated January 21, 2003, reporting under Item 5 thereof the results of its operations for 2002 and 2001.

No other reports on Form 8-K were filed during the first quarter of 2003, however:

On April 7, 2003, the Company filed a Current Report on Form 8-K, dated April 7, 2003, (a) reporting under Item 5 thereof that it had filed a Restated Certificate of Incorporation with the Secretary of State of the State of New York changing its name from Salomon Smith Barney Holdings Inc. to Citigroup Global Markets Holdings Inc. and (b) filing as an exhibit under Item 7 thereof its Restated Certificate of Incorporation.

On April 14, 2003, the Company filed a Current Report on Form 8-K, dated April 14, 2003, reporting under Item 5 thereof the results of its operations for the three-month periods ended March 31, 2003 and 2002.

On April 28, 2003, the Company filed a Current Report on Form 8-K, dated April 28, 2003, (a) reporting under Item 5 thereof the settlement by Citigroup Global Markets Inc. (formerly Salomon Smith Barney Inc.) with the SEC, the NASD, the NYSE and the New York Attorney General of all outstanding investigations into research, IPO allocation and distribution practices and (b) filing as an exhibit under Item 7 thereof a copy of the related press release dated April 28, 2003.

On April 30, 2003, the Company filed a Current Report on Form 8-K, dated April 24, 2003, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Stock Market Upturn Notes based upon the Dow Jones Industrial Average Due April 29, 2005.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------
3.01       Restated Certificate of Incorporation of Citigroup Global
           Markets Holdings Inc. (the "Company"), effective April 7,
           2003, incorporated by reference to Exhibit 99.1 to the
           Company's Current Report on Form 8-K filed on April 7, 2003
           (File No. 1-4346).

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


                                          CITIGROUP GLOBAL MARKETS HOLDINGS INC.
                                          (Registrant)



Date: May 14, 2003                        By:  /s/ Charles Prince
                                               ---------------------------------
                                          Charles Prince
                                          Chief Executive Officer



                                          By:  /s/ John C. Morris
                                               ---------------------------------
                                          John C. Morris
                                          Chief Financial Officer

                                 CERTIFICATIONS

      I, Charles Prince, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Citigroup Global Markets Holdings Inc.;

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:  /s/ Charles Prince                                , Chief Executive Officer
   -----------------------------------------------------------------------------

      I, John C. Morris, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Citigroup Global Markets Holdings Inc.;

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003


By:  /s/John C. Morris                                 , Chief Financial Officer
--------------------------------------------------------------------------------