Form 10-Q
period 2003-06-30
CITIGROUP GLOBAL MARKETS HOLDINGS INC
filed 2003-08-13
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                                                                  PAGE
                                                                                                  ----
Part I.         Financial Information

  Item 1.       Condensed Consolidated Financial Statements:

                Condensed Consolidated Statements of Income (Unaudited) -
                         Three and six months ended June 30, 2003 and 2002                             1

                Condensed Consolidated Statements of Financial Condition -
                         June 30, 2003 (Unaudited) and December 31, 2002                           2 - 3

                Condensed Consolidated Statements of Cash Flows (Unaudited) -
                         Six months ended June 30, 2003 and 2002                                       4

                Notes to Condensed Consolidated Financial Statements (Unaudited)                  5 - 13

  Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      14 - 20

  Item 3.       Quantitative and Qualitative Disclosures about Market Risk                            21

  Item 4.        Controls and Procedures                                                              21

Part II.        Other Information

  Item 1.       Legal Proceedings                                                                21 - 22

  Item 6.       Exhibits and Reports on Form 8-K                                                 22 - 23

Exhibit Index                                                                                         23

Signatures                                                                                            24

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                 Three Months                    Six Months
Period Ended June 30,                                            2003           2002            2003           2002
--------------------------------------------------------------------------------------------------------------------
Revenues:
   Investment banking                                          $ 1,065        $   958         $ 1,892        $ 1,874
   Commissions                                                     936          1,003           1,759          1,958
   Asset management and administration fees                        795            956           1,593          1,878
   Principal transactions                                          620             56           1,241            663
   Other                                                            68             78              95             74
--------------------------------------------------------------------------------------------------------------------
Total non-interest revenues                                      3,484          3,051           6,580          6,447
--------------------------------------------------------------------------------------------------------------------
   Interest and dividends                                        2,113          2,483           4,145          4,714
   Interest expense                                              1,377          1,702           2,749          3,255
--------------------------------------------------------------------------------------------------------------------
Net interest and dividends                                         736            781           1,396          1,459
--------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                4,220          3,832           7,976          7,906
--------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
   Compensation and benefits                                     2,269          2,100           4,304          4,357
   Floor brokerage and other production                            180            182             338            326
   Communications                                                  168            162             335            314
   Occupancy and equipment                                         135            139             271            266
   Professional services                                            97             69             177            122
   Advertising and market development                               69             77             129            146
   Other operating and administrative expenses                      96            114             178            184
--------------------------------------------------------------------------------------------------------------------
Total non-interest expenses                                      3,014          2,843           5,732          5,715
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of change in accounting principle                       1,206            989           2,244          2,191
Provision for income taxes                                         467            370             855            819
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
  in accounting principle                                          739            619           1,389          1,372
Cumulative effect of change in accounting principle
  (net of tax benefit of $16 )                                       -              -               -            (24)
--------------------------------------------------------------------------------------------------------------------
Net income                                                      $  739         $  619         $ 1,389        $ 1,348
====================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,                      December 31,
Dollars in millions                                                                         2003                            2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Assets:

Cash and cash equivalents                                                                 $  3,694                        $  3,722
Cash segregated and on deposit for Federal and other regulations
  or deposited with clearing organizations                                                   2,826                           2,461

Collateralized short-term financing agreements:
  Securities purchased under agreements to resell                         $104,467                         $94,775
  Deposits paid for securities borrowed                                     54,896                          45,439
                                                                          --------                         -------
                                                                                           159,363                         140,214

Financial instruments owned and contractual commitments:
  (Approximately $38 billion and $34 billion were pledged to various parties at June 30, 2003 and December 31, 2002, respectively)
  U.S.government and government agency securities                           36,333                          34,610
  Corporate debt securities                                                 23,664                          17,597
  Contractual commitments                                                   17,375                          15,788
  Non-U.S. government and government agency securities                      12,831                           9,989
  Equity securities                                                         12,797                           9,531
  Mortgage loans and collateralized mortgage obligations                     8,047                           7,512
  Money market instruments                                                   4,724                           6,565
  Other financial instruments                                                7,955                           6,548
                                                                          --------                         -------
                                                                                           123,726                         108,140
Receivables:
  Customers                                                                 23,607                          16,439
  Brokers, dealers and clearing organizations                               20,922                           8,776
  Other                                                                      3,204                           2,858
                                                                          --------                         -------
                                                                                            47,733                          28,073

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $1,093 and
  $1,048, respectively                                                                       1,500                           1,025

Goodwill                                                                                     1,530                           1,530

Intangibles                                                                                    805                             808

Other assets                                                                                 5,952                           6,018
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $347,129                        $291,991
====================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,                       December 31,
Dollars in millions, except share data                                                     2003                             2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                           $ 23,790                       $ 22,619

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                        $120,976                         $118,878
   Deposits received for securities loaned                                 19,863                           10,439
                                                                         --------                         --------
                                                                                            140,839                        129,317
Financial instruments sold, not yet purchased, and
   contractual commitments:
   Non-U.S. government and government agency securities                    22,931                           21,783
   U.S. government and government agency securities                        18,091                           13,133
   Contractual commitments                                                 16,738                           14,821
   Corporate debt securities and other                                     11,498                            7,697
   Equity securities                                                        4,856                            4,243
                                                                         --------                         --------
                                                                                             74,114                         61,677

Payables and accrued liabilities:
   Customers                                                               27,299                           16,724
   Brokers, dealers and clearing organizations                             21,092                            5,074
   Other                                                                   12,957                           11,320
                                                                         --------                         --------
                                                                                             61,348                         33,118
Term debt                                                                                    32,911                         32,302

Company-obligated mandatorily redeemable securities
   of subsidiary trust holding solely junior subordinated debt
   securities of the Company                                                                      -                            400

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                          -                                -
   Additional paid-in capital                                               3,547                            3,016
   Retained earnings                                                       10,585                            9,543
   Accumulated changes in equity from nonowner sources                         (5)                              (1)
                                                                         --------                         --------
Total stockholder's equity                                                                   14,127                         12,558
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                 $347,129                       $291,991
====================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
Dollars in millions
Six Months Ended June 30,                                                                         2003            2002
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

 Net income                                                                                     $ 1,389         $ 1,348
Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation and amortization                                                                      146             164
  Cumulative effect of change in accounting principle                                                 -              24
Net change in:
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                                           (365)          1,871
 Securities borrowed or purchased under agreements to resell                                    (19,149)        (15,302)
 Financial instruments owned and contractual commitments                                        (15,586)         (5,888)
 Receivables                                                                                    (19,660)         14,677
 Goodwill, intangibles and other assets, net                                                        469           2,250
 Securities loaned or sold under agreements to repurchase                                        11,522          17,774
 Financial instruments sold, not yet purchased, and contractual commitments                      12,437          (3,061)
 Payables and accrued liabilities                                                                28,230         (16,272)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                              (567)         (2,415)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Increase in commercial paper and other short-term borrowings                                     1,171           1,911
 Proceeds from issuance of term debt                                                              8,086           5,944
 Term debt maturities and repurchases                                                            (7,856)         (4,567)
 Repayment of mandatorily redeemable securities of subsidiary trust                                (400)              -
 Capital contribution from Parent                                                                   500               -
 Dividends paid                                                                                    (347)           (640)
 Other capital transactions                                                                           -               4
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                         1,154           2,652
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Property, equipment and leasehold improvements, net                                               (615)            (86)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                              (615)            (86)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                (28)            151
Cash and cash equivalents at January 1,                                                           3,722           3,018
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30,                                                           $ 3,694         $ 3,169
=======================================================================================================================

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes.

The Company paid cash for income taxes, net of refunds, of $471 million during the six months ended June 30, 2003 and paid cash for income taxes, net of refunds of $1,163 million during the six months ended June 30, 2002.

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

ACCOUNTING CHANGES

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), as required for goodwill and indefinite-lived intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The nonamortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001.

On January 1, 2002, the Company adopted the remaining provisions of SFAS 142, when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

There was no impairment of goodwill upon adoption of SFAS 142. The adoption resulted in a cumulative adjustment of $24 million (net of tax benefit of $16 million) reported as a charge to earnings related to the impairment of certain intangible assets related to the Asset Management segment.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.

The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The impact of adopting SFAS 146 was not material.

GUARANTEES AND INDEMNIFICATIONS

On January 1, 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. The impact of adopting FIN 45 was not material.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation changes the method of determining whether certain entities, including securitization entities, should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

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

The Company is evaluating the impact of applying FIN 46 to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company is restructuring certain VIEs to enable them to meet

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the criteria for non-consolidation. At this time, it is anticipated that the effect on the Company's condensed consolidated statement of financial condition could be an increase of as much as $2.5 billion to both assets and liabilities. As the Company continues to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company.

STOCK-BASED COMPENSATION

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), prospectively to all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the alternative method of accounting, an offsetting increase to stockholder's equity under SFAS 123 is recorded equal to the amount of compensation expense charged.

Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, net income would have been the pro forma amounts indicated below:

--------------------------------------------------------------------------------------
Dollars in millions                              Three Months             Six Months
Period ended June 30,                           2003       2002       2003       2002
--------------------------------------------------------------------------------------
Compensation expense
related to stock option        As reported     $    7     $    -     $   11     $    -
plans, net of tax              Pro forma           34         47         68         89

Net income                     As reported        739        619      1,389      1,348
                               Pro forma          712        572      1,332      1,259
======================================================================================

The Company, through its parent, has made changes to various stock-based compensation plan provisions for awards granted in 2003. For example, the vesting period and the term of stock options granted after 2002 have been shortened to three and six years, respectively. In addition, the sale of underlying shares acquired through the exercise of options granted in 2003 is restricted for a two-year period. The Company, through its parent, continues its existing stock ownership commitment for senior executives, which requires executives to retain at least 75% of the shares they own and acquire from the Company, subject to certain minimum ownership guidelines, over the term of their employment. Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options will retain that feature. Other changes may also be made that may impact the expense recognized under SFAS 123.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's condensed consolidated financial statements.

LIABILITIES AND EQUITY

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have a material impact on the Company's condensed consolidated financial statements.

NOTE 2.  COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources, which, for the Company, are comprised of cumulative translation adjustments, net of tax:

--------------------------------------------------------------------------------------------
Dollars in millions                                Three Months             Six Months
Period ended June 30,                            2003        2002        2003         2002
--------------------------------------------------------------------------------------------
Net income                                     $   739      $   619     $ 1,389      $ 1,348
Other changes in equity from
   nonowner sources                                 (1)           5          (4)           5
--------------------------------------------------------------------------------------------
    Total comprehensive income                 $   738      $   624     $ 1,385      $ 1,353
============================================================================================

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.  CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to CGMHI's principal regulated subsidiaries at June 30, 2003 are as follows:

                                                                                           NET                 EXCESS OVER
   (DOLLARS IN MILLIONS)                                                            CAPITAL (U.S.) OR            MINIMUM
        SUBSIDIARY                                   JURISDICTION               FINANCIAL RESOURCES (U.K.)     REQUIREMENTS
--------------------------------------------------------------------------------------------------------------------------------
Citigroup Global Markets Inc.        U.S. Securities and Exchange Commission
                                     Uniform Net Capital Rule (Rule 15c3-1)                $3,326                $2,715

Citigroup Global Markets Limited     United Kingdom's Financial Services Authority         $3,273                $  566
---------------------------------------------------------------------------------------------------------------------------------

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of CGMHI, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At June 30, 2003, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

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

A summary of the Company's contractual commitments as of June 30, 2003 and December 31, 2002 is as follows:

                                                                 JUNE 30, 2003                          DECEMBER 31, 2002
                                                     ---------------------------------------  --------------------------------------
                                                        Notional       Current Market or          Notional      Current Market or
                                                     or Contractual        Fair Value         or Contractual        Fair Value
                                                         Amounts    -----------------------        Amounts   -----------------------
------------------------------------------------------------------------------------------------------------------------------------
Dollars in billions                                                    Assets    Liabilities                  Assets     Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Exchange-traded products:
   Futures contracts (a)                             $    285.0     $        -   $      -      $   192.2     $     -     $         -
   Other exchange-traded products:
     Equity contracts                                      47.5            2.8        2.9           50.8         1.4             2.0
     Fixed income, foreign exchange and commodity
       contracts                                           15.2              -          -            9.5           -               -
------------------------------------------------------------------------------------------------------------------------------------
Total exchange-traded products                            347.7            2.8        2.9          252.5         1.4             2.0
------------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options,
   caps, floors and forward rate agreements:
   Swaps                                                2,092.7                                  2,567.7
   Swap options written                                    68.4                                     60.1
   Swap options purchased                                  60.8                                     52.7
   Caps, floors and forward rate agreements               171.0                                    181.9
------------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps, floors and
   forward rate agreements (b)                          2,392.9           11.5        9.3        2,862.4        11.9             9.4
------------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity
     indices                                               91.5            1.5        3.5           73.5         1.1             2.4
   Options and forward contracts on fixed-income
     securities                                           792.1             .9         .3          628.7          .8              .4
   Foreign exchange contracts and options(b)              105.1             .6         .6           58.7          .5              .5
   Commodity contracts                                      9.4             .1         .1            9.2          .1              .1
------------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                         $ 3,738.7     $     17.4   $   16.7      $ 3,885.0     $  15.8     $      14.8
====================================================================================================================================

(a) Margin on futures contracts is included in receivable/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $14.0 billion and $5.2 billion at June 30, 2003, respectively, and $14.3 billion and $4.1 billion at December 31, 2002, respectively.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.  SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

------------------------------------------------------------------------------------------------------------------
Dollars in millions                                           Three Months                        Six Months
Period ended June 30,                                    2003              2002             2003              2002
------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense:
   Investment Services                              $   2,537        $    1,987         $  4,747        $    4,270
   Private Client Services                              1,431             1,536            2,740             3,029
   Asset Management                                       252               309              489               607
------------------------------------------------------------------------------------------------------------------
Total                                               $   4,220        $    3,832         $  7,976        $    7,906
==================================================================================================================
Total non-interest expenses:
    Investment Services                             $   1,712        $    1,473         $  3,222        $    3,023
    Private Client Services                             1,153             1,191            2,221             2,351
    Asset Management                                      149               179              289               341
------------------------------------------------------------------------------------------------------------------
Total                                               $   3,014        $    2,843         $  5,732        $    5,715
==================================================================================================================
Net Income:
   Investment Services                              $     505        $      322         $    947        $      782
   Private Client Services                                171               218              319               429
   Asset Management                                        63                79              123               137
------------------------------------------------------------------------------------------------------------------
Total                                               $     739        $      619         $  1,389        $    1,348
==================================================================================================================

Total assets of the Investment Services, Private Client Services and Asset Management segments were $333.4 billion, $12.0 billion and $1.7 billion, respectively, at June 30, 2003 and $278.5 billion, $11.9 billion and $1.6 billion, respectively, at December 31, 2002. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

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

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect counterparties to contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. In addition, the Company is a member of numerous value transfer networks ("VTNs") (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the accompanying condensed consolidated statement of financial condition as of June 30, 2003, related to these indemnifications.

Derivative instruments which include guarantees are credit default swaps, total return swaps, written foreign exchange options, written put options, written equity warrants, and written caps and floors. At June 30, 2003, the carrying amount of the liabilities related to these derivatives was $2 billion.

The maximum potential loss represents the amounts that could be lost under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and greatly exceed anticipated losses. At June 30, 2003, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $45 billion, of which $5.5 billion expire within one year and $39.5 billion expire after one year. At June 30, 2003, the maximum potential loss at fair value related to derivative guarantees other than credit default swaps and total rate of return swaps amounted to $2.3 billion.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Guarantees to joint ventures and other third parties primarily include guarantees of their debt obligations. At June 30, 2003, the carrying amounts of the liabilities and the maximum potential loss related to these joint venture and other third party guarantees were $510 million, of which $385 million expires within one year and $125 million expires after one year. Securities and other marketable assets held as collateral to reimburse losses under other third party guarantees amounted to $23 million at June 30, 2003.

Guarantees of collection of contractual cash flows protect investors in securitization trusts from loss of principal and interest relating to insufficient collections on the underlying receivables in the trust. At June 30, 2003, the carrying amounts of the liabilities and the maximum potential loss related to guarantees of collection of contractual cash flows were $24 million.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

SETTLEMENT OF CERTAIN LEGAL AND REGULATORY MATTERS

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED. The Company and certain other Citigroup subsidiaries had previously established a reserve for the cost of these settlements.

RESULTS OF OPERATIONS

For the three months ended June 30, 2003 (the "2003 Quarter"), the Company recorded net income of $739 million compared to $619 million for the three months ended June 30, 2002 (the "2002 Quarter"). Revenues, net of interest expense, were $4,220 million in the 2003 Quarter compared to $3,832 million in the 2002 Quarter. Principal transactions revenues increased significantly to $620 million in the 2003 Quarter compared to $56 million in the 2002 Quarter primarily as the result of an increase in fixed income trading. Investment banking revenues increased in the 2003 Quarter to $1,065 million as the result of increases in high yield and high grade debt underwritings offset by declines in merger and acquisition fees. Commission revenues declined in the 2003 Quarter to $936 million as a result of a decline in listed commissions. Asset management and administration fees declined to $795 million as the result of market weakness and declines in fees from managed accounts. Net interest and dividends decreased to $736 million in the 2003 Quarter primarily as a result of a decrease in mortgage-backed trading interest. Total non-interest expenses increased 6% in the 2003 Quarter to $3,014 million as a result of increased production-related compensation and benefits expense.

For the six months ended June 30, 2003 (the "2003 Period"), the Company recorded net income of $1,389 million compared to $1,348 million for the six months ended June 30, 2002 (the "2002 Period"). Revenues, net of interest expense, were $7,976 million in the 2003 Period compared to $7,906 million in the 2002 Period. Principal transactions revenues increased significantly to $1,241 million in the 2003 Period compared to $663 million in the 2002 Period primarily as the result of an increase in fixed income trading. Commission revenues decreased to $1,759 million primarily as a result of a decrease in listed commissions. Asset management and administration fees decreased 15% primarily as a result of market weakness and declines in fees from managed accounts. Net interest and dividends decreased to $1,396 million in the 2003 Period primarily as a result of a decrease in mortgage-backed trading interest. Total non-interest expenses in the 2003 Period were essentially unchanged when compared to the 2002 Period.

In the 2002 Period, the Company recorded a cumulative after-tax loss of $24 million (net of tax benefit of $16 million) which related to the adoption of Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Following is a discussion of the results of operations of the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

INVESTMENT SERVICES

-------------------------------------------------------------------------------------------------------------------
Dollars in millions                                           Three Months                        Six Months
Period Ended June 30,                                    2003              2002              2003             2002
-------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                       $2,537            $1,987            $4,747           $4,270
-------------------------------------------------------------------------------------------------------------------
Total non-interest expense                               1,712             1,473             3,222            3,023
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 825               514             1,525            1,247

Provision for income taxes                                 320               192               578              465
-------------------------------------------------------------------------------------------------------------------
Net income                                              $  505            $  322            $  947           $  782
===================================================================================================================

The Company's Investment Services segment recorded net income in the 2003 Quarter of $505 million and $947 million in the 2003 Period, compared to $322 million and $782 million in the 2002 Quarter and the 2002 Period, respectively.

Revenues, net of interest expense, increased 28% and 11% to $2.5 billion and $4.7 billion in the 2003 Quarter and the 2003 Period, respectively. Principal transactions revenues increased significantly in the 2003 Quarter and 2003 Period as a result of an increase in fixed income trading. Commission revenues decreased in the 2003 Quarter and the 2003 Period as a result of a decrease in listed commissions. Investment banking revenues increased in the 2003 Quarter as a result of increases in high yield and high grade debt underwritings, offset by a decline in merger and acquisition fees. In the 2003 Period, investment banking revenues were essentially unchanged. Included in investment banking revenues in the 2002 Period were fees from the Travelers Property Casualty Corp. initial public offering.

Total non-interest expenses increased to $1.7 billion and $3.2 billion in the 2003 Quarter and the 2003 Period, respectively, primarily due to an increase in production-related compensation and benefits expense, partially offset by reduced floor brokerage and other production expenses.

    PRIVATE CLIENT SERVICES

-------------------------------------------------------------------------------------------------------------------
Dollars in millions                                           Three Months                        Six Months
Period Ended June 30,                                    2003              2002              2003             2002
-------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                       $1,431            $1,536            $2,740           $3,029
-------------------------------------------------------------------------------------------------------------------
Total non-interest expense                               1,153             1,191             2,221            2,351
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 278               345               519              678

Provision for income taxes                                 107               127               200              249
-------------------------------------------------------------------------------------------------------------------
Net income                                              $  171            $  218            $  319           $  429
===================================================================================================================

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Private Client Services net income was $171 million in the 2003 Quarter, down $47 million or 22% from the prior year, primarily due to lower asset-based fee revenue and a decline in net interest revenue from securities-based lending, partially offset by an increase in transaction volumes, lower production-related compensation, and the impact of continued expense control initiatives. Net income declined in the 2003 Period primarily due to lower asset-based fee revenue along with lower transactional volumes.

Revenues, net of interest expense, of $1,431 million in the 2003 Quarter and $2,740 million in the 2003 Period decreased $105 million or 7% and $289 million or 10%, respectively, from the prior-year periods. The decrease in the 2003 Quarter primarily reflects declines in fees from managed accounts and lower net interest revenue on security-based lending, partially offset by higher commissions and other transactional revenue. The decrease in the 2003 Period was primarily due to lower asset-based fee revenue along with lower transactional volumes.

Total assets under fee-based management were $182.4 billion as of June 30, 2003, up $11.7 billion or 7% from June 30, 2002, primarily due to an increase in market values and positive net flows. Total client assets, including assets under fee-based management, were $959 billion as of June 30, 2003, an increase of $27 billion or 3% compared to the 2002 Quarter. This increase was principally due to market appreciation and positive net flows. Net flows were $9 billion in the 2003 Quarter, maintaining the same level as the prior year period.

Operating expenses of $1,153 million in the 2003 Quarter and $2,221 million in the 2003 Period, decreased 3% and 6%, respectively, from the prior-year periods, primarily reflecting lower production-related compensation resulting from a decline in revenue combined with the impact of expense control initiatives.

Assets under fee-based management were as follows:

---------------------------------------------------------------------------------------
Dollars in billions
At June 30,                                                         2003         2002
---------------------------------------------------------------------------------------
Financial Consultant managed accounts                              $  60.9      $  54.7

Consulting Group and internally managed assets                       121.5        116.0
---------------------------------------------------------------------------------------
Total assets under fee-based management (1)                         $182.4       $170.7
---------------------------------------------------------------------------------------

(1) Includes certain assets managed jointly with Citigroup Asset Management.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     ASSET MANAGEMENT

---------------------------------------------------------------------------------------------------------------------
Dollars in millions                                             Three Months                        Six Months
Period Ended June 30,                                       2003              2002              2003             2002
---------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                           $252              $309              $489             $607
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                   149               179               289              341
---------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
 effect of change in accounting principle                    103               130               200              266
---------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                    40                51                77              105

Cumulative effect of change in accounting
principle (net of tax benefit of $16)                          -                 -                 -              (24)
---------------------------------------------------------------------------------------------------------------------
Net income                                                  $ 63              $ 79              $123             $137
=====================================================================================================================

The Company's Asset Management segment revenues, net of interest expense, decreased to $252 million and $489 million in the 2003 Quarter and 2003 Period, respectively, compared to $309 million and $607 million in the 2002 Quarter and 2002 Period, respectively. The primary revenue for the Asset Management segment is asset management and administration fees, which decreased to $244 million and $478 million in the 2003 Quarter and 2003 Period, respectively, compared to $300 million in the 2002 Quarter and $588 million in the 2002 Period, respectively. The decrease in revenues in the 2003 Quarter and 2003 Period reflects the impact of market weakness, reduced fee revenues and the impact of outflows of U.S. retail money market funds. The reduced fee revenues primarily resulted from changes in product mix and revenue sharing arrangements with internal Citigroup distributors and a change in the presentation of certain fee sharing arrangements which decreased both revenues and expenses by $11 million and $20 million in the 2003 Quarter and 2003 Period, respectively.

Assets under management for the segment were $264.6 billion at June 30, 2003, compared to $270.2 billion at June 30, 2002. This decrease is primarily due to the net outflows of U.S. retail money market funds, which includes the transfer of assets to the Smith Barney Bank Deposit Program. These decreases were partially offset by positive market action and positive net flows.

Total noninterest expenses were $149 million and $289 million in the 2003 Quarter and 2003 Period, respectively, compared to $179 million and $341 million in the 2002 Quarter and 2002 Period, respectively. The decrease in expenses is due to reduced compensation and benefits expense and the change in the presentation of certain fee sharing arrangements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Assets under fee-based management were as follows:

------------------------------------------------------------------------------------
Dollars in billions

At June 30,                                                      2003          2002
------------------------------------------------------------------------------------
Money market funds                                             $   87.0      $  98.8

Mutual funds                                                       77.5         71.4

Managed accounts                                                   94.8         93.9

Unit investment trusts held in client accounts                      5.3          6.1
------------------------------------------------------------------------------------
Total Citigroup Asset Management                                 $264.6       $270.2
------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $347 billion at June 30, 2003, an increase from $292 billion at year-end 2002. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $222.0 billion at June 30, 2003. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings and letters of credit, deposit liabilities, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $23.1 billion at June 30, 2003. On March 3, 2003, the Company redeemed for cash all of the mandatorily redeemable securities of SSBH Capital I, a wholly-owned subsidiary trust, at the redemption price of $25 per preferred security plus any accrued interest and unpaid distributions thereon.

The Company has a $4.85 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments under this facility terminate in May 2004. Any borrowings under this facility would mature in May 2006. The Company also has a $125 million committed uncollateralized 364-day facility with an unaffiliated bank that extends through May 2004, with any borrowings under this facility maturing in May 2005, and a $100 million 364-day collateralized facility that extends through December 2003. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate), and

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

compensates the banks for these facilities through facility fees. At June 30, 2003, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities of $1.7 billion with unaffiliated banks which were fully drawn at June 30, 2003. A bank can terminate its facility by giving the Company prior notice (generally one year). The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At June 30, 2003, this requirement was exceeded by approximately $6.0 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes all of the Company's financial assets and liabilities which are marked to market at June 30, 2003 and December 31, 2002. The VAR relating to accrual portfolios has been excluded from this analysis.

            CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------
RISK EXPOSURES                       June 30,    Second Quarter      Second Quarter     Second Quarter        December 31,
($ IN MILLIONS)                       2003        2003 Average          2003 High          2003 Low              2002
--------------------------------------------------------------------------------------------------------------------------
Interest rate                        $81                 $71                $ 96                $56                 $63

Equities                              18                  15                  22                  9                  12

Commodities                            6                   6                  10                  3                   5

Currency                               5                   5                   9                  3                   4

Diversification Benefit              (21)                (24)                N/A                N/A                 (18)
--------------------------------------------------------------------------------------------------------------------------
     Total*                          $89                 $73                $ 96                $58                 $66
==========================================================================================================================

* Includes diversification benefit.

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at June 30, 2003, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. The Company is in the middle of a large-scale, long-term process of calculating its VAR by a more robust methodology. Approximately 65% of the total portfolio is calculated under the new methodology, which simulates tens of thousands of market factors to measure VAR. The previous methodology simulated fewer market factors to measure VAR. VAR reflects the risk profile of the Company at June 30, 2003, and is not a predictor of future results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under
Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions

Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. In addition, on April 17, 2003, an action was brought by two investment firms in connection with purchases of Osprey Trust certificates for alleged violations of federal securities laws and state securities and other laws. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. ("CGMI"), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

RESEARCH

On June 23, 2003, the West Virginia Attorney General filed an action against CGMI and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGMI requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGMI. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGMI in connection with the Research Settlement; and in May 2003, the NYSE advised CGMI that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. CGMI is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment.

WORLDCOM, INC.

On May 19, 2003, the motion to dismiss the amended complaint in the WorldCom, Inc. Securities Litigation was denied.

DYNEGY INC.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGMI, as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

ADELPHIA COMMUNICATIONS CORPORATION

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

OTHER

MKP MASTER FUND, LDC ET AL. V. SALOMON SMITH BARNEY INC.
In July 2003, CGMI's motion for summary judgment was granted.

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

On June 2, 2003, the Company filed a Current Report on Form 8-K, dated May 27, 2003, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7.0% Select Equity Indexed Notes based upon the common stock of Intel Corporation due May 27, 2005.

On June 30, 2003, the Company filed a Current Report on Form 8-K, dated June 24, 2003, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Equity Linked Securities (ELKS) based upon the common stocks of five companies due June 28, 2004.

No other reports on Form 8-K were filed during the second quarter of 2003, however:

On July 14, 2003, the Company filed a Current Report on Form 8-K, dated July 11, 2003, filing as an exhibit under Item 7 thereof the Global Selling Agency Agreement relating to the offer and sale of the Company's Medium-Term Senior Notes, Series A, and Medium-Term Subordinated Notes, Series B.

On July 15, 2003, the Company filed a Current Report on Form 8-K, dated July 14, 2003, reporting under Item 5 thereof the results of its operations for the three- and six-month periods ended June 30, 2003 and 2002.

On July 31, 2003, the Company filed a Current Report on Form 8-K, dated July 25, 2003, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 8% Select Equity Indexed Notes based upon the common stock of Texas Instruments Incorporated due July 25, 2005.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBIT
-------                                         ----------------------
 3.01             Restated Certificate of Incorporation of Citigroup Global Markets Holdings Inc. (the
                  "Company"), effective April 7, 2003, incorporated by reference to Exhibit 99.1 to the
                  Company's Current Report on Form 8-K filed on April 7, 2003 (File No. 1-4346).

 3.02             By-Laws of the Company, incorporated by reference to Exhibit 4(b) to the Company's
                  Registration Statement on Form S-3 (No. 333-106272).

 12.01+           Computation of ratio of earnings to fixed charges.

 31.01+           Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

 31.02+           Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

 32.01+           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                  CITIGROUP GLOBAL MARKETS HOLDINGS INC.
                                  --------------------------------------
                                  (Registrant)

Date: August 13, 2003             By: /s/ Robert Druskin
                                      ------------------------------------------
                                  Robert Druskin
                                  President and Chief Executive Officer

                                  By: /s/ John C. Morris
                                      ------------------------------------------
                                  John C. Morris
                                  Chief Financial Officer