Form 10-Q
period 2003-09-30
CITIGROUP GLOBAL MARKETS HOLDINGS INC
filed 2003-11-13
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 1-15286

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                                                         PAGE
                                                                                                         ----
Part I.           Financial Information

  Item 1.         Condensed Consolidated Financial Statements:

                  Condensed Consolidated Statements of Income (Unaudited) -
                           Three and nine months ended September 30, 2003 and 2002                           1

                  Condensed Consolidated Statements of Financial Condition -
                           September 30, 2003 (Unaudited) and December 31, 2002                          2 - 3

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                           Nine months ended September 30, 2003 and 2002                                     4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                      5 - 14

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                          15 - 21

  Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                22

  Item 4.         Controls and Procedures                                                                   22

Part II.          Other Information

  Item 1.         Legal Proceedings                                                                      22-23

  Item 6.         Exhibits and Reports on Form 8-K                                                       23-24

  Exhibit Index                                                                                             24

  Signatures                                                                                                25

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

Dollars in millions                                                  Three Months                   Nine Months
Period Ended September 30,                                       2003           2002            2003           2002
--------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                  $  974        $   952         $ 2,733        $ 2,910
   Investment banking                                              792            757           2,684          2,631
   Asset management and administration fees                        864            868           2,457          2,746
   Principal transactions                                          383            (35)          1,624            628
   Other                                                            41            113             136            187
--------------------------------------------------------------------------------------------------------------------
Total non-interest revenues                                      3,054          2,655           9,634          9,102
--------------------------------------------------------------------------------------------------------------------
   Interest and dividends                                        1,797          2,475           5,942          7,189
   Interest expense                                              1,121          1,829           3,870          5,084
--------------------------------------------------------------------------------------------------------------------
Net interest and dividends                                         676            646           2,072          2,105
--------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                3,730          3,301          11,706         11,207
--------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
   Compensation and benefits                                     1,958          1,719           6,262          6,076
   Floor brokerage and other production                            155            162             493            488
   Communications                                                  151            161             486            475
   Occupancy and equipment                                         134            136             405            402
   Professional services                                            91             89             268            211
   Advertising and market development                               67             66             196            212
   Other operating and administrative expenses                     105            129             283            313
   Restructuring credit                                              -             (9)              -             (9)
--------------------------------------------------------------------------------------------------------------------
Total non-interest expenses                                      2,661          2,453           8,393          8,168
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of change in accounting principle                       1,069            848           3,313          3,039
Provision for income taxes                                         406            319           1,261          1,138
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
  in accounting principle                                          663            529           2,052          1,901
Cumulative effect of change in accounting principle
  (net of tax benefit of $16 )                                       -              -               -            (24)
--------------------------------------------------------------------------------------------------------------------
Net income                                                      $  663        $   529         $ 2,052        $ 1,877
====================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      September 30,                   December 31,
Dollars in millions                                                                       2003                           2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Assets:
Cash and cash equivalents                                                                $  4,390                      $    3,722
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                2,518
                                                                                                                            2,461
Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                       $109,603                         $94,775
   Deposits paid for securities borrowed                                   49,874                          45,439
                                                                         --------                         -------
                                                                                          159,477                         140,214
Financial instruments owned and contractual commitments:
  (Approximately $52 billion and $34 billion were pledged to various parties at September 30, 2003 and December 31, 2002, respectively)
   U.S. government and government agency securities                        36,541                          34,610
   Corporate debt securities                                               28,616                          17,597
   Contractual commitments                                                 15,216                          15,788
   Non-U.S. government and government agency securities                    13,533                           9,989
   Equity securities                                                       13,386                           9,531
   Mortgage loans and collateralized mortgage obligations                   8,970                           7,512
   Money market instruments                                                 5,571                           6,565
   Other financial instruments                                              6,732                           6,548
                                                                         --------                         -------
                                                                                          128,565                         108,140
Receivables:
   Customers                                                               23,220                          16,439
   Brokers, dealers and clearing organizations                             12,145                           8,776
   Other                                                                    3,047                           2,858
                                                                         --------                         -------
                                                                                           38,412                          28,073

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $1,065 and
  $1,048, respectively                                                                      1,429                           1,025

Goodwill                                                                                    1,531                           1,530

Intangibles                                                                                   799                             808

Other assets                                                                                5,455                           6,018
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $342,576                      $  291,991
=================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       September 30,                   December 31,
Dollars in millions, except share data                                                     2003                            2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                         $ 22,938                      $   22,619

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                        $126,640                         $118,878
   Deposits received for securities loaned                                 18,419                           10,439
                                                                         --------                         --------
                                                                                          145,059                         129,317
Financial instruments sold, not yet purchased, and
   contractual commitments:
   Non-U.S. government and government agency securities                    24,098                           21,783
   Contractual commitments                                                 16,918                           14,821
   U.S. government and government agency securities                        16,827                           13,133
   Corporate debt securities and other                                     11,092                            7,697
   Equity securities                                                        4,661                            4,243
                                                                         --------                         --------
                                                                                           73,596                          61,677

Payables and accrued liabilities:
   Customers                                                               29,464                           16,724
   Brokers, dealers and clearing organizations                              7,926                            5,074
   Other                                                                   12,654                           11,320
                                                                         --------                         --------
                                                                                           50,044                          33,118
Term debt                                                                                  36,478                          32,302


Company-obligated mandatorily redeemable securities
   of subsidiary trust holding solely junior subordinated debt
   securities of the Company                                                                    -                             400

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                          -                                -
   Additional paid-in capital                                               3,552                            3,016
   Retained earnings                                                       10,895                            9,543
   Accumulated changes in equity from nonowner sources                         14                               (1)
                                                                         --------                         --------
Total stockholder's equity                                                                 14,461                          12,558
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                               $342,576                      $  291,991
=================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Dollars in millions
Nine Months Ended September 30,                                                            2003             2002
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

 Net income                                                                              $  2,052         $  1,877
Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation and amortization                                                                209              242
 Cumulative effect of change in accounting principle                                            -               24
Net change in:
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                                      (57)           2,688
 Securities borrowed or purchased under agreements to resell                              (19,359)         (19,830)
 Financial instruments owned and contractual commitments                                  (20,637)         (10,445)
 Receivables                                                                              (10,801)          14,630
 Goodwill, intangibles and other assets, net                                                1,164            2,291
 Securities loaned or sold under agreements to repurchase                                  15,742            9,195
 Financial instruments sold, not yet purchased, and contractual commitments                12,464           11,728
 Payables and accrued liabilities                                                          16,959          (16,938)
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                      (2,264)          (4,538)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Increase in commercial paper and other short-term borrowings                                 386            3,100
 Proceeds from issuance of term debt                                                       15,009            9,034
 Term debt maturities and repurchases                                                     (11,234)          (6,552)
 Repayment of mandatorily redeemable securities of subsidiary trust                          (400)               -
 Capital contribution from Parent                                                             500                -
 Dividends paid                                                                              (694)            (954)
 Other capital transactions                                                                   (28)              12
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   3,539            4,640
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Property, equipment and leasehold improvements, net                                         (607)            (109)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (607)            (109)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          668               (7)
Cash and cash equivalents at January 1,                                                     3,722            3,018
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30,                                               $  4,390         $  3,011
==================================================================================================================

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes.

The Company paid cash for income taxes, net of refunds, of $982 million during the nine months ended September 30, 2003 and paid cash for income taxes, net of refunds of $1,620 million during the nine months ended September 30, 2002.

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The provisions of FIN 46 are to be applied immediately to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company elected to adopt the remaining provisions of FIN 46 in the third quarter of 2003. FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in the Company's Condensed Consolidated Financial Statements. An entity is subject to FIN 46 and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The implementation of FIN 46 on July 1, 2003, resulted in the consolidation of VIEs increasing both total assets and total liabilities by approximately $712 million.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The implementation of FIN 46 encompassed a review of thousands of entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. The FASB continues to provide additional guidance on implementing FIN 46 through FASB Staff Positions. In addition, a draft interpretation of FIN 46 has been issued for comment. As this guidance is finalized, the Company will continue to review the status of the VIEs it is involved with. As a result of changes in the guidance, additional VIEs may ultimately be required to be consolidated.

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

IN MILLIONS OF DOLLARS                                              September 30, 2003
--------------------------------------------------------------------------------------
Cash                                                                     $     87
Financial Instruments Owned & Contractual
   Commitments                                                              2,199
Receivables - Other                                                           329
Other Assets                                                                  656
                                                                         --------
Total Assets of Consolidated VIEs                                        $  3,271
                                                                         ========

The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $712 million related to VIEs newly consolidated as a result of adopting FIN 46. Approximately $1.5 billion of the total assets of consolidated VIEs represents structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for its clients. Approximately $1.8 billion of the total assets of consolidated VIEs represents investment vehicles that were established to provide a return to the investors in the vehicles.

The Company may provide liquidity facilities to the VIEs, may be a party to derivative contracts with VIEs, may provide second loss enhancement in the form of guarantees to the VIEs, and may also have an ownership interest or other investment in certain VIEs. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to the Company except where the Company has provided a liquidity facility to the VIE, a guarantee to the investors, or is the counterparty to a derivative transaction involving the VIE.

In addition to the VIEs that are consolidated in accordance with FIN 46, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include collateralized debt obligations ("CDOs"), structured finance transactions, and various investment funds and are explained in the paragraphs which follow.

The Company also securitizes clients' debt obligations in transactions involving SPEs that issue CDOs. A majority of the transactions are on behalf of clients where the Company first purchases the assets at the request of the clients and warehouses them until the securitization transaction is executed. Other CDOs are structured where the underlying debt obligations are purchased directly in the open market or from issuers. Some CDOs have static unmanaged portfolios of assets, while others have more actively managed portfolios of financial assets. The Company receives market-rate fees for structuring and distributing the CDO securities to investors. At September 30, 2003, assets in the CDOs amounted to $7.7 billion.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. These transactions include trust preferred entities, investment vehicles and other structured transactions. At September 30, 2003, such transactions involved VIEs with approximately $33.4 billion in assets.

As previously mentioned, the Company may provide liquidity facilities to the VIEs, may be a party to derivative contracts with VIEs, may provide second loss enhancement in the form of guarantees to the VIEs and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $3.6 billion at September 30, 2003. For this purpose, maximum exposure is considered to be the notional amounts of guarantees and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where the Company has an ownership interest in the VIEs.

STOCK-BASED COMPENSATION

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), prospectively to all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholder's equity under SFAS 123 is recorded equal to the amount of compensation expense charged.

Had the Company applied SFAS 123 in accounting for the Company's stock option plans for all options granted, including options granted before January 1, 2003, net income would have been the pro forma amounts indicated below:

Dollars in millions                                   Three Months                      Nine Months
Period ended September 30,                        2003           2002             2003            2002
-------------------------------------------------------------------------------------------------------
Compensation expense
 related to stock option        As reported      $  16          $    -           $   27          $    -

 plans, net of tax               Pro forma          35              39              103             128

Net income                      As reported        663             529            2,052           1,877
                                 Pro forma         644             490            1,976           1,749
=======================================================================================================

The Company, through its parent, Citigroup, has made changes to various stock-based compensation plan provisions for awards granted after 2002. For example, the vesting period and the term of stock options granted after 2002 have been shortened to three and six years, respectively. In addition, with certain limited exceptions in certain overseas locations, the sale of underlying shares acquired through the exercise of options granted in 2003 is restricted for a two-year period. The Company, through its parent, Citigroup, continues its existing stock ownership commitment for senior executives which requires executives to retain at least 75% of the shares

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

they own and acquire from the Company over the term of their employment. Original option grants in 2003 and thereafter will not have a reload feature; however, previously granted options which carry a reload feature will retain that feature. Other changes may also be made that may impact the SFAS 123 adoption estimates disclosed on the preceding page.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and did not have a material impact on the Company's condensed consolidated financial statements.

LIABILITIES AND EQUITY

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and did not have a material impact on the Company's condensed consolidated financial statements.

NOTE 2.     COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources, which, for the Company, are comprised of cumulative translation adjustments and unrealized gains and losses on certain investments held by equity method investees, net of tax:

Dollars in millions                                   Three Months                      Nine Months
Period ended September 30,                        2003             2002            2003             2002
---------------------------------------------------------------------------------------------------------
Net income                                       $  663          $    529         $ 2,052          $1,877
Other changes in equity from nonowner sources        19                (3)             15               2
---------------------------------------------------------------------------------------------------------
    Total comprehensive income                   $  682          $    526         $ 2,067          $1,879
=========================================================================================================

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.     CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to CGMHI's principal regulated subsidiaries at September 30, 2003, are as follows:

                                                                                                NET
                                                                                               CAPITAL
                                                                                              (U.S.) OR
                                                                                              FINANCIAL     EXCESS OVER
(DOLLARS IN MILLIONS)                                                                         RESOURCES       MINIMUM
SUBSIDIARY                                              JURISDICTION                            (U.K.)      REQUIREMENTS
------------------------------------------------------------------------------------------------------------------------
Citigroup Global Markets Inc.             U.S. Securities and Exchange Commission
                                          Uniform Net Capital Rule (Rule 15c3-1)              $   3,913      $    3,298

Citigroup Global Markets Limited          United Kingdom's Financial Services Authority       $   3,235      $      175
------------------------------------------------------------------------------------------------------------------------

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of CGMHI, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At September 30, 2003, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

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

A summary of the Company's contractual commitments as of September 30, 2003 and December 31, 2002 is as follows:

                                                                SEPTEMBER 30, 2003                        DECEMBER 31, 2002
                                                     ----------------------------------------  ------------------------------------
                                                        Notional         Current Market or         Notional      Current Market or
                                                     or Contractual          Fair Value        or Contractual       Fair Value
                                                         Amounts         ------------------        Amounts       -----------------
------------------------------------------------------------------------------------------------------------------------------------
Dollars in billions                                                    Assets      Liabilities                  Assets   Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Exchange-traded products:
   Futures contracts (a)                               $     241.6     $    -      $        -    $    192.2     $    -    $      -
   Other exchange-traded products:
     Equity contracts                                         34.4        2.3             2.6          50.8        1.4         2.0
     Fixed income, foreign exchange and commodity
       contracts                                              18.0          -               -           9.5          -           -
----------------------------------------------------------------------------------------------------------------------------------
Total exchange-traded products                               294.0        2.3             2.6         252.5        1.4         2.0
----------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps,
 floors and forward rate agreements:
   Swaps                                                   2,080.7                                  2,567.7
   Swap options written                                       73.7                                     60.1
   Swap options purchased                                     60.3                                     52.7
   Caps, floors and forward rate agreements                  163.9                                    181.9
----------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps, floors and
  forward rate agreements (b)                              2,378.6        9.2             7.9       2,862.4       11.9         9.4
----------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
   Options and warrants on equities and equity indices       107.5        2.1             5.0          73.5        1.1         2.4
   Options and forward contracts on fixed-income
     securities                                              506.0         .8              .5         628.7         .8          .4
   Foreign exchange contracts and options (b)                126.7         .7              .8          58.7         .5          .5
   Commodity contracts                                         8.2         .1              .1           9.2         .1          .1
----------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                          $   3,421.0     $ 15.2      $     16.9    $  3,885.0     $ 15.8    $   14.8
==================================================================================================================================

(a) Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $13.9 billion and $5.0 billion at September 30, 2003, respectively, and $14.3 billion and $4.1 billion at December 31, 2002, respectively.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.     SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

Dollars in millions                                         Three Months                       Nine Months
Period ended September 30,                            2003              2002             2003               2002
------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense:
   Investment Services                              $   1,986        $    1,609        $   6,733        $    5,879
   Private Client Services                              1,470             1,411            4,210             4,440
   Asset Management                                       274               281              763               888
------------------------------------------------------------------------------------------------------------------
Total                                               $   3,730        $    3,301        $  11,706        $   11,207
==================================================================================================================
Total non-interest expenses:
    Investment Services                             $   1,342        $    1,174        $   4,564        $    4,197
    Private Client Services                             1,162             1,128            3,383             3,479
    Asset Management                                      157               151              446               492
------------------------------------------------------------------------------------------------------------------
Total                                               $   2,661        $    2,453        $   8,393        $    8,168
==================================================================================================================
Net income:
   Investment Services                              $     402        $      272        $   1,349        $    1,054
   Private Client Services                                189               179              508               608
   Asset Management                                        72                78              195               215
------------------------------------------------------------------------------------------------------------------
Total                                               $     663        $      529        $   2,052        $    1,877
==================================================================================================================

Total assets of the Investment Services, Private Client Services and Asset Management segments were $328.4 billion, $12.5 billion and $1.7 billion, respectively, at September 30, 2003 and $278.5 billion, $11.9 billion and $1.6 billion, respectively, at December 31, 2002. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6.     LEGAL PROCEEDINGS

During the third quarter of 2003, the Company, through Citigroup, resolved certain Enron-related investigations that were conducted by the SEC, the bank regulators, and the Manhattan District Attorney. With regard to Enron, the Company made payments totaling $25.35 million. Those payments and payments for the retrospective portions of the settlements of the global research settlement announced last April are covered by the reserves previously established toward the anticipated cost of resolving these regulatory inquiries as well as associated litigation matters. These remaining matters continue to be at early stages and therefore reserves may be subject to further revision.

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

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the accompanying condensed consolidated statement of financial condition as of September 30, 2003 related to these indemnifications.

In addition, the Company is a member of or shareholder in numerous value transfer networks ("VTNs") (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligation as a shareholder or member of VTN

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, there are no amounts reflected on the accompanying condensed consolidated statement of financial condition as of September 30, 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

Derivative instruments which include guarantees are credit default swaps, total return swaps, written foreign exchange options, written put options, written equity warrants, and written caps and floors. At September 30, 2003, the carrying amount of the liabilities related to these derivatives was $947 million.

The maximum potential loss represents the amounts that could be lost under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and greatly exceed anticipated losses. At September 30, 2003, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $50.2 billion, of which $5.3 billion expire within one year and $44.9 billion expire after one year. At September 30, 2003, the maximum potential loss at fair value related to derivative guarantees other than credit default swaps and total rate of return swaps amounted to $2.2 billion.

Guarantees to joint ventures and other third parties primarily include guarantees of their debt obligations. At September 30, 2003, the amount and the maximum potential loss related to these joint venture and other third party guarantees were $566 million, of which $412 million expires within one year and $154 million expires after one year. Securities and other marketable assets held as collateral to reimburse losses under other third party guarantees amounted to $47 million at September 30, 2003.

Guarantees of collection of contractual cash flows protect investors in securitization trusts from loss of principal and interest relating to insufficient collections on the underlying receivables in the trust. At September 30, 2003, the amount and the maximum potential loss related to guarantees of collection of contractual cash flows were $24 million.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

SETTLEMENT OF CERTAIN LEGAL AND REGULATORY MATTERS

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. Citigroup has made full payment to the SEC. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have submitted plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED. Citigroup has made full payment to the Manhattan District Attorney's Office. The Company and certain other Citigroup subsidiaries had previously established reserves for the cost of these settlements.

RESULTS OF OPERATIONS

For the three months ended September 30, 2003 (the "2003 Quarter"), the Company recorded net income of $663 million compared to $529 million for the three months ended September 30, 2002 (the "2002 Quarter"). Revenues, net of interest expense, were $3,730 million in the 2003 Quarter compared to $3,301 million in the 2002 Quarter. Principal transactions revenues increased significantly to $383 million in the 2003 Quarter compared to a loss of $35 million in the 2002 Quarter primarily as the result of an increase in fixed income trading. Investment banking revenues increased in the 2003 Quarter to $792 million as the result of increases in high yield and high grade debt underwritings, partially offset by declines in public finance underwriting and private placement and public financing fees. Commission revenues and asset management and administration fees were essentially unchanged in the 2003 Quarter as compared to the 2002 Quarter. Net interest and dividends increased to $676 million in the 2003 Quarter primarily as a result of reduced financing costs for European equity trading, offset partially by reduced dividend income. Total non-interest expenses increased 8% in the 2003 Quarter to $2,661 million as a result of increased compensation and benefits expense.

For the nine months ended September 30, 2003 (the "2003 Period"), the Company recorded net income of $2,052 million compared to $1,877 million for the nine months ended September 30, 2002 (the "2002 Period"). Revenues, net of interest expense, were $11,706 million in the 2003 Period compared to $11,207 million in the 2002 Period. Principal transactions revenues increased significantly to $1,624 million in the 2003 Period compared to $628 million in the 2002 Period primarily as the result of an increase in fixed income trading. Commission revenues decreased to $2,733 million primarily as a result of a decrease in listed commissions. Asset management and administration fees decreased 11% primarily as a result of market weakness and declines in asset-based fee revenue along with lower transactional volumes. Net interest and dividends of $2,072 million in the 2003 Period was essentially unchanged compared to the 2002 Period. Total non-interest expenses in the

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

2003 Period increased to $8,393 million as a result of increased compensation and benefits expense and professional services expense, offset partially by a decline in advertising and market development expense.

In the 2002 Period, the Company recorded a cumulative after-tax loss of $24 million (net of tax benefit of $16 million) which related to the adoption of Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Following is a discussion of the results of operations of the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

INVESTMENT SERVICES

Dollars in millions                                           Three Months                Nine Months
Period Ended September 30,                               2003             2002        2003         2002
---------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                      $  1,986         $ 1,609     $ 6,733      $  5,879
---------------------------------------------------------------------------------------------------------
Total non-interest expense                                1,342           1,174       4,564         4,197
---------------------------------------------------------------------------------------------------------
Income before income taxes                                  644             435       2,169         1,682

Provision for income taxes                                  242             163         820           628
---------------------------------------------------------------------------------------------------------
Net income                                             $    402         $   272     $ 1,349      $  1,054
=========================================================================================================

The Company's Investment Services segment recorded net income of $402 million in the 2003 Quarter and $1,349 million in the 2003 Period, compared to $272 million and $1,054 million in the 2002 Quarter and the 2002 Period, respectively.

Revenues, net of interest expense, increased 23% and 15% to $2.0 billion and $6.7 billion in the 2003 Quarter and the 2003 Period, respectively. Principal transactions revenues increased significantly in the 2003 Quarter and 2003 Period as a result of improved results in fixed income, municipal and commodities trading. Commission revenues decreased in the 2003 Quarter and the 2003 Period as a result of a decrease in listed commissions. Investment banking revenues increased in the 2003 Quarter as a result of an increase in high yield underwriting. In the 2003 Period, the increase was attributable to increased high yield and high grade debt underwriting, partially offset by a decline in equity underwriting. Included in investment banking revenues in the 2002 Period were fees from the Travelers Property Casualty Corp. initial public offering.

Total non-interest expenses increased to $1.3 billion and $4.6 billion in the 2003 Quarter and the 2003 Period, respectively, primarily due to an increase in compensation and benefits expense, partially offset by reduced floor brokerage and other production expenses.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

PRIVATE CLIENT SERVICES

Dollars in millions                                           Three Months                  Nine Months
Period Ended September 30,                               2003             2002        2003             2002
-------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                      $  1,470         $ 1,411     $   4,210        $  4,440
-------------------------------------------------------------------------------------------------------------
Total non-interest expense                                1,162           1,128         3,383           3,479
-------------------------------------------------------------------------------------------------------------
Income before income taxes                                  308             283           827             961

Provision for income taxes                                  119             104           319             353
-------------------------------------------------------------------------------------------------------------
Net income                                             $    189         $   179     $     508        $    608
=============================================================================================================

Private Client Services net income was $189 million in the 2003 Quarter, an increase of $10 million or 6% from the 2002 Quarter, primarily reflecting higher commissions due to increased customer trading activity and increased asset-based fee revenues reflecting higher client asset levels. These increases were partially offset by a decline in net interest revenue from securities-based lending, higher production-related compensation, advertising and marketing expenses, and legal expenses. Net income declined in the 2003 Period primarily due to lower asset-based fee revenue.

Revenues, net of interest expense, of $1,470 million in the 2003 Quarter increased 4% from the 2002 Quarter, reflecting increases in both transactional and fee-based revenues. Transactional revenues increased $43 million in the 2003 Quarter primarily reflecting higher customer activity. Fee-based revenues increased $16 million in the 2003 Quarter reflecting higher client asset levels. The decrease in the 2003 Period was primarily due to lower asset-based fee revenue along with lower transactional volumes.

Total assets under fee-based management were $192.1 billion as of September 30, 2003, up $40 billion or 26% from September 30, 2002, primarily due to an increase in market values and positive net flows. Total client assets, including assets under fee-based management, were $998 billion as of September 30, 2003, an increase of $148 billion or 17% compared to the prior-year period. This increase was principally due to market appreciation and positive net flows. Net flows were $5 billion in the 2003 Quarter, down $2 billion from the prior-year period.

Operating expenses of $1,162 million in the 2003 Quarter increased 3% from the 2002 Quarter primarily reflecting higher production-related compensation, higher advertising and marketing expenses and higher legal expenses. Operating expenses of $3,383 million in the 2003 Period declined 3% from the 2002 Period, primarily reflecting lower production-related compensation resulting from a decline in revenue combined with the impact of expense control initiatives.

Assets under fee-based management were as follows:

Dollars in billions
At September 30,                                         2003            2002
-------------------------------------------------------------------------------
Financial Consultant managed accounts                  $   64.3         $  49.5

Consulting Group and internally managed assets            127.8           102.6
-------------------------------------------------------------------------------
Total assets under fee-based management (1)            $  192.1         $ 152.1
-------------------------------------------------------------------------------

(1) Includes certain assets managed jointly with Citigroup Asset Management.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ASSET MANAGEMENT

Dollars in millions                                           Three Months           Nine Months
Period Ended September 30,                                  2003        2002       2003       2002
--------------------------------------------------------------------------------------------------
Revenues, net of interest expense                           $274        $281       $763       $888
--------------------------------------------------------------------------------------------------
Total non-interest expense                                   157         151        446        492
--------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
 effect of change in accounting principle                    117         130        317        396
--------------------------------------------------------------------------------------------------
Provision for income taxes                                    45          52        122        157
Cumulative effect of change in accounting
 principle (net of tax benefit of $16)                         -           -          -        (24)
--------------------------------------------------------------------------------------------------
Net income                                                  $ 72        $ 78       $195       $215
==================================================================================================

The Company's Asset Management segment revenues, net of interest expense, of $274 million and $763 million in the 2003 Quarter and 2003 Period, respectively, decreased $7 million or 2% from the 2002 Quarter and $125 million or 14% from the 2002 Period. The primary revenue for the Asset Management segment is asset management and administration fees, which decreased to $264 million and $742 million in the 2003 Quarter and 2003 Period, respectively, compared to $272 million in the 2002 Quarter and $859 million in the 2002 Period. The decrease in revenues in the 2003 Quarter and 2003 Period reflects the impact of weakness in global equity markets versus the prior year, reduced fee revenues and the impact of a decrease in U.S. retail money market funds, partially offset by positive market action in the 2003 Quarter and cumulative positive net flows in the 2003 Quarter and the 2003 Period. The reduced fee revenues primarily resulted from changes in product mix and revenue sharing arrangements with internal Citigroup distributors and a change in the presentation of certain fee sharing arrangements which decreased both revenues and expenses by $9 million and $29 million in the 2003 Quarter and 2003 Period, respectively.

Assets under management for the segment were $275.7 billion at September 30, 2003, compared to $245.6 billion at September 30, 2002. This increase is due to positive net flows and positive market action, which was partially offset by a decline of U.S. retail money market funds. The increase was also partially due to a transfer of certain institutional managed accounts of $3 billion from Citicorp, an affiliate.

Total non-interest expenses were $157 million and $446 million in the 2003 Quarter and 2003 Period, respectively, compared to $151 million and $492 million in the 2002 Quarter and 2002 Period, respectively. The increase in the 2003 Quarter is due to increased compensation and benefits expense and was partially offset by the change in the presentation of certain fee sharing arrangements. The decline in the 2003 Period primarily reflected continued expense management and a decline in incentive compensation.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Assets under fee-based management were as follows:

Dollars in billions
At September 30,                                                 2003          2002
------------------------------------------------------------------------------------
Money market funds                                             $   92.2      $  92.4

Mutual funds                                                       80.5         65.5

Managed accounts                                                   97.8         82.2

Unit investment trusts held in client accounts                      5.2          5.5
------------------------------------------------------------------------------------

Total Citigroup Asset Management                               $  275.7      $ 245.6
------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $343 billion at September 30, 2003, an increase from $292 billion at year-end 2002. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements and secured loans, is the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $213.4 billion at September 30, 2003. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $22.3 billion at September 30, 2003. On March 3, 2003, the Company redeemed for cash all of the mandatorily redeemable securities of SSBH Capital I, a wholly-owned subsidiary trust, at the redemption price of $25 per preferred security plus any accrued interest and unpaid distributions thereon.

The Company has a $4.85 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments under this facility terminate in May 2004. Any borrowings under this facility would mature in May 2006. The Company also has a $125 million committed uncollateralized 364-day facility with an unaffiliated bank that extends through May 2004, with any borrowings under this facility maturing in May 2005, and a $100 million 364-day collateralized facility that extends through December 2003. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate), and

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

compensates the banks for these facilities through facility fees. At September 30, 2003, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities of $1.7 billion with unaffiliated banks which were fully drawn at September 30, 2003. A bank can terminate its facility by giving the Company prior notice (generally one year). The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreement). At September 30, 2003, this requirement was exceeded by approximately $6.3 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes all of the Company's financial assets and liabilities which are marked to market at September 30, 2003 and December 31, 2002. The VAR relating to accrual portfolios has been excluded from this analysis.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RISK EXPOSURES                   September 30,   Third Quarter       Third Quarter      Third Quarter         December 31,
($ IN MILLIONS)                      2003        2003 Average          2003 High           2003 Low               2002
-------------------------------------------------------------------------------------------------------------------------
Interest rate                      $  70            $ 76                 $ 91              $  60                $  63

Equities                              26              17                   29                 12                   12

Commodities                            6               6                    8                  4                    5

Currency                               5               6                    9                  5                    4

Diversification Benefit              (32)            (28)                 N/A                N/A                  (18)
-------------------------------------------------------------------------------------------------------------------------
     Total*                        $  75            $ 77                 $ 93              $  65                $  66
=========================================================================================================================

* Includes diversification benefit.

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at September 30, 2003, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. The Company is in the middle of a large-scale, long-term process of calculating its VAR by a more robust methodology. Approximately 65% of the total portfolio is calculated under the new methodology, which simulates tens of thousands of market factors to measure VAR. The previous methodology simulated fewer market factors to measure VAR. VAR reflects the risk profile of the Company at September 30, 2003, and is not a predictor of future results.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under
Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.
On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

ADDITIONAL ACTIONS

Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGMI and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGMI and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGMI and other entities have filed against Enron.

RESEARCH

In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGMI and nine other investment banks. In addition, CGMI has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

Citigroup and/or CGMI are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER

On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.

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

On August 28, 2003, the Company filed a Current Report on Form 8-K, dated August 22, 2003, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Equity Linked Securities (ELKS) based upon the common stocks of five companies due August 30, 2004.

On September 22, 2003, the Company filed a Current Report on Form 8-K, dated September 22, 2003, filing as an exhibit under Item 7 thereof the Global Selling Agency Agreement relating to the offer and sale of the Company's Retail Medium-Term Notes, Series C.

On September 30, 2003, the Company filed a Current Report on Form 8-K, dated September 24, 2003, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7% Select Equity Indexed Notes based upon the Class A Special common stock of Comcast Corporation due September 29, 2005.

No other reports on Form 8-K were filed during the third quarter of 2003, however:

On October 20, 2003, the Company filed a Current Report on Form 8-K, dated October 20, 2003, reporting under Item 5 thereof the results of its operations for the three- and nine-month periods ended September 30, 2003 and 2002.

On November 5, 2003, the Company filed a Current Report on Form 8-K, dated October 28, 2003, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Enhanced Income Strategy Principal-Protected Notes with Income and Appreciation Potential Linked to the Dynamic Portfolio Index due November 4, 2008.

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

                                          CITIGROUP GLOBAL MARKETS HOLDINGS INC.
                                          (Registrant)

Date: November 13, 2003                   By: /s/ Robert Druskin
                                              -------------------------------
                                          Robert Druskin
                                          President and Chief Executive Officer

                                          By: /s/ John C. Morris
                                              -------------------------------
                                          John C. Morris
                                          Chief Financial Officer