Form 10-K
period 2003-12-31
CITIGROUP GLOBAL MARKETS HOLDINGS INC
filed 2004-03-17
CIK 200245

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ________________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______
                                ________________

                         COMMISSION FILE NUMBER 1-15286
                                ________________

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEW YORK                                   11-2418067
(STATE OR OTHER JURISDICTION OF INCORPORATION   (I.R.S. EMPLOYER IDENTIFICATION
             OR ORGANIZATION)                                   NO.)

                 388 GREENWICH STREET, NEW YORK, NEW YORK 10013
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (212) 816-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                ________________

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2). YES [ ] NO [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

AVAILABLE ON THE WEB @ WWW.CITIGROUP.COM

                           [COVER PAGE 1 OF 3 PAGES.]

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                      TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
                      -------------------                              -----------------------------------------
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

                           [COVER PAGE 2 OF 3 PAGES.]

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

    STOCK MARKET UPTURN NOTES (SM) BASED UPON THE DOW JONES                      AMERICAN STOCK EXCHANGE
                INDUSTRIAL AVERAGE (SM) DUE 2005

    STOCK MARKET UPTURN NOTES (SM) LINKED TO THE NASDAQ-100                      AMERICAN STOCK EXCHANGE
                      INDEX(R) DUE 2006

SELECT EQUITY INDEXED NOTES (SM) BASED UPON THE COMMON STOCK OF                  AMERICAN STOCK EXCHANGE
                  INTEL CORPORATION DUE 2005

   EQUITY LINKED SECURITIES (ELKS (SM)) BASED UPON THE COMMON                    AMERICAN STOCK EXCHANGE
 STOCKS OF AMERICAN INTERNATIONAL GROUP, INC., DELL COMPUTER
 CORPORATION, E.I. DU PONT DE NEMOURS AND COMPANY, MCDONALD'S
        CORPORATION AND WAL-MART STORES, INC. DUE 2004

SELECT EQUITY INDEXED NOTES (SM) BASED UPON THE COMMON STOCK OF                  AMERICAN STOCK EXCHANGE
           TEXAS INSTRUMENTS INCORPORATED DUE 2005

   EQUITY LINKED SECURITIES (ELKS (SM)) BASED UPON THE COMMON                    AMERICAN STOCK EXCHANGE
 STOCKS OF APPLIED MATERIALS, INC., GENERAL ELECTRIC COMPANY,
THE HOME DEPOT, INC., J.P. MORGAN CHASE & CO. AND PFIZER INC.
                           DUE 2004

SELECT EQUITY INDEXED NOTES (SM) BASED UPON THE CLASS A SPECIAL                  AMERICAN STOCK EXCHANGE
         COMMON STOCK OF COMCAST CORPORATION DUE 2005

   EQUITY LINKED SECURITIES (ELKS (SM)) BASED UPON THE COMMON                    AMERICAN STOCK EXCHANGE
  STOCKS OF CISCO SYSTEMS, INC., KOHL'S CORPORATION, MERCK &
  CO., INC., THE COCA-COLA COMPANY AND WELLS FARGO & COMPANY
                           DUE 2004

  TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                    AMERICAN STOCK EXCHANGE
  SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF TIME
                         WARNER INC.

 7.5% MEDIUM-TERM EQUITY LINKED SECURITIES (ELKS (SM)) BASED ON                  AMERICAN STOCK EXCHANGE
     THE COMMON STOCK OF HEWLETT-PACKARD COMPANY DUE 2005

SELECT EQUITY INDEXED NOTES (SM) BASED UPON THE COMMON STOCK OF                  AMERICAN STOCK EXCHANGE
               APPLIED MATERIALS, INC. DUE 2006

  TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF                    AMERICAN STOCK EXCHANGE
  SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF CISCO
                        SYSTEMS, INC.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                           [COVER PAGE 3 OF 3 PAGES.]

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                                                      PAGE
-----------                                                                                                      ----'
         PART I

 1.      Business.............................................................................................     1
 2.      Properties...........................................................................................    10
 3.      Legal Proceedings....................................................................................    10
 4.      Omitted Pursuant to General Instruction I

         PART II

 5.      Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity
         Securities...........................................................................................    15
 6.      Omitted Pursuant to General Instruction I
 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations................    16
 7A.     Quantitative and Qualitative Disclosures About Market Risk...........................................    44
 8.      Financial Statements And Supplementary Data..........................................................    44
 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................    44
 9A.     Controls and Procedures..............................................................................    44

         PART III

 10-13.  Omitted Pursuant to General Instruction I
 14.     Principal Accountant Fees and Services...............................................................    45

         PART IV

 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................    47
         Exhibit Index........................................................................................    48
         Signatures...........................................................................................    49
         Index to Consolidated Financial Statements and Schedules.............................................   F-1

                                     PART I

ITEM 1. BUSINESS.

Citigroup Global Markets Holdings Inc. (formerly Salomon Smith Barney Holdings Inc.) ("CGMHI"), operating through its subsidiaries, engages in full-service investment banking and securities brokerage business. As used in this Form 10-K, "Citigroup Global Markets" and the "Company" refer generally to CGMHI and its consolidated subsidiaries, and where the context requires refer to specific subsidiaries. Citigroup Global Markets provides a full range of financial advisory, research and capital raising services to corporations, governments and individuals. Citigroup Global Markets operates in three business segments: (i) Investment Services, (ii) Private Client Services and (iii) Asset Management, and through these business segments, the Company provides investment banking, securities and commodities trading, capital raising, asset management, advisory, research, brokerage and other financial services to its customers, and executes proprietary trading strategies on its own behalf.

Citigroup Inc. ("Citigroup"), CGMHI's parent, is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Private Client Services, Global Investment Management, and Proprietary Investment Activities business segments. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

The principal offices of CGMHI are located at 388 Greenwich Street, New York, New York 10013, telephone number (212) 816-6000. CGMHI was incorporated in New York in 1977 and is the successor to Salomon Smith Barney Holdings Inc., a Delaware corporation, following a statutory merger effective on July 1, 1999, for the purpose of changing its state of incorporation. On April 7, 2003, CGMHI filed a Restated Certificate of Incorporation in the State of New York changing its name from Salomon Smith Barney Holdings Inc. to Citigroup Global Markets Holdings Inc.

                               INVESTMENT SERVICES

INVESTMENT BANKING AND TRADING

The Company's global investment banking services encompass a full range of capital market activities, including the underwriting and distribution of debt and equity securities for United States and foreign corporations and for state, local and other governmental and government sponsored authorities. Citigroup Global Markets frequently acts as an underwriter or private placement agent in corporate and public securities offerings and provides alternative financing options. It also provides financial advice to investment banking clients on a wide variety of transactions including mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings and a variety of cross-border transactions.

Citigroup Global Markets executes securities and commodity futures brokerage transactions on all major United States securities and futures exchanges and major international exchanges on behalf of customers and for its own account. Citigroup

Global Markets' significant capital base and extensive distribution capabilities also enable it to provide liquidity to investors across a broad range of markets and financial instruments, and to execute capital-intensive transactions on behalf of its customers and for its own account. It executes transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in approximately 870 equity securities traded on the NASDAQ system. Additionally, Citigroup Global Markets makes markets in convertible and preferred stocks, warrants and other equity securities.

The Company also engages in principal transactions in fixed income securities, and it is a major dealer in government securities in New York, London, Frankfurt and Tokyo. Citigroup Global Markets makes inter-dealer markets and trades as principal in corporate debt and equity securities, including those of United States and foreign corporate issuers, United States and foreign government and agency securities, mortgage-related securities, whole loans, municipal and other tax-exempt securities, commercial paper and other money market instruments as well as emerging market debt securities and foreign exchange. It also enters into repurchase and reverse repurchase agreements to provide financing for itself and its customers, and engages in securities lending and borrowing transactions.

Citigroup Global Markets is a major participant in the over-the-counter ("OTC") market for derivative instruments involving a wide range of products, including interest rate, equity, currency, and commodity swaps, caps and floors, options, warrants, and other derivative products. It also creates and sells various types of structured securities. Citigroup Global Markets' ability to execute transactions is enhanced by its established presence in international capital markets, its use of information technology and quantitative risk management tools, its research capabilities, and its knowledge and experience in various derivative markets.

Citigroup Global Markets also trades for its own account in various markets throughout the world, and uses many different strategies involving a broad spectrum of financial instruments and derivative products. Historically, these trading strategies have primarily involved the fixed income securities of the G-7 countries, but they also involve the trading of fixed income securities globally (including emerging markets) as well as currencies and equities. Because these trading strategies are often designed with time horizons of one year or more, profits or losses reported in interim periods can be volatile and may not reflect the ultimate success or failure of these strategies. For a discussion of certain of the risks involved in CGMHI's securities trading and investment activities, and its strategies to manage these risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TRUST SERVICES

Certain subsidiaries of Citigroup are chartered as trust companies and provide a full range of fiduciary services with a particular emphasis on personal trust services. Another Citigroup subsidiary offers a broad range of trustee services for qualified retirement plans, with particular emphasis on the 401(k) plan market. Each of these trust companies is subject to supervision by either federal or state banking authorities, as appropriate, based upon the jurisdiction in which such trust company is chartered, and uses the distribution network of Citigroup Global Markets to market its services. Citigroup Global Markets provides certain advisory and support services to the trust companies and receives fees for such services. Certain subsidiaries of CGMHI also operate a private trust services business that is licensed as a bank and trust company in the Cayman Islands.

PHIBRO

Phibro conducts a global proprietary commodities trading and dealer business through its offices in Westport (Connecticut), London and Singapore. Commodities traded include crude oil, refined oil products, natural gas, metals and various soft commodities. Phibro makes extensive use of futures markets and is a participant in the OTC physical and derivatives markets. Its principal competitors are major integrated oil companies, other commodity trading companies, certain investment banks, utility companies and other financial institutions.

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

                             PRIVATE CLIENT SERVICES

Private Client Services provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations primarily through a network of more than 12,200 Smith Barney Financial Consultants in more than 500 offices worldwide. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

A significant portion of Private Client Services revenue is generated from fees earned by managing client assets as well as commissions earned as a broker for its clients in the purchase and sale of securities. Additionally, Private Client Services generates net interest revenue by financing customers' securities transactions and other borrowing needs through securities-based lending. Private Client Services also receives commissions and other sales and service revenues through the sale of proprietary and third-party mutual funds. As part of Private Client Services, Global Equity Research produces equity research to serve both institutional and individual investor clients. The majority of expenses for Global Equity Research are allocated to the Global Equities business and Private Client Services businesses.

                                ASSET MANAGEMENT

The portion of Citigroup's Asset Management segment housed within CGMHI is comprised primarily of two asset management business platforms: Salomon Brothers Asset Management and Smith Barney Asset Management (the "Asset Management Group"). These platforms offer a broad range of asset management products and services from global investment centers, including mutual funds, closed-end funds and managed accounts. In addition, the Asset Management Group offers a broad range of unit investment trusts.

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

The Company receives ongoing fees, generally stated as a percentage of the client's assets, from asset management clients. At December 31, 2003 client assets under management were approximately $303.6 billion, as compared to approximately $256.6 billion at December 31, 2002 and approximately $273.1 billion at December 31, 2001. These amounts include separately managed accounts with assets of approximately $114.4 billion at December 31, 2003, approximately $85.6 billion at December 31, 2002 and approximately $93.6 billion at December 31, 2001.

The following table shows the aggregate assets in, and number of, investment companies managed by the Asset Management Group at December 31st for each of the last three years.

                     INVESTMENT COMPANY ASSETS UNDER MANAGEMENT
                                    DECEMBER 31,
                  ------------------------------------------------
                       2003            2002             2001
                  --------------  ---------------  ---------------
                                 (Dollars in billions)
                  NO. OF          NO. OF           NO. OF
                  FUNDS   ASSETS  FUNDS    ASSETS  FUNDS    ASSETS
                  ------  ------  ------  -------  ------  -------
Money market        35    $ 93.9    29    $  97.0    32    $  97.7
Mutual funds       173      73.8   171       56.5   156       62.4
Annuity funds       36       7.6    36        6.0    37        6.7
Closed-end funds    22       8.3    20        6.2    21        6.2
                   ---    ------   ---    -------   ---    -------
         Total     266    $183.6   256    $ 165.7   246    $ 173.0
                   ===    ======   ===    =======   ===    =======

At December 31, 2003, the Asset Management Group managed 208 mutual funds (open-end investment companies), including taxable and tax-exempt money market funds, equity funds, and taxable and tax-exempt fixed income funds sold primarily through Smith Barney Financial Consultants, the sales force of Primerica Financial Services, an affiliate of CGMHI, and other affiliates of CGMHI. In addition, certain of the funds are sold through a variety of other national and regional brokerage firms pursuant to dealer agreements. Of the mutual funds managed by the Asset Management Group, 57 are domiciled outside the United States and are offered to non-resident aliens through Citigroup Global Markets and other financial intermediaries. In addition, at December 31, 2003, the Asset Management Group managed 36 mutual fund portfolios serving as funding vehicles for variable annuity contracts, including certain variable annuities and other individual products of the Travelers Life and Annuity unit of Citigroup, which are sold by Smith Barney Financial Consultants. The Asset Management Group also serves as the primary investment manager to 22 closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. At December 31, 2003, the Asset Management Group managed approximately $8.3 billion of closed-end investment company assets.

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

The Asset Management Group also sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by the Asset Management Group; other trusts are jointly sponsored through a syndicate of major broker-dealers of which Citigroup Global Markets is a member. At December 31, 2003, outstanding unit trust assets held by Citigroup Global Markets' clients were approximately $5.6 billion, as compared to approximately $5.3 billion at December 31, 2002 and approximately $6.9 billion at December 31, 2001.

                                OTHER INFORMATION

OPERATIONS BY GEOGRAPHIC AREA

For a summary of the Company's operations by geographic area, see Note 5 to the consolidated financial statements.

DERIVATIVES AND RISK MANAGEMENT

Derivative instruments are contractual commitments or payment exchange agreements between counterparties that "derive" their value from some underlying asset, index, interest rate or exchange rate. Citigroup Global Markets enters into various financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward currency contracts, option contracts and warrants. Derivatives activities, like Company's other ongoing business activities, give rise to market, credit and operational risks, although the Company also uses derivative instruments to manage these risks in its other businesses. For a more complete discussion of Citigroup Global Markets' use of derivative financial instruments and certain of the related risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4, 7, 12, 14, 15 and 17 to the consolidated financial statements.

COMPETITION

The businesses in which Citigroup Global Markets is engaged are highly competitive. The principal factors affecting competition in the investment banking and brokerage industry are the quality and ability of professional personnel and the relative prices of services and products offered. In addition to competition from other investment banking firms, both domestic and international, and securities brokerage companies and discount and on-line securities brokerage operations, including regional firms in the United States, there has been increasing competition from other sources, such as commercial banks, insurance companies and other major companies that have entered the investment banking and securities brokerage industry, in many cases through acquisitions. Certain of those competitors may have greater capital and other resources than CGMHI. Competitors of the mutual funds and asset management groups include a large number of mutual fund management and sales companies, asset management firms, banks and insurance companies. Competition in mutual fund sales and investment management is based on a variety of factors, including investment performance, service to clients and product design.

REGULATION

Certain of CGMHI's subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate. Some subsidiaries are registered as broker-dealers and as investment advisers with the U.S. Securities and Exchange Commission (the "SEC") and as futures commission merchants and as commodity pool operators with the Commodity Futures Trading

Commission ("CFTC"). Certain of CGMHI's subsidiaries are also members of the New York Stock Exchange, Inc. (the "NYSE") and other principal United States securities exchanges, as well as the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"), a not-for-profit membership corporation designated as a registered futures association by the CFTC. CGMHI's primary U.S. broker-dealer subsidiary, Citigroup Global Markets Inc. ("CGMI"), is registered as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico, Taiwan and Guam. CGMI is also a primary dealer in U.S. Treasury securities and a member of the principal United States futures exchanges. CGMI is subject to extensive regulation, including minimum capital requirements, which are promulgated and enforced by, among others, the SEC, the CFTC, the NFA, the NASD, the NYSE, various other self-regulatory organizations of which CGMI is a member and the securities administrators of the 50 states, the District of Columbia, Puerto Rico and Guam. The SEC and the CFTC also require certain registered broker-dealers (including CGMI) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

CGMHI's operations abroad are conducted through various subsidiaries and affiliates, principally Citigroup Global Markets Limited in London and Nikko Citigroup Limited (a joint venture formed in February 1999, between the Company (49%) and The Nikko Securities Co., Ltd (51%)) in Tokyo. Its activities in the United Kingdom, which include investment banking, trading, brokerage and asset management services, are subject to the Financial Services and Markets Act 2000, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Securities and Futures Authority and the Investment Management Regulatory Organisation. Nikko Citigroup Limited is a registered foreign securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to non-Japanese securities firms and are regulated principally by the Financial Services Agency. These and other subsidiaries of CGMHI are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Citigroup Global Markets' other offices are also subject to the jurisdiction of local financial services regulatory authorities.

In connection with the mutual funds business, CGMHI and its subsidiaries must comply with regulations of a number of regulatory agencies and organizations, including the SEC, the NASD and regulatory agencies in several foreign countries. CGMHI is the direct or indirect parent of investment advisers registered and regulated under the Investment Advisers Act of 1940. Such investment advisers are subject to the Investment Company Act of 1940 in advising mutual funds registered under such Act. Under these Acts, the advisory contracts between CGMHI's registered investment adviser subsidiaries and the registered mutual funds they serve ("Registered Funds") would automatically terminate upon an assignment of such contracts by the investment adviser. Such an assignment would be presumed to have occurred if any party were to acquire more than 25% of Citigroup's voting securities. In that event, consent to the assignment from the shareholders of the Registered Funds involved would be needed for the advisory relationships to continue. In addition, CGMHI's affiliates, including its registered investment adviser subsidiaries, and the Registered Funds are subject to certain restrictions in their dealings with each other. For example, CGMI may act as broker to a Registered Fund in a transaction involving an exchange-traded security only when that fund maintains procedures that govern, among other things, the execution price of the transaction and the commissions paid; it may not, however, conduct principal transactions with a Registered Fund. Further, a Registered Fund may acquire securities during the existence of an underwriting where CGMI is a principal underwriter only in certain limited situations.

CGMI is a member of the Securities Investor Protection Corporation ("SIPC"), which, in the event of liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. To supplement the SIPC coverage, CGMI has purchased additional protection, subject to a $150,000,000 per customer loss limit ($900,000 of which may be in cash) and an aggregate loss limit of $600,000,000.

CAPITAL REQUIREMENTS

As a registered broker-dealer, CGMI is subject to the SEC's net capital rule, Rule 15c3-1 (the "Net Capital Rule"), promulgated under the Exchange Act. CGMI computes net capital under the alternative method of the Net Capital Rule, which requires the maintenance of minimum net capital, as defined. A member of the NYSE may be required to reduce its business if its net capital is less than 4% of aggregate debit balances (as defined) and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of such aggregate debit balances.

The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of that broker-dealer's designated examining authority (in the case of CGMI, the NYSE) in certain circumstances, including when net capital after the withdrawal would be less than (i) 120% of the minimum net capital required by the Net Capital Rule, or (ii) 25% of the broker-dealer's securities position "haircuts," i.e., deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition. In addition, the Net Capital Rule requires broker-dealers to notify the SEC and the appropriate self-regulatory organization two business days before a withdrawal of excess net capital if the withdrawal would exceed the greater of $500,000 or 30% of the broker-dealer's excess net capital, and two business days after a withdrawal that exceeds the greater of $500,000 or 20% of excess net capital. Finally, the Net Capital Rule authorizes the SEC to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the SEC believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers.

Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict CGMHI's ability to withdraw capital from its broker-dealer subsidiaries, which in turn could limit CGMHI's ability to pay dividends and make payments on its debt.

At December 31, 2003, CGMI had net capital, computed in accordance with the Net Capital Rule, of $4.4 billion, which exceeded the minimum net capital requirement by $4.0 billion. For further discussion of capital requirements related to the Company's principal regulated subsidiaries, see Note 9 to the consolidated financial statements.

GENERAL BUSINESS FACTORS

In the judgment of the Company, no material part of the business of CGMHI and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on CGMHI, and no one customer or group of affiliated customers accounts for as much as 10% of CGMHI's consolidated revenues.

At December 31, 2003, CGMHI had approximately 37,000 full-time and 2,000 part-time employees.

SOURCE OF FUNDS

For a discussion of CGMHI's sources of funds and maturities of the long-term debt of CGMHI and its subsidiaries, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Notes 6 and 7 to the consolidated financial statements.

TAXATION

For a discussion of tax matters affecting CGMHI and its operations, see Note 11 to the consolidated financial statements.

CODE OF ETHICS

CGMHI has adopted a code of ethics for financial professionals which applies to CGMHI's principal executive officer, principal financial officer and principal accounting officer. The code of ethics for financial professionals is listed on the Exhibit Index to this Form 10-K.

ITEM 2. PROPERTIES.

CGMHI's principal executive offices are located at 388 Greenwich Street, New York, New York. The Company owns two buildings located at 388 and 390 Greenwich Street, New York, totaling approximately 2,300,000 square feet.

Most of the Company's other offices are located in leased premises, the leases for which expire at various times. CGMHI believes that these facilities are adequate for the purposes for which they are used and are well maintained. For further information concerning leases, see Note 8 to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS.

SETTLEMENT OF CERTAIN LEGAL AND REGULATORY MATTERS

On April 28, 2003, Citigroup Global Markets Inc. ("CGMI") (formerly known as Salomon Smith Barney Inc.) announced final agreements with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGMI and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGMI in connection with the Research Settlement. In May 2003, the NYSE advised CGMI that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGMI has entered into separate settlement agreements with 48 states and various U.S. territories and is in settlement negotiations with the remaining 2 states.

ENRON CORP.

In April 2002, Citigroup Inc. ("Citigroup") was named as a defendant along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup's motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003. Plaintiffs filed a motion for class certification in May 2003. Discovery is proceeding pending the Court's decision on class certification.

Additional actions have been filed against Citigroup and certain of its affiliates, including CGMI, along with other parties, including (i) actions brought by a number of pension and benefit plans, investment funds, mutual funds, and other individual and institutional investors in connection with the purchase of Enron and Enron-related equity and debt securities, alleging violations of various state and federal securities laws, state unfair competition statutes, common law fraud, misrepresentation, unjust enrichment, breach of fiduciary duty, conspiracy, and other violations of state law; (ii) an action by banks that participated in two Enron revolving credit facilities, originally alleging fraud, gross negligence, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; the Court granted Citigroup's motion to dismiss with respect to all claims except for certain claims of aiding and abetting and civil conspiracy; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) a putative class action brought by clients of CGMI in connection with research reports concerning Enron, alleging breach of contract;
(vi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; (vii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (viii) an action brought by purchasers in the secondary market of Enron bank debt, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty; (ix) an action brought by an investment company, alleging that Enron fraudulently induced it to enter into a commodity sales contract; (x) five adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, certain of its affiliates and other entities, and to disallow or to subordinate claims that Citigroup and other entities have filed against Enron; (xi) third-party actions brought by former Enron officers and directors, alleging violation of state securities and other laws and a right to contribution from Citigroup, in connection with claims under state securities and common law brought against the officers and directors and others; and (xii) a purported class action brought on behalf of Connecticut municipalities, alleging violation of state statutes, conspiracy to commit fraud, aiding and abetting a breach of fiduciary duty and unjust enrichment. Several of these cases have been consolidated or coordinated with the NEWBY action and are now generally inactive pending the Court's decision on the pending motion on class certification.

DYNEGY INC.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE:
DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGMI as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants.

WORLDCOM, INC.

Citigroup, CGMI and certain executive officers and current and former employees have been named as defendants -- along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors -- in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 (IN RE: WORLDCOM INC. SECURITIES LITIGATION). The class action complaint asserts claims against CGMI under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and
(ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. On May 19, 2003, the Court denied CGMI's motion to dismiss the consolidated class action complaint. On October 24, 2003, the Court granted the plaintiffs' motion for class certification. On December 31, 2003, the United States Court of Appeals for the Second Circuit granted CGMI's petition seeking leave for an interlocutory appeal of the class certification order. The District Court has scheduled trial to begin in January 2005.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy individual actions with the class action for pretrial proceedings. Certain individual plaintiffs have appealed the district court's order denying their motions to remand. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGMI's research reports concerning WorldCom and/or CGMI's role as an underwriter in WorldCom offerings.

Numerous other actions asserting claims against CGMI in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the class action.

GLOBAL CROSSING

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (IN RE: GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGMI, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under
(i) Sections 11, 12(a)(2) and 15 of the

Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGMI served as underwriter and in connection with certain transactions in which CGMI issued fairness opinions, and (ii)
Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the putative class action.

ADELPHIA COMMUNICATIONS CORPORATION

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia.

In addition, CGMI is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

MUTUAL FUNDS

In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the Securities and Exchange Commission and a United States Attorney into the arrangements under which we became the transfer agent for many of the mutual funds in the Smith Barney fund complex. We are cooperating fully with all such reviews.

RESEARCH

Since May 2002, Citigroup, CGMI and certain executive officers and current and former employees have been named as defendants in numerous putative class action complaints, individual actions, and arbitration demands by purchasers of various securities, alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of

1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including AT&T Corp., Winstar Communications, Inc., Rhythm NetConnections, Inc., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Qwest Communications International Inc. The putative class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its research reports on these companies are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the class and individual actions.

Three additional putative class actions are pending in federal courts against Citigroup and certain of its affiliates, including CGMI, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGMI. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. In all three of these actions, the Citigroup-related defendants have moved to dismiss the complaints. In two of these putative class actions, these motions were granted and appeals are now pending.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGMI requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGMI. Other parties to the Research Settlement have received similar subpoena and letters.

On June 23, 2003, the West Virginia Attorney General filed an action against CGMI and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties. CGMI and the other defendants have moved to dismiss the action.

OTHER

In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against CGMI in the Supreme Court of the State of New York, County of New York (MKP MASTER FUND, LDC ET AL. V. SALOMON SMITH BARNEY INC.). Plaintiffs allege that while acting as their prime broker CGMI breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, CGMI filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, CGMI amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike CGMI's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss CGMI's counterclaims based on indemnification and contribution. In July 2003, the court granted CGMI's motion for summary judgment and plaintiffs subsequently filed a notice of appeal.

In April 2002, consolidated amended complaints were filed against CGMI and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss. Also filed in the Southern District of New York against CGMI and other investment banks were several putative class actions that were consolidated into a single class action, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the Court granted CGMI's motion to dismiss the consolidated amended complaint in the antitrust case.

Additional lawsuits containing similar claims to those described above may be filed in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

All of the outstanding common stock of the Company is owned by Citigroup Inc.

ITEM 6. SELECTED FINANCIAL DATA.

Pursuant to General Instruction I of Form 10-K, the information required by Item 6 is omitted.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SETTLEMENT OF CERTAIN LEGAL AND REGULATORY MATTERS

On July 28, 2003, Citigroup entered into final settlement agreements with the Securities and Exchange Commission ("SEC"), the Office of the Comptroller of the Currency ("OCC"), the Federal Reserve Bank of New York and the Manhattan District Attorney's Office that resolve on a civil basis their investigations into Citigroup's structured finance work for Enron. Citigroup also announced that its settlement agreement with the SEC concludes that agency's investigations into certain Citigroup work with Dynegy. The agreements were reached by Citigroup (and, in the case of the agreement with the OCC, Citibank, N.A.) without admitting or denying any wrongdoing or liability, and the agreements do not establish wrongdoing or liability for the purpose of civil litigation or any other proceeding. The Company and certain other Citigroup subsidiaries have paid from previously established reserves an aggregate amount of $145.5 million in connection with these settlements.

On April 28, 2003, Salomon Smith Barney Inc., now named Citigroup Global Markets Inc. ("CGMI"), announced final agreements with the SEC, the National Association of Securities Dealers, the New York Stock Exchange, and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto
Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices ("the Research Settlement"). CGMI reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The Company has paid from previously established reserves an aggregate amount of $300 million and committed to spend an additional $75 million to provide independent third-party research at no charge to clients in connection with these settlements.

CHARGE FOR REGULATORY AND LEGAL MATTERS

During the 2002 fourth quarter, the Company recorded an $863 million after-tax charge related to the establishment of reserves for regulatory settlements and related civil litigation.

EVENTS OF SEPTEMBER 11, 2001

As a result of the September 11, 2001 terrorist attack, the Company experienced a disruption in business, as well as significant property loss. The Company and its parent, Citigroup, were insured against certain of these losses. The Company initially recorded insurance recoveries up to the net book value of the assets written off. These items were recorded in the consolidated statement of income in "Other operating and administrative expenses." The Company recorded a receivable of $199 million relating to these insurance recoveries in 2001. During 2002, additional

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

insurance recoveries were recorded when realized. Through December 31, 2003, the Company and its parent collected all of this balance.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies, as well as estimates made by management, are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. These policies include accounting for securitizations, the valuation of financial instruments and contractual commitments, and legal reserves. Additional information about these policies can be found in Note 1 to the consolidated financial statements.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 43.

SECURITIZATIONS

Securitization is a process by which a legal entity issues certain securities to investors, which securities pay a return based on the principal and interest cash flows from a pool of loans or other financial assets. The Company securitizes financial assets that it originated and/or purchased and also assists its clients in securitizing the clients' financial assets. The Company may provide administrative, underwriting, liquidity facilities and/or other services to the resulting securitization entities. See the Off-Balance Sheet Arrangements section of Management's Discussion and Analysis for additional information about our securitization programs.

There are two key accounting determinations that must be made relating to securitizations. In the case where the Company originated or previously owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer would be considered a sale under accounting principles generally accepted in the United States of America. This would result in the transferred assets being removed from the Company's consolidated statement of financial condition with a gain or loss recognized. Alternatively, the transfer would be considered a financing resulting in recognition of a liability in the Company's consolidated statement of financial condition. The second key determination to be made is whether the securitization entity should be consolidated by the Company and be included in the Company's consolidated financial statements or whether the entity is sufficiently independent that it does not need to be consolidated.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be considered a qualifying special purpose entity ("QSPE"), the securitization entity is not consolidated by the seller of the transferred assets. In January 2003, the Financial Accounting Standards Board ("FASB") issued a new interpretation on consolidation that was adopted by the Company on July 1, 2003. Under this interpretation, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), if the securitization entities other than QSPE's meet the definition of a variable interest entity ("VIE"), the Company must evaluate whether it is the primary beneficiary of the entity and, if so, must consolidate it. The entity would be considered a VIE if it requires additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. In December 2003, FASB issued a revised version of FIN 46 ("FIN 46-R"), which the Company will adopt in the first quarter of 2004. This revised interpretation may change certain of the consolidation determinations reached under FIN 46. Most of the Company's securitization transactions are structured to meet the criteria for sale accounting and non-consolidation.

The Company's securitization activities are conducted on behalf of our clients and to generate revenues for services provided to the special purpose entities ("SPEs"). The Company uses SPEs for securitizing mortgage-backed securities and clients' trade receivables, to create investment opportunities for clients through collateralized debt obligations ("CDOs"), and to meet other client needs through structured financing transactions. All the mortgage-backed securities transactions use QSPEs, as do certain CDOs and structured finance transactions. At December 31, 2003, the Company was involved with SPEs with assets of $709.2 billion, including SPEs with assets of $4.0 billion that were consolidated by the Company and QSPEs with assets amounting to $426 billion. This compares with December 31, 2002, where the Company was involved with SPEs with assets of $479.1 billion, including SPEs with assets of $3.0 billion that were consolidated by the Company and QSPEs with assets amounting to $247.4 billion.

Additional information on the Company's securitization activities can be found in Note 17 to the consolidated financial statements.

VALUATIONS OF FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS

Financial instruments and contractual commitments include fixed maturity and equity securities, commodities, derivatives and structured securities. The Company's policy is to carry its financial instruments and contractual commitments at market value, or when market prices are not readily available, fair value. For the substantial majority of our portfolios, fair values are determined based upon quoted prices or validated models with externally verifiable model inputs. Changes in the fair value of trading account assets and liabilities are recognized in earnings. Changing economic conditions - global, regional, or related to specific issuers or industries - could adversely affect these values.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

If available, quoted market prices are generally the best indication of value. If quoted market prices are not available for fixed maturity securities, equity securities, derivatives or commodities, the Company discounts the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. Alternatively, matrix or model pricing may be used to determine an appropriate fair value. It is the Company's policy that all models used to produce valuations for the published financial statements be validated by qualified personnel independent from those who created the models. The determination of market or fair value considers various factors, including time value and volatility factors, underlying options, warrants, and derivatives; price activity for equivalent synthetic instruments; counterparty credit quality; the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions; and derivative transaction maintenance costs during the period. For derivative transactions, trading profit at inception is recognized when the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The Company defers trade-date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction. Changes in assumptions could affect the fair value of financial instruments and contractual commitments.

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

For the Company's trading portfolios amounting to assets of $153.8 billion and $108.1 billion and liabilities of $74.6 billion and $61.7 billion at December 31, 2003 and 2002, respectively, fair values were verified in the following ways: externally verified via comparison to quoted market prices or third-party broker quotations; by using models that were validated by qualified personnel independent of the area that created the models and inputs that were verified by comparison to third party broker quotations or other third party sources; or by using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices. At December 31, 2003 and 2002, respectively, approximately 95% and 97% of the trading portfolios gross assets and liabilities were considered verified and approximately 5% and 3% were considered unverified. Of the unverified assets at December 31, 2003 and 2002, respectively, approximately 69% and 65% consists of cash products, where independent quotes were not available and/or alternative procedures were not feasible, and 31% and 35% consists of derivative products where either the model was not validated or the inputs were not verified due to lack of appropriate market quotations. Such values are actively reviewed by management.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

In determining the fair values of our securities portfolios, management also reviews the length of time trading positions have been held to identify aged inventory. During 2003, the average monthly aged inventory designated as available for immediate sale was approximately $5.3 billion compared to $4.2 billion in 2002. Inventory positions that are aged and whose values are unverified amounted to approximately $2.1 billion at both December 31, 2003 and 2002. The fair value of the aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available for immediate sale longer than 90 days. At December 31, 2003 and 2002, such valuation adjustments amounted to $64 million and $55 million, respectively.

LEGAL RESERVES

The Company is subject to legal, regulatory, and other proceedings and claims arising from conduct in the ordinary course of business. These proceedings include actions brought against the Company in its various roles, including acting as an underwriter, broker-dealer or investment adviser. Reserves are established for legal and regulatory claims based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in the Company's financial statements and SEC filings, management's view of the Company's exposure. The Company reviews outstanding claims with internal as well as external counsel to assess probability and estimates of loss. The risk of loss is reassessed as new information becomes available and reserves are adjusted, as appropriate. The actual cost of resolving a claim may be substantially higher than the amount of the recorded reserve. See Note 13 to the consolidated financial statements and the discussion of "Legal Proceedings" beginning on page 10.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 to the consolidated financial statements for a discussion of the future application of accounting standards.

RESULTS OF OPERATIONS

In 2003, the Company recorded net income of $2,893 million compared to $1,787 million and $2,627 million for the years ended December 31, 2002 and 2001, respectively. The increase in 2003 reflects an improvement in the financial markets during the year. During 2002, the Company recorded an after-tax charge for legal and regulatory settlements of $863 million which resulted in a decline in net income. Revenues, net of interest expense, were $15.7 billion in 2003 compared to $14.4 billion and $15.4 billion in 2002 and 2001, respectively.

In 2002, the Company recorded a cumulative after-tax loss of $24 million (net of tax benefit of $16 million) which related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Net income for 2001 was

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

reduced by a cumulative after tax loss of $1 million, which related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Principal transactions revenues contributed largely to the increase in revenue in 2003 due to an increase in fixed income trading. Investment banking revenues increased as a result of increases in high-grade debt and high yield underwriting, partially offset by a decrease in merger and acquisition fees. Included in investment banking revenues for 2002 were fees from the Travelers Property Casualty Corp. initial public offering. Commission revenues decreased in 2003 compared to 2002 due to lower over-the-counter ("OTC") commissions. Total non-interest expenses decreased 3% in 2003 compared to 2002. The decrease was primarily the result of a charge to earnings in 2002 relating to the establishment of reserves for the cost of the previously announced proposed settlement-in-principle with regulators and toward estimated costs of the private litigation related to the matters that were the subject of the settlement as well as the regulatory inquiries and private litigation related to Enron. The charge was included in "Other operating and administrative expenses" in the accompanying consolidated statement of income. The decrease was partially offset by an increase in compensation and benefits expense in 2003 reflecting increased revenues of the Company.

Principal transactions revenues contributed largely to the decline in revenue in 2002 compared to 2001 due to decreases in global equities and fixed income trading. For fixed income, the decline was more than offset by increased net interest revenue related to fixed income trading activities. Investment banking revenues decreased 13% compared to 2001 as a result of declines in high-grade debt underwriting and merger and acquisition fees, partially offset by an increase in equity underwriting. Commission revenues increased in 2002 compared to 2001 due to higher OTC commissions, offset to an extent by a decrease in listed commissions. Total non-interest expenses increased 2%, excluding the restructuring charge in 2002 compared to 2001. The increase was primarily the result of a charge to earnings relating to the establishment of reserves for the cost of the previously announced proposed settlement-in-principle with regulators and toward estimated costs of the private litigation related to the matters that were the subject of the settlement as well as the regulatory inquiries and private litigation related to Enron. The increase was partially offset by a decrease in compensation and benefits and savings realized from restructuring actions initiated in the first and second quarters of 2001.

Following is a discussion of the results of operations of the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

INVESTMENT SERVICES

Dollars in millions
For the year ended December 31,                           2003      2002      2001
-----------------------------------------------------------------------------------
Revenues, net of interest expense                        $8,862    $7,481    $8,209
-----------------------------------------------------------------------------------
Total non-interest expenses                               5,766     6,154     5,877
-----------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting principle               3,096     1,327     2,332
-----------------------------------------------------------------------------------
Provision for income taxes                                1,173       588       829
-----------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle (net of tax benefit of $1)                       -         -        (1)
-----------------------------------------------------------------------------------
Net income                                               $1,923    $  739    $1,502
===================================================================================

The Company's investment services segment recorded net income in 2003 of $1.92 billion compared to $739 million and $1.50 billion for the years ended December 31, 2002 and 2001, respectively. During 2002 and 2001, the segment recorded a restructuring credit of $9 million ($5 million net of tax) and a restructuring charge of $107 million ($64 million net of tax), respectively.

Revenues, net of interest expense, increased 18% to $8.9 billion in 2003 and decreased 9% to $7.5 billion in 2002. Following is a discussion of the significant changes to the segment's revenues. Principal transactions revenues increased significantly in 2003 as a result of an increase in global fixed income trading. In 2002, principal transactions revenue decreased significantly as the result of decreases in global equities and fixed income trading. For fixed income in 2002, the decline was more than offset by increased net interest revenue related to fixed income trading activities. For further information related to principal transactions revenues, see Note 4 to the consolidated financial statements. Investment banking revenues increased in 2003 compared to 2002 as a result of increases in high grade debt and high yield underwritings offset by declines in equity underwriting and merger and acquisition fees. In 2002, investment banking revenues declined compared to 2001 as a result of a decrease in high-grade debt underwritings and merger and acquisition fees. These decreases were partially offset by an increase in equity underwriting. Included in investment banking revenues in 2002 were fees from the Travelers Property Casualty Corp. initial public offering which occurred in the first quarter of 2002. Commission revenues were down in 2003, as compared to 2002, due to a decrease in listed commissions. Commission revenues increased in 2002, compared to 2001, as a result of an increase in OTC commissions.

Net interest and dividends increased in 2003 and 2002. In 2003, the increase primarily related to increased dividend income and widening spreads in equity financing. In 2002, the increase was due primarily to widening spreads in fixed income products, particularly mortgage-backed securities.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Total non-interest expenses, excluding restructuring-related items, decreased 6% in 2003 compared to 2002 primarily due to a charge related to the establishment of reserves in 2002 for the proposed settlement-in-principle with regulators and toward estimated costs of the private litigation related to the matters that were the subject of the settlement as well as the regulatory inquiries and private litigation related to Enron. Also contributing to the decrease were reduced communications, occupancy and equipment and floor brokerage and other production expenses. These decreases were partially offset by an increase in compensation and benefits expense reflecting increased revenues of the Company. In 2002, total non-interest expenses, excluding restructuring related items, increased 6% as a result of the establishment of reserves for the proposed settlement-in-principle with regulators and toward estimated costs of the private litigation related to the matters that were the subject of the settlement as well as the regulatory inquiries and private litigation related to Enron. This increase was partially offset by a decrease in compensation and benefit expense, reduced communications, occupancy and floor brokerage expense and savings from restructuring actions initiated during the first and second quarters of 2001. Also partially offsetting the increase in 2002 was the absence of goodwill and other indefinite-lived intangible amortization due to the adoption of SFAS 141 and SFAS 142. For further discussion of the restructuring-related items, net, see Note 2 to the consolidated financial statements.

PRIVATE CLIENT SERVICES

Dollars in millions
For the year ended December 31,                           2003             2002              2001
--------------------------------------------------------------------------------------------------
Revenues, net of interest expense                        $5,746           $5,768            $6,034
--------------------------------------------------------------------------------------------------
Total non-interest expenses                               4,552            4,536             4,677
--------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting principle               1,194            1,232             1,357
--------------------------------------------------------------------------------------------------
Provision for income taxes                                  460              459               492
--------------------------------------------------------------------------------------------------
Net income                                               $  734           $  773            $  865
==================================================================================================

Private Client Services net income was $734 million in 2003 compared to $773 million in 2002 and $865 million in 2001. Private Client Services net income decreased $39 million or 5% during 2003 primarily reflecting decreases in customer transaction volumes, net interest revenue on security-based lending and asset-based fee revenue. Net income of $773 million in 2002 decreased $92 million or 11% compared to 2001 primarily due to lower asset-based fee revenue, a decline in net interest revenue on securities-based lending and lower transaction volumes, which were partially offset by lower production-related compensation and the impact of continued expense control initiatives.

Revenues, net of interest expense, decreased $22 million in 2003 to $5.7 billion, primarily due to declines in fees from managed accounts, lower net interest revenue on security-based lending and lower customer transaction

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

volumes. Revenues, net of interest expense, decreased $266 million or 4% in 2002 to $5.8 billion, primarily due to declines in fees from managed accounts, lower net interest revenue on security-based lending and lower customer transaction volumes, partially offset by higher revenue from the bank deposit program.

Total assets under fee-based management were $208.8 billion, $157.8 billion and $185.0 billion as of December 31, 2003, 2002 and 2001, respectively (see table below for detail of Private Client Services assets under fee-based management). The increase in 2003 was primarily due to an increase in market values, while the decrease in 2002 resulted from decreased market values. Total client assets, including assets under fee-based management of $1,068 billion in 2003 increased $177 billion or 20% from $891 billion in 2002. The increase in 2003 primarily reflects market appreciation and net positive flows of $28 billion. Balances in Smith Barney's bank deposit program totaled $41 billion in 2003 which was essentially unchanged from 2002.

Operating expenses were essentially unchanged in 2003 compared to 2002 and decreased $141 million in 2002 compared to 2001. This decrease primarily reflects lower production-related compensation resulting from decreased revenues. The decrease for 2002, as compared to 2001, reflects a prior-year pre-tax restructuring-related charge of $9 million. For further information concerning the restructuring-related items, see Note 2 to the consolidated financial statements.

Assets under fee-based management were as follows:

Dollars in billions
At December 31,                                           2003        2002       2001
--------------------------------------------------------------------------------------
Financial Consultant managed accounts                    $ 71.7      $ 52.2     $ 58.6

Consulting Group and internally managed assets            137.1       105.6      126.4
--------------------------------------------------------------------------------------
Total assets under fee-based management (1)              $208.8      $157.8     $185.0
--------------------------------------------------------------------------------------

(1) Includes assets managed jointly with Citigroup Asset Management.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ASSET MANAGEMENT

Dollars in millions
For the year ended December 31,                     2003        2002        2001
---------------------------------------------------------------------------------
Revenues, net of interest expense                  $1,054      $1,157      $1,144
---------------------------------------------------------------------------------
Total non-interest expenses                           671         663         713
---------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting principle           383         494         431
---------------------------------------------------------------------------------
Provision for income taxes                            147         195         171
---------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle (net of tax benefit of $16)                -         (24)          -
---------------------------------------------------------------------------------
Net income                                         $  236      $  275      $  260
=================================================================================

The asset management segment revenues, net of interest expense, of $1.05 billion, $1.16 billion and $1.14 billion for the years ended 2003, 2002, and 2001, respectively, decreased $103 million or 9% from 2002 and increased $13 million or 1% from 2001. The primary revenue component for the asset management segment is asset management and administration fees, which were $1.02 billion in 2003, $1.12 billion in 2002 and $1.11 billion in 2001. The results for 2003 reflect the impact of weakness in global equity markets on average, reduced fee revenues and the impact of a decrease in U.S. retail money market funds. The reduced fee revenues primarily resulted from changes in product mix, revenue sharing arrangements with internal Citigroup distributors and a change in presentation of certain fee-sharing arrangements which decreased revenues and expenses by $41 million. Assets under management for the segment increased 18% in 2003 and decreased 6% in 2002 (see the table on the following page for details of assets under fee-based management).

Total non-interest expenses were $671 million in 2003 compared to $663 million in 2002 and $713 million in 2001. The 1% increase in 2003 is primarily due to the increase in variable expenses and higher expenses related to legal matters. The 7% decrease in 2002 was driven by the absence of goodwill/intangible amortization as a result of adopting SFAS 141 and SFAS 142, which offset the increase in variable expenses primarily relating to distribution fees. Included in total expenses in 2001 were restructuring charges of $1 million. For further information concerning the restructuring-related items, net, see Note 2 to the consolidated financial statements.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Assets under fee-based management were as follows:

Dollars in billions
At December 31,                                      2003      2002        2001
--------------------------------------------------------------------------------
Money market funds                                  $ 93.9    $ 97.0      $ 97.7
Mutual funds                                          89.7      68.7        74.9
Managed accounts                                     114.4      85.6        93.6
Unit investment trusts held in client accounts         5.6       5.3         6.9
--------------------------------------------------------------------------------
Total                                               $303.6    $256.6      $273.1
--------------------------------------------------------------------------------

OUTLOOK

The Company's business is significantly affected by the levels of activity in the securities markets, which, in turn, are influenced by the level and trend of interest rates, the general state of the global economy and the national and worldwide political environments, among other factors.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $361 billion at December 31, 2003, an increase from $292 billion at year-end 2002. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate significantly from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements, and secured loans are the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $234.5 billion at December 31, 2003. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $21.6 billion at December 31, 2003. On March 3, 2003, the Company redeemed for cash all of the mandatorily redeemable securities of SSBH Capital I, a wholly-owned subsidiary trust, at the redemption price of $25 per preferred security plus any accrued interest and unpaid distributions thereon.

The Company has a $4.85 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2004. Any borrowings under this facility would mature in

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

May 2006. The Company also has $1.88 billion in committed uncollateralized 364-day facilities with unaffiliated banks that extend through various dates in 2004, and a $100 million 364-day collateralized facilities that extend through December 2004. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for these facilities through facility fees. At December 31, 2003, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with unaffiliated banks. At December 31, 2003, the Company had drawn down the full $1.7 billion then available under these facilities. A bank can terminate its facility by giving the Company prior notice (generally one year). The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 2003, this requirement was exceeded by approximately $7.5 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

Unsecured term debt is a significant component of the Company's long-term capital. Term debt totaled $43.7 billion at December 31, 2003, compared with $32.3 billion at December 31, 2002. The Company utilizes interest rate swaps to convert the majority of its fixed rate term debt used to fund inventory-related working capital requirements into variable rate obligations. Term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts. At December 31, 2003, the average remaining maturity of the Company's term debt was 5.2 years, including pass-through entities whose debt of $1.6 billion matures in periods ranging from 2004 to 2097 and are required to be consolidated under accounting principles generally accepted in the United States of America. The average remaining maturity of the Company's term debt excluding these pass-through entities was 4.6 years at December 31, 2003. See Note 7 to the consolidated financial statements for additional information regarding term debt and an analysis of the impact of interest rate swaps on term debt.

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE, and often benefit from other enhancements, such as excess assets in the SPE, a liquidity facility, or credit insurance. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor's, Moody's Investors Service, or Fitch Ratings, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The cash proceeds from the sale are used for other business purposes. The SPE may also enter into derivative contracts, typically a swap, in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or limit or change the credit risk of the SPE. The company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

CREATION OF INVESTMENT AND FINANCING PRODUCTS

The Company acts as an intermediary or agent for its corporate clients, assisting them in obtaining sources of liquidity by selling the clients' financial assets to an SPE.

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically, these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher-rated debt CDO securities or U. S. Treasury securities to provide a greater or a very high degree of certainty, respectively, of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it or, in other cases, only to manage work-out credits.

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

In addition, the Company securitizes purchased mortgage loans, creating collateralized mortgage obligations ("CMOs") and other mortgage-backed securities ("MBSs") and distributes them to investors. Since January 1, 2000, the Company has organized 158 mortgage securitizations with assets of $203.6 billion at December 31, 2003. For 2003 and 2002, the Company's revenues were $418 million and $383 million, respectively, and estimated expenses were $84 million and $65 million, respectively. Expenses have been estimated based upon a percentage of product revenues to total business revenues.

CONTRACTUAL OBLIGATIONS

The following table includes aggregated information about the Company's contractual obligations. These contractual obligations impact the Company's short- and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

obligation, including the maturity profile of the Company's consolidated long-term debt payments and operating leases at December 31, 2003. In addition, the Company's contractual obligations include other purchase obligations that are enforceable and legally binding on the Company. For the purposes of the table below, purchase obligations are included through the termination date specified in the respective agreements even if the contract is renewable. Many of the agreements for the purchase of goods and services include clauses that would allow the Company to cancel the agreement prior to the expiration of the contract within a specified notice period; however, the table includes the Company's obligations without regard to these termination clauses (unless actual notice of the Company's intention to terminate the agreement has been communicated to the counterparty).

                                                 Contractual Obligations By Year
                                   -----------------------------------------------------------
In millions of dollars               2004        2005     2006     2007     2008    Thereafter
                                   -----------------------------------------------------------
Long-term debt obligations (1)     $  8,757     $6,421   $6,066   $1,754   $4,702   $   16,042
Operating lease obligations (2)         155        147      131      109       84          162
Purchase obligations                    150         52       13        -        -            -
Repurchase agreements               134,200        151      200      100      550          100
Investment contracts                     18         13       13       12       11            4
Other long-term liabilities
  reflected on the
Company's balance sheet                  86         34       36       28       20            6
                                   -----------------------------------------------------------
Total                              $143,366     $6,818   $6,459   $2,003   $5,367   $   16,314
                                   ===========================================================

(1) For additional information about long-term debt, see Note 7 to the Consolidated Financial Statements.

(2) For additional information about leases, see Note 8 to the Consolidated Financial Statements.

OTHER COMMERCIAL COMMITMENTS

A summary of the Company's Other Commercial Commitments at December 31, 2003 are as follows:

Other Commercial          Total       Less
   Commitments           Amounts      than        1-3        4-5      Over 5
(Dollars in millions)   Committed    1 Year      Years      Years     Years
----------------------------------------------------------------------------
Loan commitments        $   1,039    $  823      $ 215      $   1     $    -
Guarantees                    630       433         13          -        184
Lines of credit               258       258          -          -          -
Other commitments              95        95          -          -          -
----------------------------------------------------------------------------
Total Commercial
   Commitments          $   2,022    $1,609      $ 228      $   1     $  184
============================================================================

The loan commitments in the above table primarily consist of agreements to deliver secured financing that is more than 100% collateralized by securities issued by G-7 governments or other highly-rated securities.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

Derivatives activities, like the Company's other ongoing business activities, give rise to market, credit, and operational risks. Market risk represents the risk of loss from adverse market price movements. While market risk relating to derivatives is clearly an important consideration for intermediaries such as the Company, such risk represents only a component of the Company's overall market risk, which arises from activities in non-derivative instruments as well. Consequently, the scope of the Company's market risk management procedures extends beyond derivatives to include all financial instruments and commodities. Credit risk is the loss that the Company would incur if counterparties failed to perform pursuant to their contractual obligations. While credit risk is not a principal consideration with respect to exchange-traded instruments, it is a major factor with respect to non-exchange-traded

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OTC instruments. Whenever possible, the Company uses industry master netting agreements to reduce aggregate credit exposure. Swap and foreign exchange agreements are generally documented utilizing counterparty master netting agreements supplemented by trade confirmations. The Company's funding and risk management of its derivatives activities have been enhanced through the increased use of bilateral security agreements. Based on notional amounts, at December 31, 2003 and 2002, approximately 93% and 94%, respectively, of the Company's swap portfolio (the largest component of the Company's derivative portfolio) was subject to the bilateral exchange of collateral. See "Risk Management" for discussions of the Company's management of market, credit, and operational risks.

NATURE AND TERMS OF DERIVATIVE INSTRUMENTS

The Company enters into various financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward purchase and sale agreements, option contracts and warrants. Transactions are conducted either through organized exchanges or OTC. For a discussion of the nature and terms of these instruments see Notes 1 and 14 to the consolidated financial statements.

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

For additional derivatives-related disclosures contained in the consolidated financial statements see the following:

         -    Note 1 - Summary of Significant Accounting Policies

         -    Note 4 - Principal Transactions Revenues

         -    Note 7 - Term Debt

         -    Note 12 - Pledged Assets, Commitments, Contingencies, and
                        Guarantees

         -    Note 14 - Financial Instruments and Contractual Commitments and
                        Related Risks

         -    Note 15 - Fair Value Information

         -    Note 17 - Securitizations and Variable Interest Entities

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

VALUATION AND CONTROL OF TRADING POSITIONS

With regard to the Company's trading positions (financial instruments, commodities and contractual commitments), the Chairman and Chief Executive Officer determines the desired risk profile of the Company with assistance from

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

the Risk Management Committee. This Committee, chaired by the Senior Risk Officer, is comprised of the Chief Executive Officer, senior business managers, and the Chief Financial Officer and is documented by the Market Risk Officer as Secretary. The Committee reviews appropriate levels of risk, risk capital allocations, balance sheet and regulatory capital usage by business units and overall risk policies and controls. An independent Global Market Risk Management Group provides technical and quantitative analysis of the market risk associated with trading positions to the Senior Risk Officer and the Chief Executive Officer on a frequent basis.

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following table summarizes the Company's VAR at the 99% confidence level, which includes all of the Company's financial assets and liabilities which are marked-to-market, as of December 31, 2003 and 2002, along with the 2003 daily average, high and low (based on daily VARs). The VAR relating to accrual portfolios has been excluded from this analysis.

RISK EXPOSURES              December 31,                                             December 31,
($ IN MILLIONS)                2003         2003 Average    2003 High    2003 Low       2002
-------------------------------------------------------------------------------------------------
Interest rate                  $   73          $   73        $  117       $   49       $   63
Equities                           21              21            88            9           12
Commodities                         7               7            17            3            5
Currency                            9               6             9            3            4
Diversification Benefit           (34)            (30)          N/A          N/A          (18)
---------------------------------------------------------------------------------------------
Total*                         $   76          $   77        $  123       $   50       $   66
=============================================================================================

*Includes diversification benefit

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at December 31, 2003, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. The Company is in the middle of a large-scale, long-term process of calculating its VAR by a more robust methodology. Approximately 65% of the total portfolio is calculated under the new methodology, which simulates tens of thousands of market factors to measure VAR. The previous methodology simulated fewer market factors to measure VAR. VAR reflects the risk profile of the Company at December 31, 2003 and is not a predictor of future results.

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

COMMODITY PRICE RISK

Commodity price risk results from the possibility that the price of the underlying commodity (principally oil, natural gas and metals) may rise or fall.

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

CREDIT RISK MANAGEMENT OF COMMODITIES-RELATED TRANSACTIONS

Credit limits for counterparties in commodities-related activities are determined by independent credit management. Exposure reports, which contain detailed information about cash flows with customers, goods in transit and pre-settlement and settlement exposures, are reviewed daily.

CREDIT EXPOSURE FROM DERIVATIVE ACTIVITIES

The Company's credit exposure for swap agreements, swap options, caps and floors and foreign exchange contracts and options at December 31, 2003, as represented by amounts reported on the Company's consolidated statement of financial condition, are primarily with investment grade counterparties. These amounts do not present potential credit exposure that may result from factors that influence market risk or from the passage of time. Severe changes in market factors may cause credit exposure to increase suddenly and dramatically. Swap agreements, swap options, caps and floors include transactions with both short- and long-term periods of commitment. See Note 14 to the consolidated financial statements for further discussion of credit exposure from derivative activities.

With respect to sovereign risk related to derivatives, credit exposure at December 31, 2003 was primarily to counterparties in the U.S. ($5.4 billion), United Kingdom ($1.3 billion), Germany ($.7 billion), Kenya ($.7 billion) and France ($.5 billion).

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate" and similar expressions or future or conditional verbs such as "will," "should," "would" and "could". These forward-looking statements involve risks and uncertainties including, but not limited to, the following: global economic conditions, including the performance of global financial markets, and risks associated with fluctuating currency values and interest rates; competitive, regulatory or tax changes that affect the cost of or the demand for the Company's products; the impact of the implementation of new accounting rules; the resolution of environmental matters; and the resolution of legal and regulatory proceedings and related matters. Readers are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

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

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Pursuant to General Instruction I of Form 10-K, the information required by Item 10 is omitted.

ITEM 11. EXECUTIVE COMPENSATION.

         Pursuant to General Instruction I of Form 10-K, the information required by Item 11 is omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Pursuant to General Instruction I of Form 10-K, the information required by Item 12 is omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Pursuant to General Instruction I of Form 10-K, the information required by Item 13 is omitted.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a description of the fees earned by KPMG, independent auditors for the Company, which include those fees billed to the Company as well as those not yet billed, for services rendered to the Company for the years ended December 31, 2003 and 2002:

AUDIT FEES: Audit fees include fees paid by the Company to KPMG in connection with the annual audit of the Company's consolidated financial statements, KPMG's audits of subsidiary financial statements and KPMG's review of the Company's interim financial statements. Audit fees also include fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by our independent auditors. Such services include comfort letters and consents related to SEC registration statements and other capital raising activities and certain reports relating to the Company's regulatory filings, reports on internal control reviews required by regulators, due diligence on completed acquisitions, and accounting advice on completed transactions. The aggregate fees earned by KPMG for audit services rendered to the Company and its subsidiaries for the years ended December 31, 2003 and December 31, 2002 totaled approximately $6.7 million and $7.3 million, respectively.

AUDIT RELATED FEES: Audit related services include due diligence services related to contemplated mergers and acquisitions, accounting consultations, internal control reviews not required by regulators, securitization related services, employee benefit plan audits and certain attest services as well as certain agreed upon procedures. The aggregate fees earned by KPMG for audit related services rendered to the Company and its subsidiaries for the years ended December 31, 2003 and December 31, 2002 totaled approximately $0.8 million and $0.6 million, respectively.

TAX FEES: Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees earned by KPMG for the tax related services rendered to the Company and its subsidiaries for the years ended December 31, 2003 and December 31, 2002 totaled approximately $1.0 million and $1.4 million, respectively.

Of the $1.0 million of tax fees earned by KPMG in 2003, approximately $0.9 million was related to tax compliance services and the balance, approximately $0.1 million, was related to tax counsel and advisory services. The $1.4 million of tax fees earned by KPMG in 2002 was related to tax compliance, tax counsel and advisory services.

ALL OTHER FEES: The aggregate fees earned by KPMG for all other services rendered to the Company and its subsidiaries for matters such as general consulting totaled approximately $16 thousand for each of the years ended December 31, 2003 and December 31, 2002.

The fees earned by KPMG in 2003 and 2002 were for services contracted for prior to the Company's adoption of its policy prohibiting the engagement of its primary independent auditors for non-audit services. The Company has not engaged KPMG for any additional non-audit services other than those permitted under its policy unless such services were individually approved by the Citigroup audit and risk management committee.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES: The Company did not engage KPMG to provide advice to the Company regarding financial information systems design and implementation during the years ended December 31, 2003 and December 31, 2002.

APPROVAL OF INDEPENDENT AUDITOR SERVICES AND FEES

Citigroup's audit and risk management committee has reviewed and approved all fees charged by the Company's independent auditors, and actively monitored the relationship between audit and non-audit services provided. The audit and risk management committee has concluded that the provision of services by KPMG was consistent with the maintenance of the external auditors' independence in the conduct of its auditing functions. Effective January 1, 2003, the Company adopted a policy that it would no longer engage its primary independent auditors for non-audit services other than "audit related services," as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chair of the audit and risk management committee and presented to the full committee at its next regular meeting. The policy also includes limitations on the hiring of KPMG partners and other professionals to ensure that we satisfy the SEC's auditor independence rules.

Under the Citigroup policy approved by the audit and risk management committee, the committee must pre-approve all services provided by the Company's independent auditors and fees charged. The committee will consider annually the provision of audit services and, if appropriate, pre-approve certain defined audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the committee will periodically monitor the levels of KPMG fees against the pre-approved limits. The audit and risk management committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chair of the audit and risk management committee for approval and to the full audit and risk management committee at its next regular meeting.

Administration of the policy is centralized within, and monitored by, Citigroup senior corporate financial management, which reports throughout the year to the audit and risk management committee.

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

                  On November 28, 2003, the Company filed a Current Report on Form 8-K, dated November 21, 2003, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Equity Linked Securities (ELKS) based upon the common stocks of five companies due November 29, 2004.

                  No other reports on Form 8-K were filed during the fourth quarter of 2003, however:

                  On January 20, 2004, the Company filed a Current Report on Form 8-K, dated January 20, 2004, reporting under Item 5 thereof the results of its operations for the twelve-month periods ended December 31, 2003 and 2002.

                  On January 29, 2004, the Company filed a Current Report on Form 8-K, dated January 21, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Variable Rate Exchangeable Notes Due April 6, 2009 (SynDECS).

                  On January 30, 2004, the Company filed a Current Report on Form 8-K, dated January 26, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7% Select Equity Indexed Notes based upon the common stock of Applied Materials, Inc. due January 30, 2006.

                  On March 1, 2004, the Company filed a Current Report on Form 8-K, dated February 19, 2004, filing certain exhibits under
                  Item 7 thereof relating to the offer and sale of the Company's Enhanced Income Strategy Principal-Protected Notes with Income and Appreciation Potential Linked to the 2004-1 Dynamic Portfolio Index due February 26, 2009.

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

14.01 Code of Ethics, incorporated by reference to Exhibit 14.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4346).

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

Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Citigroup Global Markets Holdings Inc., 388 Greenwich Street, New York, New York 10013,
Attention: Corporate Secretary.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2004.

                                          CITIGROUP GLOBAL MARKETS HOLDINGS INC.
                                          (Registrant)

                                          By: /s/ Robert Druskin
                                              ----------------------------------
                                              Robert Druskin,
                                              Chairman, President and Chief
                                               Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 2004.

           SIGNATURE                                TITLE
           ---------                                -----
  /s/ Robert Druskin
--------------------------------          Chairman and Chief Executive Officer
      Robert Druskin                      (Principal Executive Officer)

  /s/ John C. Morris
--------------------------------
      John C. Morris                      Director and Chief Financial Officer
                                          (Principal Financial Officer)

/s/ William T. Bozarth
--------------------------------          Principal Accounting Officer
    William T. Bozarth

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                             PAGE
                                                                             ----
INDEPENDENT AUDITORS' REPORT                                                  F-2

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statements of Income for the years ended
       December 31, 2003, 2002 and 2001                                       F-3

      Consolidated Statements of Financial Condition as of
       December 31, 2003 and 2002                                             F-4

      Consolidated Statements of Changes in Stockholder's Equity
       for the years ended December 31, 2003, 2002 and 2001                   F-6

      Consolidated Statements of Cash Flows for the years ended
       December 31, 2003, 2002 and 2001                                       F-7

      Notes to Consolidated Financial Statements                              F-8

QUARTERLY FINANCIAL DATA (UNAUDITED)                                         F-46

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder of
Citigroup Global Markets Holdings Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Citigroup Global Markets Holdings Inc. (formerly Salomon Smith Barney Holdings Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Global Markets Holdings Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its methods of accounting for variable interest entities and stock-based compensation and in 2002 the Company changed its methods of accounting for goodwill and intangible assets. Also, as discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ KPMG LLP
New York, New York
February 26, 2004

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                                                             2003         2002         2001
----------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                                   $    3,749   $    3,845    $    3,619
   Investment banking                                                                 3,607        3,420         3,914
   Asset management and administration fees                                           3,378        3,547         3,358
   Principal transactions                                                             1,886          576         1,783
   Other                                                                                181          262           463
----------------------------------------------------------------------------------------------------------------------
Total non-interest revenues                                                          12,801       11,650        13,137
----------------------------------------------------------------------------------------------------------------------
   Interest and dividends                                                             7,921        9,600        14,237
   Interest expense                                                                   5,060        6,844        11,987
----------------------------------------------------------------------------------------------------------------------
Net interest and dividends                                                            2,861        2,756         2,250
----------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                                    15,662       14,406        15,387
----------------------------------------------------------------------------------------------------------------------
Non-interest expenses:
   Compensation and benefits                                                          8,008        7,425         8,140
   Floor brokerage and other production                                                 712          710           697
   Communications                                                                       633          664           668
   Occupancy and equipment                                                              545          554           604
   Professional services                                                                384          312           302
   Advertising and market development                                                   276          289           360
   Other operating and administrative expenses                                          431        1,408           379
   Restructuring charge (credit), net                                                     -           (9)          117
----------------------------------------------------------------------------------------------------------------------
Total non-interest expenses                                                          10,989       11,353        11,267
----------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of changes in accounting principles                                         4,673        3,053         4,120
Provision for income taxes                                                            1,780        1,242         1,492
----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes
   in accounting principles                                                           2,893        1,811         2,628
Cumulative effect of changes in accounting principles
   (net of tax benefit of $16 and $1, respectively)                                       -          (24)           (1)
----------------------------------------------------------------------------------------------------------------------
Net income                                                                       $    2,893   $    1,787    $    2,627
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------
Dollars in millions
December 31,                                                                         2003                     2002
---------------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                                         $    6,312               $    3,722
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                           2,806                    2,461

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                  $  108,984                 $  94,775
   Deposits paid for securities borrowed                                50,192                    45,439
                                                                    ----------                 ---------
                                                                                     159,176                  140,214

Financial instruments owned and contractual commitments:
   (Approximately $63 billion and $34 billion were pledged to various parties at December 31, 2003 and 2002)
     U.S. government and government agency securities                   51,205                    34,610
     Corporate debt securities                                          33,221                    17,597
     Equity securities                                                  19,610                     9,531
     Contractual commitments                                            15,554                    15,788
     Non-U.S. government and government agency securities               11,929                     9,989
     Mortgage loans and collateralized mortgage securities               8,275                     7,512
     Money market instruments                                            5,369                     6,565
     Other financial instruments                                         8,682                     6,548
                                                                    ----------                 ---------
                                                                                     153,845                  108,140
Receivables:
     Customers                                                          18,831                    16,439
     Brokers, dealers and clearing organizations                         7,560                     8,776
     Other                                                               2,865                     2,858
                                                                    ----------                 ---------
                                                                                      29,256                   28,073

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of  $1,081 and
  $1,048, respectively                                                                 1,384                    1,025

Goodwill                                                                               1,531                    1,530

Intangibles                                                                              800                      808

Other assets                                                                           6,151                    6,018
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                      $  361,261               $  291,991
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------
Dollars in millions, except share data
December 31,                                                                         2003                     2002
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                  $   22,644               $   22,619

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                   $  135,301                 $ 118,878
   Deposits received for securities loaned                              19,503                    10,439
                                                                    ----------                 ---------
                                                                                     154,804                  129,317
Financial instruments sold, not yet purchased, and
  contractual commitments:
   Non-U.S. government and government agency securities                 24,373                    21,783
   Contractual commitments                                              18,698                    14,821
   U.S. government and government agency securities                     16,524                    13,133
   Corporate debt securities and other                                  10,593                     7,697
   Equity securities                                                     4,436                     4,243
                                                                    ----------                 ---------
                                                                                      74,624                   61,677
Payables and accrued liabilities:
   Customers                                                            23,848                    16,724
   Brokers, dealers and clearing organizations                          11,317                     5,074
   Other                                                                14,660                    11,320
                                                                    ----------                 ---------
                                                                                      49,825                   33,118
Term debt                                                                             43,742                   32,302

Company-obligated mandatorily redeemable securities
   of subsidiary trusts holding solely junior subordinated
   debt securities of the Company                                                          -                      400

Stockholder's equity:
    Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                       -                         -
    Additional paid-in capital                                           4,241                     3,016
    Retained earnings                                                   11,375                     9,543
    Accumulated changes in equity from nonowner sources                      6                        (1)
                                                                    ----------                 ---------
Total stockholder's equity                                                            15,622                   12,558
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                        $  361,261               $  291,991
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

---------------------------------------------------------------------------------------------------------
                                                                               Accumulated
                                                                               Changes In
                                                    Additional                 Equity From       Total
                                        Common       Paid-In       Retained     Nonowner      Stockholder's
Dollars in millions                     Stock        Capital       Earnings     Sources          Equity
---------------------------------------------------------------------------------------------------------
Balance at December 31, 2000          $        -    $    1,854    $    9,183   $        2      $   11,039
Net income                                                             2,627                        2,627
Common dividends                                                      (2,586)                      (2,586)
Other capital transactions                                 625                                        625
Other comprehensive income                                                             (7)             (7)
---------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                   -         2,479         9,224           (5)         11,698
Net income                                                             1,787                        1,787
Common dividends                                                      (1,468)                      (1,468)
Capital contribution from Parent                           500                                        500
Other capital transactions                                  37                                         37
Other comprehensive income                                                              4               4
---------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                   -         3,016         9,543           (1)         12,558
Net income                                                             2,893                        2,893
Common dividends                                                      (1,061)                      (1,061)
Capital contributions from Parent                        1,152                                      1,152
Other capital transactions                                  73                                         73
Other comprehensive income                                                              7               7
---------------------------------------------------------------------------------------------------------
Balance at December 31, 2003          $        -    $    4,241    $   11,375   $        6      $   15,622
=========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------
Dollars in millions
Year Ended December 31,                                                             2003          2002          2001
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                      $    2,893    $    1,787    $    2,627
Adjustments to reconcile net income to net cash used in operating activities:
 Deferred income tax provision (benefit)                                                 69           (25)          (31)
 Depreciation and amortization                                                          387           323           522
 Cumulative effect of changes in accounting principles                                    -            24             1
Net change in:
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                               (345)        2,866        (2,629)
 Securities borrowed or purchased under agreements to resell                        (19,058)         (673)      (36,305)
 Financial instruments owned and contractual commitments                            (45,265)       (3,772)      (12,609)
 Receivables                                                                         (1,645)        9,514        (9,493)
 Other assets                                                                         1,159         1,983        (2,065)
 Securities loaned or sold under agreements to repurchase                            25,487        (9,851)       36,257
 Financial instruments sold, not yet purchased, and contractual commitments          13,492         5,437           932
 Payables and accrued liabilities                                                    16,740       (13,860)       20,536
-----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                (6,086)       (6,247)       (2,257)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net increase (decrease) in commercial paper and other short-term borrowings             92         3,729        (1,532)
 Proceeds from issuance of term debt                                                 24,996        12,776        13,139
 Term debt maturities and repurchases                                               (14,690)       (8,207)       (5,697)
 Dividends paid                                                                      (1,056)       (1,727)       (2,660)
 Repayment of mandatorily redeemable securities of subsidiary trusts                   (400)            -          (345)
 Capital contribution from Parent                                                       500           500             -
 Other capital transactions                                                             (26)           12           203
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             9,416         7,083         3,108
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of subsidiaries and affiliates                                                 -             -          (198)
 Property, equipment and leasehold improvements, net                                   (740)         (132)         (258)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (740)         (132)         (456)
-----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             2,590           704           395
Cash and cash equivalents at beginning of year                                        3,722         3,018         2,623
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                         $    6,312    $    3,722    $    3,018
=======================================================================================================================

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes in 2003, 2002 and 2001.

The accompanying notes are an integral part of these consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of Citigroup Global Markets Holdings Inc. (formerly Salomon Smith Barney Holdings Inc.) ("CGMHI" and, collectively with its subsidiaries, the "Company"), a New York corporation (the successor to Salomon Smith Barney Holdings Inc., a Delaware corporation). The Company is a direct wholly owned subsidiary of Citigroup Inc. ("Citigroup").

The Company provides investment banking, asset management, brokerage, securities trading, advisory and other financial services to customers, and engages in proprietary trading activities for its own account.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments and contractual commitments, the outcome of litigation, realization of deferred tax assets and other matters that affect the reported amounts and disclosures of contingencies in the consolidated financial statements, may vary from actual results. Certain prior period amounts have been reclassified to conform to current period presentation.

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

CASH AND SECURITIES SEGREGATED AND ON DEPOSIT FOR FEDERAL AND OTHER REGULATIONS OR DEPOSITED WITH CLEARING ORGANIZATIONS - Cash and securities segregated and on deposit for Federal and other regulations or deposited with clearing

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

organizations include cash and securities segregated in compliance with Federal and other regulations and represent funds deposited by customers and funds accruing to customers as a result of trades or contracts. Also included are funds segregated and held in separate accounts in accordance with Section 4d(2) and Regulation 30.7 of the Commodity Exchange Act and Rule 4.3.3 of the Financial Services Authority of the United Kingdom.

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

It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or a reduction in the loan balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Reverse repurchase and repurchase agreements are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, reverse repurchase agreements totaled $187.7 billion and $155.5 billion at December 31, 2003 and 2002, respectively.

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

FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS - Financial instruments and contractual commitments (also referred to as "derivatives" or "derivative instruments"), are recorded at either market value or, when market prices are not readily available, fair value, which is determined under an alternative approach, such as matrix or model pricing. It is the Company's policy that all models used to produce valuations for the published financial statements be validated by qualified personnel independent from those who created the models. The determination of market or fair value considers various factors, including: closing exchange or over-the-counter ("OTC") market price quotations; prices of other transactions with similarly rated counterparties; derivative transaction maintenance costs during that period; time value and volatility factors of underlying options, warrants and contractual commitments; price activity for equivalent or synthetic instruments in markets located in different time zones; counterparty credit quality; and the potential impact on market prices or fair value of liquidating the Company's positions in an orderly manner over a reasonable period of time under current market conditions. The fair value of aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available-for-immediate-sale for longer than 90 days. Financial instruments and contractual commitments include related accrued interest or dividends.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DERIVATIVE INSTRUMENTS

Derivatives Used for Trading Purposes

Derivatives used for trading purposes include interest rate, equity, currency and commodity swap agreements, swap options, caps and floors, options, warrants and financial and commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts," ("FIN 39"), provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued, are reported as liabilities in "Contractual commitments." Cash collateral received in connection with derivative transactions totaled $6,255 million and $7,543 million at December 31, 2003 and 2002, respectively, and cash collateral paid totaled $8,374 million and $9,162 million, respectively. Revenues generated from derivative instruments used for trading purposes are reported as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments. During the fourth quarter of 2002, the Company adopted EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 02-3"). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The Company defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction.

Margin on futures contracts is included in "Receivables - Brokers, dealers and clearing organizations" and "Payables and accrued liabilities - Brokers, dealers and clearing organizations" in the consolidated statement of financial condition.

Derivatives Used for Non-Trading Purposes

The Company uses interest rate swaps to effectively convert the majority of its fixed rate term debt to variable rate term debt. Certain interest rate swap transactions have been designated as fair value hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Where such designations have been made, the changes in the fair value of the swaps and the gain or loss on the hedged term debt are

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded currently in the consolidated statement of income in "Other revenue." To the extent that these two amounts do not offset, hedge ineffectiveness is therefore deemed to result and is recognized in income. The Company monitors the effectiveness of interest rate swaps designated as hedges on a daily basis.

Upon early termination of a designated hedging relationship, hedge accounting will cease. Derivatives previously designated are then marked to market in earnings with no offset of fair value changes from the hedged debt.

See Notes 7 and 14 to the consolidated financial statements for a further discussion of the use of interest rate swaps for non-trading purposes.

The Company also designates forward currency contracts and non-U.S. dollar term debt issued by the Company as hedges of net investments in certain subsidiaries with functional currencies other than the U.S. dollar. To the extent that the hedge is effective, the impact of marking the forward contracts to prevailing forward rates and the impact of revaluing non-U.S. dollar term debt to prevailing exchange rates, both net of the related tax effects, are included in cumulative translation adjustments, a component of "Accumulated changes in equity from nonowner sources" in the consolidated statement of financial condition, to offset the impact of translating the investments being hedged. The Company monitors the effectiveness of forward currency contracts designated as hedges at least quarterly.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are capitalized and amortized on a straight-line basis over the lesser of the estimate useful lives of the related asset or three years.

GOODWILL - Goodwill represents an acquired company's acquisition cost less the fair value of net tangible and intangible assets. Through the end of 2001, goodwill related to purchase acquisitions completed prior to June 30, 2001 was amortized on a straight-line basis over its estimated useful life. Effective January 1, 2002, amortization ceased on this goodwill. Goodwill related to purchase acquisitions after June 30, 2001 is not amortized. Goodwill is subject to annual impairment tests whereby goodwill is allocated to the Company's reporting units and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Furthermore, on any business dispositions, goodwill s allocated to the business disposed of based on the ratio of the fair value of the business disposed to the fair value of the reporting unit.

SECURITIZATIONS - The Company securitizes various types of assets including commercial and residential mortgages, high yield bonds, government, agency and corporate securities, and municipal bonds. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitizations of these financial assets. The Company derecognizes financial assets transferred in securitizations provided the Company has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("retained interests") which may include assets in the form of residual interest in the special purpose entities established to facilitate the securitization. Any retained interests are included in "Financial instruments owned and contractual commitments" within the consolidated statement of financial condition. The Company values retained interests at fair value using either financial models, quoted market prices, or sales of similar assets. Where quoted market prices are not available, the Company estimates the fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, and discount rates. Changes in the fair value of retained interests are recorded in the consolidated statement of income as principal transaction revenues.

For each securitization entity with which the Company is involved, the Company makes a determination of whether the entity should be consolidated by the Company and be included in the Company's consolidated financial statements or whether the entity is sufficiently independent that it does not need to be consolidated. If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be a qualifying special purpose entity, the securitization entity is not consolidated by the Company as seller of the transferred assets. If the securitization entity is determined to be a variable interest entity ("VIE"), the Company consolidates the VIE if it is the primary beneficiary. For all other securitizations in which the Company participates, a consolidation decision is made by evaluating several factors, including how much of the entity's ownership is in the hands of third party investors, who controls the securitization entity, and who reaps the rewards and bears the risks of the entity. Only securitization entities controlled by the Company are consolidated (See note 17 to the consolidated financial statements for further discussion on securitizations).

INCOME TAXES - Deferred taxes are recorded for the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to management's judgment that realization is more likely than not. The Company and its wholly-owned domestic subsidiaries file a consolidated Federal income tax return with its parent.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and the related interpretations in accounting for its stock-based compensation plans. Under APB 25 there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock award. On January 1, 2003, the Company adopted SFAS 123.

Had the Company applied SFAS 123 in accounting for all the Company's stock option plans net income would have been the pro forma amounts indicated below:

Dollars in millions
Twelve months ended December 31,                2003           2002             2001
--------------------------------------------    -----          -----            -----
Compensation expense
related to stock option         As reported     $  41          $   -            $   -
plans, net of tax               Pro forma         142            163              189

Net income                      As reported     2,893          1,787            2,627
                                Pro forma       2,792          1,624            2,438
                                                =====          =====            =====

ACCOUNTING CHANGES

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's consolidated financial statements.

EITF 02-3

During the fourth quarter of 2002, the Company adopted EITF 02-3. Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The initial adoption and ongoing effects of EITF 02-3 are not material to the Company's consolidated financial statements.

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

Net income adjusted to exclude amortization expense (net of taxes) related to goodwill and indefinite lived intangible assets are as follows:

             (In millions)
Year ended                                      2003               2002               2001
----------                                     ------             ------             ------
Net income:
 Reported net income                           $2,893             $1,787             $2,627
 Goodwill amortization                              -                  -                 63
 Indefinite lived intangible assets                 -                  -                 39
                                               ------             ------             ------
    Adjusted net income                        $2,893             $1,787             $2,729
                                               ======             ======             ======

For the year ended December 31, 2001 the after-tax amortization expense related to goodwill and indefinite lived intangible assets which are no longer amortized included $53 million related to the Investment Services segment, $40 million related to the Asset Management segment and $9 million related to the Private Client Services Segment.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At January 1, 2003, the goodwill balance was $1,114 million for the Investment Services segment, $381 million for the Private Client Services segment, and $35 million for the Asset Management segment. During 2003, no goodwill was impaired or written off. During the year the Company transferred $12 million of goodwill related to the acquisition of the Geneva Companies from the Private Client segment to the Investment Services segment. The Company's goodwill balances at December 31, 2003 were $1,127 million for the Investment Services segment, $369 million for the Private Client Group segment, and $35 million for the Asset Management segment.

At December 31, 2003, $776 million of the Company's acquired intangible assets, primarily asset management and administration contracts, were considered to be of indefinite life and not subject to amortization.

All other acquired intangible assets are subject to amortization. During 2003 and 2002, the Company acquired $5 million and $26 million, respectively, in software licenses, which will be amortized over approximately 3 years. No significant residual value is estimated for these intangible assets. Intangible assets amortization expense for the twelve months ended December 31, 2003 and 2002 was $17 million, and $16 million, respectively. The components of intangible assets that are subject to amortization were as follows:

                                    December 31, 2003                       December 31, 2002
                              -----------------------------          -----------------------------
                               Gross                                  Gross
                              Carrying          Accumulated          Carrying          Accumulated
(In millions)                  Amount          Amortization           Amount           Amortization
                              --------         ------------          --------          ------------
Software licenses             $     73         $         49          $     68           $        32
                              ========         ============          ========           ===========

Intangible assets amortization expense is estimated to be $11 million in 2004, $7 million in 2005, $5 million in 2006, and $1 million in 2007.

DERIVATIVES AND HEDGE ACCOUNTING

On January 1, 2001, the Company adopted SFAS 133. This Statement changed the accounting treatment of derivative contracts (including foreign exchange contracts) that are employed to manage risk outside of the Company's trading activities, as well as certain derivative instruments embedded in other contracts.

Under SFAS 133, an entity is required to recognize all freestanding and embedded derivative instruments at fair value in earnings unless the derivative instruments can be designated as hedges of certain exposures for which specific hedge accounting is prescribed. If certain conditions are met, a derivative instrument may be designated as a hedge of the fair value changes of a recognized asset, liability or an unrecognized firm commitment; or a hedge of the exposure to variable cash flows of a recognized asset, liability or a forecasted transaction; or a hedge of the foreign currency exposure of a recognized asset, liability, a net investment in a foreign operation, an unrecognized firm commitment or a forecasted transaction. If certain conditions are met, a non-derivative instrument may be designated as a fair value hedge of a foreign currency denominated unrecognized firm commitment or a hedge of the foreign currency exposure of a net investment in a foreign

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operation. The majority of the Company's derivatives were entered into for trading purposes and were not impacted by the adoption of SFAS 133. The cumulative effect of adopting SFAS 133 at January 2001, was an after-tax transition charge of $1 million.

For the twelve months ended December 31, 2003, hedge ineffectiveness resulting from designating interest rate swaps as fair value hedges of fixed rate term debt was reported in the consolidated statement of income in "Other revenue" and was not material.

For the twelve months ended December 31, 2003 and 2002, hedges of net investments in foreign operations were considered effective and the losses of $141 million and $105 million, net of tax, respectively, that pertained to the designated hedging instruments was included in cumulative translation adjustments, a component of "Accumulated changes in equity from nonowner sources" in the consolidated statement of financial condition.

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

For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interest of the VIE. The implementation of FIN 46 on July 1, 2003, resulted in the consolidation of VIEs increasing both total assets and total liabilities by approximately $712 million.

In December 2003, FASB released a revision of FIN 46 ("FIN 46-R") which includes substantial changes from the original. The calculation of expected losses and expected residual returns have both been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, FIN 46-R changes the definition of a variable interest. This interpretation permits adoption of either the original or the revised versions of FIN 46 until the first quarter of 2004, at which time FIN 46-R must be adopted. The Company's year end 2003 financial statements are in accordance with the original FIN 46.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is evaluating the impact of applying FIN 46-R to existing VIEs in which it has variable interests and has not yet completed this analysis. The Company is revising its calculations of expected losses and expected residual returns to reflect the new guidance in FIN 46-R to determine whether any changes to its consolidation decisions under FIN 46 will be needed. Depending on the results of these calculations, the Company will also consider restructuring alternatives that would enable certain VIEs to continue to meet the criteria for non-consolidation. At this time, it is anticipated that the effect on the Company's balance sheet could be an increase of $485 million to assets and liabilities. If consolidation is required for additional VIEs, the future viability of these businesses will be assessed. As we continue to evaluate the impact of applying FIN 46-R, additional entities may be identified that would need to be consolidated by the Company. See Note 17 to the consolidated financial statements.

GUARANTEES AND INDEMNIFICATIONS

In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45. The impact of adopting FIN 45 was not material. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these disclosures are included in Note 12 to the consolidated financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION

On July 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, prospectively to all awards granted, modified, or settled after January 1, 2003. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholder's equity under SFAS 123 is recorded equal to the amount of compensation expense charged. See Accounting Policies section for the impact in 2003 of adopting SFAS 123.

The Company, through its parent, Citigroup, has made changes to various stock-based compensation plan provisions for future awards. For example, the vesting period and the term of stock options granted in 2003 have been shortened to three and six years, respectively. In addition, with certain limited exceptions in certain overseas locations, the sale of underlying shares acquired through the exercise of options granted in 2003 is restricted for a two-year period. The Company, through its parent, Citigroup, continues its existing stock ownership commitment for senior executives which requires executives to retain at least 75% of the shares they own and acquire from the Company over the term of their employment. Original option grants

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in 2003 and thereafter will not have a reload feature; however, previously granted options will retain that feature. Other changes may also be made that may impact the SFAS 123 adoption estimates previously disclosed.

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

LIABILITIES AND EQUITY

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and did not have a material impact on the Company's consolidated financial statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the FASB released a revision of FIN 46 ("FIN 46-R"). See Consolidation of Variable Interest Entities in the Accounting Changes section of this Note.

NOTE 2.     RESTRUCTURING CHARGE (CREDIT), NET

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3.     COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments and unrealized gains and losses on certain investments held by equity method investees, net of tax:

Dollars in Millions
Year Ended December 31,                                      2003             2002            2001
------------------------                                   -------          -------         -------
Net income                                                 $ 2,893          $ 1,787         $ 2,627
Other changes in equity from non-owner sources                   7                4              (7)
                                                           -------          -------         -------
Total comprehensive income                                 $ 2,900          $ 1,791         $ 2,620
                                                           =======          =======         =======

NOTE 4.     PRINCIPAL TRANSACTIONS REVENUES

The following table presents principal transactions revenues by business activity for the years ended December 31, 2003, 2002 and 2001:

Dollars in millions
Year Ended December 31,                                          2003             2002             2001
-----------------------                                         ------            -----           ------
Fixed income                                                    $1,711             $499           $1,008
Commodities                                                        108               62               39
Equities                                                           105               45              700
Other                                                              (38)             (30)              36
                                                                ------            -----           ------
Total principal transactions revenues                           $1,886             $576           $1,783
                                                                ======            =====           ======

FIXED INCOME Fixed income revenues include realized and unrealized gains and losses arising from the proprietary and customer trading of government and government agency securities, investment and non-investment grade corporate debt, municipal securities, preferred stock, mortgage securities (primarily U.S. government agencies, including interest only and principal only strips), and emerging market fixed income securities and derivatives. Revenues also include realized and unrealized gains and losses arising from the spot and forward trading of currencies and exchange-traded and OTC currency options. Revenues also included realized and unrealized gains and losses from changes in the market or fair value of options

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, options and forward contracts on fixed income securities are reflected as fixed income revenue.

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

NOTE 5.    SEGMENT INFORMATION

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment data presented includes the allocation of all corporate overhead. Inter-segment revenues and expenses have been eliminated. Information concerning operations in the Company's business segments is as follows:

Year ended December 31,
Dollars in millions                                                  2003           2002           2001
----------------------                                            ---------     ---------      ----------
Revenues, net of interest expense:
   Investment Services                                            $   8,862     $   7,481      $   8,209
   Private Client Services                                            5,746         5,768          6,034
   Asset Management                                                   1,054         1,157          1,144
                                                                  ---------     ---------      ---------
Total                                                             $  15,662     $  14,406      $  15,387
                                                                  =========     =========      =========
Total expenses:
   Investment Services                                            $   5,766     $   6,154      $   5,877
   Private Client Services                                            4,552         4,536          4,677
   Asset Management                                                     671           663            713
                                                                  ---------     ---------      ---------
Total                                                             $  10,989     $  11,353      $  11,267
                                                                  =========     =========      =========
Net income:
   Investment Services                                            $   1,923     $     739      $   1,502
   Private Client Services                                              734           773            865
   Asset Management                                                     236           275            260
                                                                  ---------     ---------      ---------
Total                                                             $   2,893     $   1,787      $   2,627
                                                                  =========     =========      =========
Year-end total assets:
   Investment Services                                            $ 345,950     $ 278,462      $ 285,395
   Private Client Services                                           13,601        11,884         13,818
   Asset Management                                                   1,710         1,645          1,639
                                                                  ---------     ---------      ---------
Total                                                             $ 361,261     $ 291,991      $ 300,852
                                                                  =========     =========      =========

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's operations by geographic areas which are determined principally by the respective legal jurisdictions of CGMHI's subsidiaries. Substantially all amounts for the asset management segment are included in North America. For purposes of this disclosure, North America consists of the United States and Canada; Europe primarily consists of the United Kingdom and Germany; and Asia and other primarily consists of Japan, Hong Kong and Australia. Because of the global nature of the markets in which the Company competes and the integration of the Company's worldwide business activities, the Company believes that amounts determined in this manner are not particularly useful in understanding its business.


                                                 Revenues           Income Before Income
                                                  Before            Taxes and Cumulative
                                                 Interest           Effect of Changes in              Year End
Dollars in millions                              Expense            Accounting Principles           Total Assets
-------------------                              ---------          ---------------------           ------------
Year Ended December 31, 2003

  North America                                  $  15,246           $       4,221                  $  261,209
  Europe                                             4,686                     291                      91,922
  Asia and other                                       790                     161                       8,130
                                                 ---------           -------------                  ----------
Consolidated                                     $  20,722           $       4,673                  $  361,261
                                                 =========           =============                  ==========
Year Ended December 31, 2002
  North America                                  $  16,583           $       2,920                  $  217,169
  Europe                                             3,932                      21                      70,895
  Asia and other                                       735                     112                       3,927
                                                 ---------           -------------                  ----------
Consolidated                                     $  21,250           $       3,053                  $  291,991
                                                 =========           =============                  ==========
Year Ended December 31, 2001
  North America                                  $  22,701           $       3,834                  $  243,839
  Europe                                             4,221                     196                      54,061
  Asia and other                                       452                      90                       2,952
                                                 ---------           -------------                  ----------
Consolidated                                     $  27,374           $       4,120                  $  300,852
                                                 =========           =============                  ==========

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.     COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

Information regarding the Company's short-term borrowings used to finance operations, including the securities settlement process, is presented below. Average balances were computed based on month-end outstanding balances.


Dollars in millions
Year Ended December 31,                                                       2003             2002
-----------------------                                                      -------         -------
Bank borrowings:
  Balance at year-end                                                        $   918         $ 1,326
  Weighted average interest rate                                                 1.7%            3.5%
  Annual averages  --
     Amount outstanding                                                      $ 1,372         $ 1,732
     Weighted average interest rate                                              2.6%            3.4%
  Maximum amount outstanding at any month-end                                $ 2,085         $ 2,382

Commercial paper:
  Balance at year-end                                                        $17,626         $18,293
  Weighted average interest rate                                                 1.1%            1.4%
  Annual averages  --
     Amount outstanding                                                      $15,872         $15,363
     Weighted average interest rate                                              1.2%            1.7%
  Maximum amount outstanding at any month-end                                $19,216         $18,293

Other short-term borrowings:
  Balance at year-end                                                        $ 4,100         $ 3,000
  Weighted average interest rate                                                 3.1%            5.5%
  Annual averages  --
     Amount outstanding                                                      $ 4,088         $ 2,186
     Weighted average interest rate                                              4.5%            5.9%
  Maximum amount outstanding at any month-end                                $ 6,405         $ 3,503
                                                                             -------         -------
  Total commercial paper and other short term borrowings                     $22,644         $22,619
                                                                             =======         =======

Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in various currencies including Japanese yen, EURO, and U.K. sterling. All of the Company's commercial paper outstanding at December 31, 2003 and 2002 was U.S. dollar denominated. Included in "other short-term borrowings" at December 31, 2003, was $202 million of borrowings with Citigroup and certain of its affiliates bearing interest at various rates.

The Company has a $4.85 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2004. Any borrowings under this facility would mature in May 2006. The Company also has $1.88 billion in committed uncollateralized 364-day facilities with unaffiliated banks that extend through various dates in 2004, and a $100 million 364-day collateralized facility that extends through December 2004. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate), and compensates the banks for these facilities through facility fees. At December 31, 2003, there were no outstanding

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowings under these facilities. The Company also has committed long-term financing facilities with unaffiliated banks. At December 31, 2003, the Company had drawn down the full $1.7 billion then available under these facilities. A bank can terminate its facility by giving the Company prior notice (generally one year). The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 2003, this requirement was exceeded by approximately $7.5 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists.

NOTE 7.     TERM DEBT

Term debt consists of issues with original maturities in excess of one year. Certain issues are redeemable, in whole or in part, at par or at premiums prior to maturity.

                                                                                               Equity-
                                      Fixed Rate   Fixed Rate                                 Linked &
                                      Obligations  Obligations     Total       Variable        Indexed        Total         Total
                                      Swapped to       Not      Fixed Rate       Rate        Obligations     December      December
Dollars in millions                    Variable     Converted   Obligations  Obligations       (1)(2)        31, 2003      31, 2002
-------------------                   ----------   ----------   ----------   -----------     -----------     --------     ----------
U.S. dollar denominated:

Citigroup Global Markets

Holdings  Inc. (CGMHI)                $    6,349   $      199    $   6,548   $   17,108      $   2,008       $  25,664    $  22,497

Subsidiaries                                   -            7            7          679          5,635           6,321        3,480
                                      ----------   ----------   ----------   ----------      ---------       ---------    ---------
U.S. dollar denominated                    6,349          206        6,555       17,787          7,643          31,985       25,977
                                      ----------   ----------   ----------   ----------      ---------       ---------    ---------
Non-U.S. dollar denominated:

Citigroup Global Markets

Holdings Inc. (CGMHI)                      2,968            6        2,974        2,438            753           6,165        4,769

Subsidiaries                                   -            -            -          444          5,148           5,592        1,556
                                      ----------   ----------   ----------   ----------      ---------       ---------    ---------
Non-U.S. dollar denominated                2,968            6        2,974        2,882          5,901          11,757        6,325
                                      ----------   ----------   ----------   ----------      ---------       ---------    ---------
Term debt                             $    9,317   $      212   $    9,529   $   20,669      $  13,544       $  43,742    $  32,302
                                      ==========   ==========   ==========   ==========      =========       =========    =========

         (1) Includes Targeted Growth Enhanced Term Securities ("TARGETS") with carrying values of $541 million issued by TARGETS Trusts VIII through XIX at December 31, 2003 and $368 million issued by TARGETS Trusts V through XVII at December 31, 2002 (collectively the "Trusts"). The Company owns all of the voting securities of the Trusts which are consolidated in the Company's consolidated statements of financial condition. The Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the Trusts' common securities. The Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by the Company.

         (2) Approximately $11 billion of debt is included based on the requirements of certain accounting pronouncements, primarily FIN 46, SFAS 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities, a replacement of FASB Statement No. 125".

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturity structure of the Company's term debt was as follows at December 31, 2003:

                        Citigroup Global Markets
                             Holdings Inc.
Dollars in millions             (CGMHI)                Subsidiaries                Total
------------------      -------------------------      ------------               --------
 2004                          $  7,810                   $   947                  $ 8,757
 2005                             5,509                       912                    6,421
 2006                             5,037                     1,029                    6,066
 2007                               940                       814                    1,754
 2008                             2,146                     2,556                    4,702
 Thereafter                      10,387                     5,655                   16,042
                               --------                   -------                  -------
 Total                         $ 31,829                   $11,913                  $43,742
                               ========                   =======                  =======

The Company issues U.S. dollar and non-U.S. dollar denominated fixed and variable rate term debt. The contractual interest rates on fixed rate debt ranged from .01% (Yen denominated) to 12% (U.S. dollar denominated) at December 31, 2003 and from .45% (Yen denominated) to 9.13% (U.S. dollar denominated) at December 31, 2002. The weighted average contractual rate on total fixed rate term debt (both U.S. dollar denominated and non-U.S. dollar denominated) was 4.9% at December 31, 2003 and 5.66% at December 31, 2002. The Company utilizes interest rate swap agreements to convert most of its fixed rate term debt to variable rate obligations. The maturity structure of the swaps generally corresponds with the maturity structure of the debt being hedged.

The Company's non-U.S. dollar fixed and variable rate term debt includes Euro, Yen, Sterling, Hong Kong dollar, Australian dollar, Canadian dollar, Swiss franc, and, consequently, bears a wide range of interest rates.

At December 31, 2003, the Company had outstanding approximately $11.8 billion of non-U.S. dollar denominated term debt, which included $6.7 billion of EURO denominated, $4.3 billion of Yen denominated, and $.7 billion of Sterling denominated. Of the $11.8 billion, approximately $0.8 billion of CGMHI Yen denominated debt has been designated as a hedge of net investments in certain subsidiaries with functional currencies other than the U.S. dollar. Another $1.5 billion of CGMHI debt has been effectively converted to U.S. dollar denominated obligations using interest rate, cross-currency swaps and basis swaps. The remaining $9.5 billion is used to finance other non-U.S. denominated assets.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant components of the Company's fixed rate term debt that is converted to variable rate obligations at December 31, 2003 and 2002.


                                                  2003                                               2002
                               -------------------------------------------      ----------------------------------------------
                                            Contractual                                        Contractual
                                              Weighted         Weighted                          Weighted         Weighted
                                           Average Fixed       Average                        Average Fixed       Average
                                              Rate on       Variable Rate                        Rate on       Variable Rate
                               Principal   Swapped Fixed   on Swapped Term     Principal      Swapped Fixed    on Swapped Term
(Dollars in millions)           Balance    Rate Term Debt        Debt           Balance       Rate Term Debt        Debt
---------------------          --------    --------------   --------------      --------      --------------   ---------------
U.S. dollar                    $  6,349              6.1%              2.0%    $   7,684                 6.5%              2.4%
Yen                               1,362              2.5               0.2         1,026                 1.1               0.9
Yen swapped to
   U.S. dollar                      688              3.0               0.3           662                 2.9               1.7
Euro                                722              3.6               2.3           499                 6.5               3.1
Sterling                            135              7.8               4.3           125                 7.8               4.5
                               --------    -------------    --------------      --------      --------------   ---------------

The interest rates on variable rate term debt ranged from 0.01% (Yen denominated) to 9.13% (U.S. dollar denominated) at December 31, 2003 and from ..08% (Yen denominated) to 5.03% (Australian dollar denominated) at December 31, 2002. The weighted average contractual rates on total variable rate term debt (both U.S. dollar denominated and non-U.S. denominated) was 1.72 % and 1.73% at December 31, 2003 and 2002, respectively.

The following table summarizes the significant components of the Company's variable rate term debt that is swapped at December 31, 2003 and 2002:

                                                  2003                                               2002
                               -------------------------------------------      ----------------------------------------------
                                             Contractual                                        Contractual
                                              Weighted         Weighted                           Weighted        Weighted
                                            Average Rate        Average                         Average Rate       Average
                                             on Swapped      Variable Rate                       on Swapped     Variable Rate
                               Principal    Variable Rate     on Swapped          Principal    Variable Rate     on Swapped
(Dollars in millions)           Balance       Term Debt        Term Debt           Balance       Term Debt        Term Debt
---------------------          ---------    -------------    -------------         --------     ------------     ------------
U.S. dollar                         $153              1.6%             1.2%            $150              2.4%             2.2%
Euro swapped to
   U.S. dollar                        92              2.6              1.5              104              3.6              2.1
Yen swapped to
   U.S. dollar                         -                -                -              177              0.2              1.6
                               ---------    -------------    -------------         --------     ------------     ------------

Term debt includes subordinated debt, which totaled $130 million at December 31, 2003 and $103 million at December 31, 2002. Included in term debt at December 31, 2003, was $8 billion of U.S. dollar denominated variable rate debt with Citigroup. This debt bears interest at rates ranging from 1.54% to 2.0% and matures on various dates in 2012 and 2013.

The Company has a $4.85 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2004. Any borrowings under this facility would mature in May 2006. The Company also has $1.88 billion in committed uncollateralized 364-day facilities with unaffiliated banks that extend through various dates in 2004, and a $100 million 364-day collateralized facility that extends through December 2004. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate), and compensates the banks for these facilities through facility fees. At December 31, 2003, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with unaffiliated banks. At December 31, 2003, the Company had drawn down the full $1.7 billion then available under these facilities. A bank can terminate its facility by giving the Company prior notice (generally one year). The Company compensates the banks for the facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjusted net worth (as defined in the agreements). At December 31, 2003, this requirement was exceeded by approximately $7.5 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

NOTE 8.     LEASE COMMITMENTS

The Company has noncancelable leases covering office space and equipment expiring on various dates through 2018. Presented below is a schedule of minimum future rentals on noncancelable operating leases, net of subleases, as of December 31, 2003. Various leases contain provisions for lease renewals and escalation of rent based on increases in certain costs incurred by the lessors.

Dollars in millions
--------------------
  2004                                                  $155
  2005                                                   147
  2006                                                   131
  2007                                                   109
  2008                                                    84
  Thereafter                                             162
                                                        ----
Minimum future rentals                                  $788
                                                        ====

Rent expense totaled $442 million, $475 million, and $425 million for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 9.     CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. broker/dealer subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:

                                                                                                     Net Capital
                                                                                                       (U.S.) or
                                                                                                      Financial     Excess over
Dollars in millions                                                                                   Resources       minimum
Subsidiary                                                        Jurisdiction                         (U.K.)       requirement
--------------------------------              ---------------------------------------------------    -----------    -----------
Citigroup Global Markets Inc.                 U.S. Securities and Exchange Commission Uniform Net      $4,415           $3,955
                                                           Capital Rule (Rule 15c3-1)

Citigroup Global Markets Limited                 United Kingdom's Financial Services Authority         $3,964           $  852
                                                                                                     --------       ----------

Advances, dividend payments and other equity withdrawals from regulated subsidiaries are restricted by the regulations of the U.S. Securities and Exchange Commission, the New York Stock Exchange and other regulatory agencies and by certain

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

covenants contained in the Company's revolving credit facilities. See Notes 6 and 7 to the consolidated financial statements. These restrictions may limit the amounts that these subsidiaries pay as dividends or advances to the Company.

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At December 31, 2003, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

NOTE 10. EMPLOYEE BENEFIT AND INCENTIVE PLANS

RETIREMENT PLANS

The Company participates in defined benefit pension plans through Citigroup that cover certain U.S. and non-U.S. employees. These plans resulted in expenses of $103 million, $60 million, and $42 million in 2003, 2002, and 2001, respectively. The Company has defined contribution employee savings plans through Citigroup covering certain eligible employees. The costs relating to these plans were $16 million, $17 million, and $7 million in 2003, 2002, and 2001, respectively.

HEALTH CARE AND LIFE INSURANCE

The Company participates in various benefit plans through Citigroup which provide certain health care and life insurance benefits for its active employees, qualifying retired U.S. employees and certain non-U.S. employees who reach the retirement criteria specified by the various plans. At December 31, 2003, there were approximately 32,200 active and 1,900 retired employees eligible for such benefits.

Expenses recorded for health care and life insurance benefits from continuing operations were $188 million, $180 million, and $129 million in 2003, 2002, and 2001, respectively.

INCENTIVE PLANS

The Company, through Citigroup, has adopted a number of equity compensation plans under which it administers stock options, restricted/deferred stock and stock purchase programs to attract, retain, and motivate officers and employees, to compensate them for their contributions to the growth and profits of the Company, and to encourage employee stock ownership. All of these plans are administered by the Personnel and Compensation of the Citigroup Board of Directors, which is comprised entirely of independent non-employee directors.

PRO FORMA EFFECT OF SFAS 123

Prior to January 1, 2003, the Company applied APB 25 and the related interpretations in accounting for its stock-based compensation plans. Under APB 25 there is generally no charge to earnings for employee stock option awards because the options granted under these plans have an exercise price equal to the market value of the underlying common stock on the grant date. Alternatively SFAS 123 allows companies to recognize compensation expense over the related service period based on the grant-date fair value of the stock award. Refer to
Note 1 for a further description of these accounting standards and a presentation of the effect on net income had the Company applied SFAS 123 in accounting for the Company's stock

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option plans. The pro forma adjustments relate to stock options granted from 1995 through 2002, for which the fair value on the date of the grant was determined using a Black-Scholes option pricing model. In accordance with SFAS 123, no effect has been given to options granted prior to 1995. The fair values of stock-based awards are based on assumptions that were determined at the grant date.

SFAS 123 requires that reload options be treated as separate grants from the related original grants. Under the Company's reload program, upon exercise of an option, employees use previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, and receive a reload option covering the same number of shares used for such purposes. Reload options vest at the end of a six month period. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares so acquired, in furtherance of the Company's long standing policy of encouraging increased employee stock ownership. The result of this program is that employees generally will exercise options as soon as they are able and, therefore these options have shorter expected lives. Shorter option lives result in lower valuations using a Black-Scholes option model. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

Shares received through option exercises under the reload program, as well as certain other options granted, are subject to restrictions on sale. Discounts have been applied to the fair value of options granted to reflect these sale restrictions. The following assumptions were used to calculate the effect of SFAS 123:

                     Assumptions                                     2003          2002          2001
-------------------------------------------------------------------------------------------------------
Expected volatility                                                    37.7%         37.2%         38.6%
Risk-free interest rate                                                2.00%         3.90%         4.66%
Expected annual dividends per share prior to July 14, 2003        $    0.92     $    0.92     $    0.92
Expected annual dividends per share on or
    after July 14, 2003                                           $    1.54             -             -
Expected annual forfeiture rate  - original & reload grants               7%            7%            5%
Expected annual forfeiture rate-Stock Purchase Program
   Grants                                                                10%            -             -

RESTRICTED STOCK PLANS

The Company has various restricted stock plans through Citigroup, including the Capital Accumulation Plan, under which stock of Citigroup is issued in the form of restricted stock to participating officers and employees. The restricted stock generally vests after a two- or three-year period. Except under limited circumstances, during the vesting period the stock cannot be sold or transferred by the participant, and is subject to total or partial cancellation if the participant's employment is terminated. Certain participants may elect to receive part of their awards in restricted stock and part in stock options. Unearned compensation associated with the restricted stock grants is included in "Other assets" in the consolidated statement of financial condition and represents the market value of Citigroup common stock at the date of grant and is recognized as a

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charge to income ratably over the vesting period. These plans resulted in expenses of $1,174 million, $1,111 million, and $873 million for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 11. INCOME TAXES

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

The components of income taxes reflected on the consolidated statements of income are:

           Dollars in millions
          Year Ended December 31,                  2003           2002           2001
--------------------------------------------------------------------------------------
Current tax provision:
   U.S. federal                                  $ 1,294        $   972        $ 1,108
   State and local                                   285            261            265
   Non-U.S                                           132             34            150
                                                 -------        -------        -------
    Total current tax provision                    1,711          1,267          1,523
                                                 -------        -------        -------
Deferred tax provision/(benefit):
   U.S. federal                                       95            (91)           (13)
   State and local                                    38             24            (18)
   Non-U.S                                           (64)            42              -
                                                 -------        -------        -------
    Total deferred tax provision/(benefit)            69            (25)           (31)
                                                 -------        -------        -------
Provision for income taxes                       $ 1,780        $ 1,242        $ 1,492
                                                 =======        =======        =======

Under SFAS 109, "Accounting for Income Taxes," temporary differences between recorded amounts and the tax bases of assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2003 and December 31, 2002, respectively, the Company's consolidated statements of financial condition included net deferred tax assets of $960 million and $1,002 million, comprised of the following:

                          Dollars in millions
                        Year Ended December 31,                                        2003           2002
-----------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Employee benefits and deferred compensation                                     $ 1,023        $ 1,123
     Restructuring and settlement reserves                                               319            374
     U.S. taxes provided on the undistributed earnings of non-U.S subsidiaries            41             22
     Cumulative translation adjustments                                                   17             17
     Other deferred tax assets                                                           372            322
                                                                                     -------        -------
Total deferred tax assets                                                              1,772          1,858
                                                                                     -------        -------

Deferred tax liabilities:
     Intangible assets                                                                  (269)          (331)
     Investment position activity                                                        (48)           (61)
     Lease obligations and fixed assets                                                 (360)          (391)
     Other deferred tax liabilities                                                     (135)           (73)
                                                                                     -------        -------
Total deferred tax liabilities                                                          (812)          (856)
                                                                                     -------        -------
Net deferred tax asset                                                               $   960        $ 1,002
                                                                                     =======        =======

The Company had no deferred tax asset valuation allowance at December 31, 2003 or December 31, 2002.

Management believes that the realization of the recognized net deferred tax asset of $960 million is more likely than not based on future reversals of existing temporary differences and current expectations as to future taxable income in the jurisdictions in which it operates. Under a tax sharing agreement with Citigroup, the Company is entitled to a current benefit if it incurs losses which are utilized in Citigroup's consolidated return. Citigroup, which has a history of strong earnings, has reported pretax financial statement income from continuing operations of approximately $22 billion, on average, over the last three years.

Tax benefits (liabilities) allocated directly to stockholder's equity were as follows:

                     Dollars in millions
                   Year Ended December 31,                          2003        2002       2001
-----------------------------------------------------------------------------------------------
  Foreign currency translation                                      $ 19        $  5       $ (5)
  Other comprehensive income                                          (5)          -          -
  Employee stock plans                                                35          18         17
                                                                    ----        ----       ----
Total tax benefits allocated directly to stockholder's equity       $ 49        $ 23       $ 12
                                                                    ====        ====       ====

The Company paid taxes of $1.5 billion and $2.1 billion in 2003 and 2002, respectively, and received net tax refunds of $114 million in year 2001. At December 31, 2003, the Company had a net income tax payable of $1.3 billion included in the accompanying consolidated statement of financial condition. Approximately $500 million of the net income tax payable was due to Citigroup. As a result of the September 11, 2001 terrorist attack, the United States Internal Revenue Service allowed

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

affected taxpayers, including the Company to postpone year 2001's third and fourth quarter estimated tax payments until January 15, 2002.

Foreign pretax earnings approximated $474.1 million in 2003, $104.8 million in 2002, and $275.3 million in 2001. As a U.S. corporation, Citigroup and its U.S. subsidiaries are subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of foreign subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2003, $1.3 billion of the Company's accumulated undistributed earnings was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $399 million would have to be provided if such earnings were remitted to the United States.

The following table reconciles the U.S. federal statutory income tax rate to the Company's effective tax rate:

                  Year Ended December 31,                              2003           2002           2001
---------------------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate for corporations                 35%            35%            35%
 Impact of:
  State and local (net of U.S. federal tax) and foreign taxes            5              5              4
  Tax advantaged income                                                 (2)            (1)            (1)
  Other, net                                                             -              2             (2)
                                                                        --             --             --
Effective tax rate                                                      38%            41%            36%
                                                                        ==             ==             ==

NOTE 12. PLEDGED ASSETS, COMMITMENTS, CONTINGENCIES, AND GUARANTEES

At December 31, 2003 and 2002, the approximate market values of collateral received that can be sold or repledged by the Company, excluding the impact of FIN 41, were:

                   (Dollars in millions)
                   Sources of collateral                                       2003              2002
-------------------------------------------------------------------------------------------------------
Securities purchased under agreements to resell                              $194,899          $164,569
Securities received in securities borrowed vs. pledged transactions            73,257            56,559
Securities received in securities borrowed vs. cash transactions               48,767            44,612
Collateral received in margined broker loans                                   21,806            19,827
Collateral received in securities loaned vs. pledged transactions               6,444             4,450
Collateral received in derivative transactions and other                          852             1,914
                                                                             --------          --------
Total                                                                        $346,025          $291,931
                                                                             ========          ========

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2003 and 2002, almost all collateral received was sold or repledged. At December 31, 2003 and 2002, the approximate market values of the portion of the above collateral, as well as financial instruments owned by the Company that were sold or repledged by the Company, excluding the impact of FIN 41, were:

                      (Dollars in millions)
             Uses of collateral and trading securities                            2003              2002
----------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                                  $242,790          $212,523
Collateral pledged out in securities borrowed vs. pledged transactions            63,206            51,206
Financial instruments sold, not yet purchased                                     55,926            46,856
Securities loaned out in securities loaned vs. cash transactions                  20,665             9,780
Collateral pledged to clearing organization or segregated under
       securities laws and regulations                                            15,615             7,936
Securities loaned out in securities loaned vs. pledged transactions               13,295            12,288
Other                                                                              1,182             1,871
                                                                                --------          --------
Total                                                                           $412,679          $342,460
                                                                                ========          ========

OTHER CONTINGENCIES

The Company had $1.1 billion and $962 million of outstanding letters of credit from banks to satisfy various collateral and margin requirements at December 31, 2003 and 2002, respectively.

OBLIGATIONS UNDER GUARANTEES

The Company provides a variety of guarantees and indemnifications to customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The Company believes such guarantees relate to an asset, liability, or equity security of the guaranteed parties.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are not expected to occur. There are no amounts reflected on the accompanying consolidated statement of financial condition as of December 31, 2003 and 2002 related to these indemnifications.

In addition, the Company is a member of or shareholder in numerous value transfer networks ("VTNs") (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligation as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, there are no amounts reflected on the accompanying consolidated statement of financial condition as of December 31, 2003 and 2002 for potential obligations that could arise from the Company's involvement with VTN associations.

Derivative instruments which include guarantees are credit default swaps, total return swaps, written foreign exchange options, written put options, written equity warrants, and written caps and floors. At December 31, 2003 and 2002, the carrying amount of the liabilities related to these derivatives was $2.4 billion and $2.8 billion, respectively.

The maximum potential loss represents the amounts that could be lost under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and greatly exceed anticipated losses. At December 31, 2003, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $62.7 billion, of which $6.5 billion expire within one year and $56.2 billion expire after one year. At December 31, 2002, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $38.8 billion. At December 31, 2003 and 2002, the maximum potential loss at fair value related to derivative guarantees other than credit default swaps and total rate of return swaps amounted to $2.1 billion and $2.3 billion, respectively.

Guarantees to joint ventures and other third parties primarily include guarantees of their debt obligations. At December 31, 2003, the carrying amount and the maximum potential loss related to these joint venture and other third-party guarantees were $589 million, of which $433 million expires within one year and $156 million expires after one year. At December 31, 2002, the carrying amount and the maximum potential loss related to joint venture and other third-party guarantees was $495 million. Securities and other marketable assets held as collateral to reimburse losses under other third-party guarantees amounted to $48 million and $42 million at December 31, 2003 and 2002, respectively.

Guarantees of collection of contractual cash flows protect investors in securitization trusts from loss of principal and interest relating to insufficient collections on the underlying receivables in the trust. At December 31, 2003 and 2002, the amount and the maximum potential loss related to guarantees of collection of contractual cash flows were $24 million and $22 million, respectively.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. LEGAL PROCEEDINGS

As described in the "Legal Proceedings" discussion on page 10, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of (i) the April 2003 settlement of research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General, (ii) the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney, (iii) underwritings for, and research coverage of, WorldCom, and (iv) the allocation of, and aftermarket trading in, securities sold in initial public offerings. The Company's reserve toward the costs of resolving the lawsuits and other legal proceedings in connection with these matters was $900 million at December 31, 2003. The total reserve established in 2002 amounted to approximately $1.2 billion pre-tax and an after-tax amount of $863 million.

It is not possible to predict the ultimate outcome of these lawsuits and other legal proceedings, or the timing of their resolution. Management reviews the status of these matters on an ongoing basis and will exercise its judgment in resolving them in such manner as it believes to be in the best interests of the Company. The Company will defend itself vigorously in these cases and believes that it has substantial defenses to the claims asserted. However, given the uncertainties of the timing and outcome of this type of litigation, the large number of cases, the multiple defendants in many of them, the very large aggregate damages sought by the plaintiffs, the novel issues presented, the length of time before these cases will be resolved by settlement or through litigation, and the current difficult litigation environment, it is not presently possible to determine the Company's ultimate exposure for these matters and there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserve accrued by the Company. In the opinion of the Company's management, the ultimate resolution of these lawsuits and other proceedings, while not likely to have a material adverse effect on the consolidated financial condition of the Company, may be material to the Company's operating results for any particular period.

NOTE 14. FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS AND RELATED RISKS

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

Interest rate swaps are OTC instruments where two counterparties agree to exchange periodic interest payment streams calculated on a predetermined notional principal amount. The most common interest rate swaps generally involve one party paying a fixed interest rate and the other party paying a variable rate. Other types of swaps include basis swaps, currency swaps, equity swaps, commodity swaps and swap options. Basis swaps consist of both parties paying variable interest streams

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on different reference rates. Cross-currency swaps involve the exchange of coupon payments in one currency for coupon payments in another currency. An equity swap is an agreement to exchange cash flows on a notional amount based on changes in the values of a referenced index, such as the Standard & Poor's 500 Index. Commodity swaps involve the exchange of a fixed price of a commodity for a floating price or the exchange of one floating price for a different floating price, throughout the swap term. The most common commodity swaps entered into by the Company include crude oil, refined oil products and natural gas.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company sells various financial instruments that have not been purchased ("short sales"). In order to sell them short, the Company borrows these securities, or receives the securities as collateral in conjunction with short-term financing agreements and, at a later date, must deliver (i.e., replace) like or substantially the same financial instruments or commodities to the parties from which they were originally borrowed. The Company is exposed to market risk for short sales. If the market value of an instrument sold short increases, the Company's obligation, reflected as a liability, would increase and revenues from principal transactions would be reduced.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of contractual commitments as of December 31, 2003 and 2002 is as follows:

                                                                       DECEMBER 31, 2003                   DECEMBER 31, 2002
                                                              ----------------------------------  ---------------------------------
                                                                Notional      Current Market or     Notional     Current Market or
                                                                   or            Fair Value            or           Fair Value
                                                              Contractual                         Contractual
                                                                            --------------------               --------------------
                  Dollars in billions                            Amounts     Assets  Liabilities     Amounts    Assets  Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Exchange-traded products:
   Futures contracts (a)                                       $    314.1   $     -    $     -     $    192.2  $     -    $     -
   Other exchange-traded products:
     Equity options                                                  50.5       1.7        1.8           50.8      1.4        2.0
     Fixed income options                                            11.6         -          -            7.2        -          -
     Foreign exchange options and commodity contracts                 3.4         -          -            2.3        -          -
                                                               ----------   -------    -------     ----------  -------    -------
Total exchange-traded products                                      379.6       1.7        1.8          252.5      1.4        2.0
                                                               ----------   -------    -------     ----------  -------    -------
Over-the-counter ("OTC") swaps, swap options, caps, floors
  and forward rate agreements:
   Swaps                                                          2,136.5                             2,567.7
   Swap options written                                              81.2                                60.1
   Swap options purchased                                            62.2                                52.7
   Caps, floors and forward rate agreements                         151.5                               181.9
                                                               ----------   -------    -------     ----------  -------    -------
Total OTC swaps, swap options, caps, floors and forward rate
 agreements (b)                                                   2,431.4       9.1        8.7        2,862.4     11.9        9.4
                                                               ----------   -------    -------     ----------  -------    -------
Other options and contractual commitments:
   Options and warrants on equities and equity indices               85.4       1.9        4.9           73.5      1.1        2.4
   Options and forward contracts on fixed income securities         469.3       1.7        2.0          628.7       .8         .4
   Foreign exchange contracts and options (b)                       131.0       1.1        1.2           58.7       .5         .5
   Commodity contracts                                                9.0        .1         .1            9.2       .1         .1
                                                               ----------   -------    -------     ----------  -------    -------
Total contractual commitments                                  $  3,505.7   $  15.6    $  18.7     $  3,885.0  $  15.8    $  14.8
                                                               ==========   =======    =======     ==========  =======    =======

(a) Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt of $14.4 billion and $5.0 billion at December 31, 2003 and $14.3 billion and $4.1 billion at December 31, 2002, respectively.)

The annual average balances of the Company's contractual commitments, based on month-end balances, are as follows:

                                                                       2003                          2002
                                                             ------------------------      ------------------------
                                                             Average        Average        Average        Average
               Dollars in billions                            Assets      Liabilities       Assets      Liabilities
-------------------------------------------------------------------------------------------------------------------
Swaps, swap options, caps, floors and
  forward rate agreements                                    $  10.3        $   8.3        $   8.1        $   7.4
Options and warrants on equities and equity indices              3.7            6.2            2.2            3.5
Foreign exchange contracts and options                            .6             .7             .3             .3
Commodity contracts                                               .1             .1             .1             .1
Options on forward contracts on fixed income
  securities                                                     1.0             .6             .6             .4
                                                             -------        -------        -------        -------
Total contractual commitments                                $  15.7        $  15.9        $  11.3        $  11.7
                                                             =======        =======        =======        =======

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CREDIT RISK

The Company regularly transacts business with retail customers, and transacts with, or owns securities issued by, a broad range of corporations, governments, international organizations, central banks and other financial institutions. Phibro regularly transacts business with independent and government-owned oil producers, a wide variety of end users, trading companies and financial institutions. Credit risk is measured by the loss the Company would record if its counterparties failed to perform pursuant to the terms of their contractual obligations and the value of collateral held, if any, was not adequate to cover such losses. The Company has established controls to monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses bilateral security agreements and master netting agreements whenever possible to mitigate the Company's exposure to counterparty credit risk. In accordance with FIN 39, the Company utilizes master netting agreements to net certain assets and liabilities by counterparty. The Company also nets across product lines and against cash collateral, provided such provisions are established in the master netting and cash collateral agreements. The Company may require counterparties to submit additional collateral pursuant to the above agreements when deemed necessary.

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

CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of issuers or counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. The Company monitors credit risk on both an individual and group counterparty basis. The Company's largest single concentration of credit risk is in securities issued by the U.S. government and its agencies, which totaled $51.2 billion at December 31, 2003 and $34.6 billion at December 31, 2002. With the addition of U.S. government and U.S. government agency securities pledged as collateral by counterparties in connection with collateralized financing activity, the Company's total holdings of U.S. government securities were $186.3 billion or 42% of the Company's total assets before FIN 41 netting at December 31, 2003 and $153.0 billion or 43% of the Company's total assets before FIN 41 netting at December 31, 2002. Concentrations with non-U.S. governments totaled $61.1 billion at December 31, 2003 and $53.8 billion at December 31, 2002. These consist predominantly of securities issued by the governments of major industrial nations. Remaining concentrations arise principally from contractual commitments with counterparties in financial or commodities transactions involving future settlement and fixed income securities owned. Excluding governments, no concentration with a single counterparty exceeded 1% of total assets at December 31, 2003 or 2002. North America and Europe represent the largest geographic concentrations. Among industries, other major derivatives dealers represent the largest group of counterparties.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. FAIR VALUE INFORMATION

SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments. The following information is presented to help the reader gain an understanding of the relationship between the amounts reported in the Company's consolidated financial statements and the related market or fair values. Specific accounting policies are discussed in Note 1 to the consolidated financial statements.

At December 31, 2003, $351.4 billion or 97% of the Company's total assets and $336.1 billion or 97% of the Company's total liabilities were carried at market value or fair value or at amounts that approximate such values. At December 31, 2002, $282.6 billion or 97% of the Company's total assets and $268.7 billion or 96% of the Company's total liabilities were carried at either market or fair values or at amounts that approximate such values. Financial instruments recorded at market or fair value include cash and cash equivalents, financial instruments, and contractual commitments.

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

                                                             2003                 2002
                                                          Liabilities          Liabilities
                                                       -----------------    ----------------
           Dollars in billions                         Carrying     Fair    Carrying    Fair
                December 31,                             Value     Value      Value    Value
--------------------------------------------------------------------------------------------
Financial instruments primarily recorded at
contractual amounts or historical amounts that do
not necessarily approximate market or fair value:
   Fixed rate term debt                                  $9.5      $9.3      $10.3     $10.3
                                                         ----      ----      -----     -----

The fair value of fixed rate term debt has been estimated by using a discounted cash flow analysis.

NOTE 16. RELATED PARTY BALANCES

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

During 2003 and 2002, the Company securitized various types of assets including commercial and residential mortgages, high yield bonds, government, agency and corporate securities, and municipal bonds. Proceeds from these securitizations were approximately $29 billion in 2003, $24 billion in 2002, $19 billion in 2001, which contributed to pre-tax gains and related fees of $125 million, $105 million, $97 million in 2003, 2002, and 2001, respectively.

To a limited extent, the Company also retains interests in these securitizations for which the Company was the securitizer. Such retained positions are carried at fair value with the changes in fair value reported in earnings. As of December 31, 2003 and 2002, the largest portion of these retained positions was in securitizations of commercial and residential mortgages, agency mortgage securities and collateralized debt obligations which totaled $3.6 billion and $1.0 billion, respectively.

The key assumptions used in estimating the fair value of these retained interests at December 31, 2003 and 2002, were:

COMMERCIAL MORTGAGES

                                             2003                      2002
                                             ----                     -----
Discount Rate                                2%-9%                    2%-28%
                                             ----                     -----

RESIDENTIAL MORTGAGES

                                              2003                    2002
                                             -----                   ------
Discount Rate                                2%-81%                  23%-40%
Expected Prepayment Rate                     8%-48%                   5%-40%
Anticipated Credit Loss                      0%-80%                  30%-50%
                                             -----                   ------

AGENCY SECURITIES

                                              2003                    2002
                                             -----                   ------
Discount Rate                                2%-56%                   2%-49%
Expected Prepayment Rate                     8%-29%                  15%-51%
                                             -----                   ------

COLLATERALIZED DEBT OBLIGATIONS

                                               2003                   2002
                                             -------                 ------
Discount Rate                                0.4%-10%                 1%-18%
Recovery Rate                                 30%-70%                40%-70%
                                             -------                 ------

At December 31, 2003 and 2002, the impact of altering, on a pre-tax basis, each of the assumptions to assumptions that are 10% and 20% less favorable and do not include the impact of hedges that the Company has in place, is as follows:

COMMERCIAL MORTGAGES

                                          2003                   2002
                                   ---------------------------------------
(Dollars in millions)                10%         20%         10%        20%
                                   ----         ----       ----        ---
Discount Rate                      $0.3         $0.6       $1.5        $2.9
                                   ----         ----       ----        ---

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESIDENTIAL MORTGAGES

                                            2003                            2002
                                  -------------------------------------------------------
(Dollars in millions)                  10%             20%             10%             20%
                                  -------         -------         -------         -------
Discount Rate                     $  12.2         $  20.5         $   1.8         $   3.5
Expected Prepayment rate          $     -         $   0.5         $   0.5         $   1.0
Anticipated Credit Loss           $   1.6         $   2.1         $   1.9         $   3.9
                                  -------         -------         -------         -------

AGENCY SECURITIES

                                            2003                            2002
                                  -------------------------------------------------------
(Dollars in millions)                  10%             20%             10%             20%
                                  -------         -------         -------         -------
Discount Rate                     $  33.5         $  65.7         $  11.3         $  22.0
Expected Prepayment rate          $   0.2         $   0.3         $   4.0         $   7.8
                                  -------         -------         -------         -------

COLLATERALIZED DEBT OBLIGATIONS

                                            2003                            2002
                                  -------------------------------------------------------
(Dollars in millions)                  10%             20%             10%            20%
                                  -------         -------         -------         -------
Discount Rate                     $   5.1         $  10.1         $   2.5         $   5.1
Recovery Rate                     $     -         $     -         $     -         $   0.1
                                  -------         -------         -------         -------

VARIABLE INTEREST ENTITIES

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

         In millions of dollars              December 31, 2003
--------------------------------------------------------------
Cash                                               $   25
Financial Instruments Owned & Contractual
   Commitments                                      3,127
Receivables - Other                                   124
Other Assets                                          753
                                                   ------
Total Assets of Consolidated VIEs                  $4,029
                                                   ======

The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $563 million related to VIEs consolidated as a result of FIN 46. Approximately $1.8 billion of the total assets of consolidated VIEs represents structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for its clients. Approximately $2.2 billion of the total assets of consolidated VIEs represents investment vehicles that were established to provide a return to the investors in the vehicles.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may provide liquidity facilities to the VIEs, may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of guarantees to the VIEs, and may also have an ownership interest or other investment in certain VIEs. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to the Company except where the Company has provided a liquidity facility to the VIE, a guarantee to the investors, or is the counterparty to a derivative transaction involving the VIE.

In addition to the VIEs that are consolidated in accordance with FIN 46, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include collateralized debt obligations ("CDOs"), structured finance transactions, and various investment funds and are explained in the paragraphs which follow.

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher rated debt CDO securities or U. S. Treasury securities to provide a greater or a very high degree of certainty, respectively, of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. At December 31, 2003, such transactions involved VIEs with approximately $8.0 billion in assets.

The Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. These transactions include trust preferred entities, investment vehicles and other structured transactions. At December 31, 2003, such transactions involved VIEs with approximately $50.4 billion in assets.

As previously mentioned, the Company may provide liquidity facilities to the VIEs, may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of guarantees to the VIEs and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $8.6 billion at December 31, 2003. For this purpose, maximum exposure is considered to be the notional amounts of guarantees and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where the Company has an ownership interest in the VIEs.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. CGMHI ONLY CONDENSED FINANCIAL STATEMENTS

The following are condensed financial statements of Citigroup Global Markets Holdings Inc. (CGMHI Only):

     CGMHI ONLY CONDENSED STATEMENTS OF INCOME

       Dollars in millions
     Year Ended December 31,                  2003             2002             2001
-------------------------------------------------------------------------------------
Revenues, net of interest expense           $    89          $   100          $   (27)
Noninterest expenses                             44               24               54
                                            -------          -------          -------
Income (loss) before income taxes                45               76              (81)
Provision for income taxes                      151               28               26
Equity in earnings of subsidiaries            2,999            1,739            2,734
                                            -------          -------          -------
Net income                                  $ 2,893          $ 1,787          $ 2,627
                                            =======          =======          =======

CGMHI ONLY CONDENSED STATEMENTS OF FINANCIAL CONDITION

                Dollars in millions
                    December 31,                                   2003             2002
-----------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                        $     -          $     -
Financial instruments owned and contractual commitments              323              143
Receivables                                                        1,004              609
Receivable from subsidiaries (1)                                  59,658           51,753
Investment in subsidiaries                                        12,614           10,077
Other assets                                                       1,653            1,665
                                                                 -------          -------
Total assets                                                     $75,252          $64,247
                                                                 =======          =======
Liabilities and stockholder's equity:
Commercial paper and other short-term borrowings                 $19,637          $20,180
Payable to subsidiaries                                            1,117            1,189
Financial instruments sold, not yet purchased, and
   contractual commitments                                         3,747              647
Other liabilities                                                  1,610            1,429
Term debt                                                         33,519           27,832
Subordinated debt payable to SSBH Capital Trust I                      -              412
                                                                 -------          -------
Total liabilities                                                 59,630           51,689
Stockholder's equity                                              15,622           12,558
                                                                 -------          -------
Total liabilities and stockholder's equity                       $75,252          $64,247
                                                                 =======          =======

(1) Includes $6.3 billion and $4.4 billion of subordinated note receivables at December 31, 2003 and December 31, 2002, respectively.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CGMHI ONLY CONDENSED STATEMENTS OF CASH FLOWS

                   Dollars in millions
                  Year ended December 31,                              2003            2002            2001
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in commercial paper
       and other short-term borrowings                               $   (543)       $  4,139        $ (2,519)
   Proceeds from issuance of term debt                                 15,429           8,898          10,530
   Term debt maturities and repurchases                               (10,285)         (6,034)         (5,378)
   Capital contribution from Parent                                       500             500               -
   Other capital transactions                                             (26)             12             203
   Dividends paid                                                      (1,056)         (1,727)         (2,660)
                                                                     --------        --------        --------
Cash provided by financing activities                                   4,019           5,788             176
                                                                     --------        --------        --------
Cash flows from investing activities:
   Increase in receivables from subsidiaries, net                      (7,891)         (7,533)         (5,418)
   Dividends received from subsidiaries                                 1,170           2,236           2,723
   Capital (infusions to) distributions from subsidiaries, net             41            (261)             14
                                                                     --------        --------        --------
Cash used in investing activities                                      (6,680)         (5,558)         (2,681)
                                                                     --------        --------        --------
Cash provided by (used in) operating activities                         2,661            (230)          2,505
                                                                     --------        --------        --------
Increase in cash and cash equivalents                                       0               0               0
Cash and cash equivalents at beginning of year                              0               0               0
                                                                     --------        --------        --------
Cash and cash equivalents at end of year                             $      0        $      0        $      0
                                                                     ========        ========        ========

BASIS OF PRESENTATION

The accompanying condensed financial statements, which include the accounts of CGMHI, a direct wholly owned subsidiary of Citigroup, should be read in conjunction with the consolidated financial statements of the Company.

Investments in subsidiaries are accounted for under the equity method. For information regarding the Company's term debt and commercial paper and other short term borrowings, see Notes 6 and 7 to the consolidated financial statements.

RELATED PARTY TRANSACTIONS

CGMHI engages in various transactions with its subsidiaries that are characteristic of a consolidated group under common control. As a public debt issuer, CGMHI has access to long-term sources of funds that are loaned from CGMHI to certain of its subsidiaries. Such intercompany advances are payable on demand and bear interest at varying rates.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the year ended December 31, 2003 were as follows:

                                                         Quarter Ended
       Dollars in millions             March 31     June 30    September 30  December 31
----------------------------------------------------------------------------------------
Noninterest revenues                    $3,096       $3,484       $3,054        $3,167
Net interest and dividends                 660          736          676           789
                                        ------       ------       ------        ------
Revenues, net of interest expense        3,756        4,220        3,730         3,956
Expenses, excluding interest             2,718        3,014        2,661         2,596
                                        ------       ------       ------        ------
Income before income taxes               1,038        1,206        1,069         1,360
Provision for income taxes                 388          467          406           519
                                        ------       ------       ------        ------
Net income                              $  650       $  739       $  663        $  841
                                        ======       ======       ======        ======

Quarterly results for the year ended December 31, 2002 were as follows:

                                                                            Quarter Ended
                Dollars in millions                      March 31        June 30    September 30   December 31
--------------------------------------------------------------------------------------------------------------
Noninterest revenues                                      $ 3,396        $ 3,051       $ 2,655       $ 2,548
Net interest and dividends                                    678            781           646           651
                                                          -------        -------       -------       -------
Revenues, net of interest expense                           4,074          3,832         3,301         3,199
Expenses, excluding interest                                2,872          2,843         2,453         3,185
                                                          -------        -------       -------       -------
Income before income taxes and cumulative
  effect of change in accounting principle                  1,202            989           848            14
Provision for income taxes                                    449            370           319           104
                                                          -------        -------       -------       -------
Income before cumulative effect of
  change in accounting principle                              753            619           529           (90)
                                                          -------        -------       -------       -------
Cumulative effect of change in accounting principle
  (net of tax benefit of $1)                                  (24)             -             -             -
                                                          -------        -------       -------       -------
Net income (loss)                                         $   729        $   619       $   529       $   (90)
                                                          =======        =======       =======       =======