Form 10-Q
period 2004-03-31
CITIGROUP GLOBAL MARKETS HOLDINGS INC
filed 2004-05-14
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                                                 PAGE
                                                                                                 ----
Part I.     Financial Information

  Item 1.   Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Income (Unaudited) -
                  Three months ended March 31, 2004 and 2003                                        1

            Condensed Consolidated Statements of Financial Condition -
                  March 31, 2004 (Unaudited) and December 31, 2003                                2-3

            Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Three months ended March 31, 2004 and 2003                                        4

            Notes to Condensed Consolidated Financial Statements (Unaudited)                     5-14

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         15-21

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk                             22

  Item 4.   Controls and Procedures                                                                22

Part II.    Other Information

  Item 1.   Legal Proceedings                                                                   22-24

  Item 6.   Exhibits and Reports on Form 8-K                                                    24-25

Exhibit Index                                                                                      25

Signatures                                                                                         26

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

Dollars in millions
Three Months Ended March 31,                               2004            2003
---------------------------------------------------------------------------------
Revenues:
    Commissions                                          $  1,197        $    823
    Asset management and administration fees                1,005             798
    Investment banking                                        882             827
    Principal transactions                                    310             621
    Other                                                      44              27
---------------------------------------------------------------------------------
Total non-interest revenues                                 3,438           3,096
---------------------------------------------------------------------------------
    Interest and dividends                                  2,194           2,032
    Interest expense                                        1,230           1,372
---------------------------------------------------------------------------------
Net interest and dividends                                    964             660
---------------------------------------------------------------------------------
Revenues, net of interest expense                           4,402           3,756
---------------------------------------------------------------------------------
Non-interest expenses:
    Compensation and benefits                               2,355           2,035
    Floor brokerage and other production                      191             158
    Communications                                            141             167
    Occupancy and equipment                                   137             136
    Professional services                                     128              80
    Advertising and market development                         76              60
    Other operating and administrative expenses                81              82
---------------------------------------------------------------------------------
Total non-interest expenses                                 3,109           2,718
---------------------------------------------------------------------------------
Income before income taxes                                  1,293           1,038
Provision for income taxes                                    472             388
---------------------------------------------------------------------------------
Net income                                               $    821        $    650
=================================================================================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              March 31,                     December 31,
Dollars in millions                                                             2004                           2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Assets:
Cash and cash equivalents                                                            $   5,279                       $     6,312
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                             3,830                             2,806

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                      $ 110,875                    $  108,984
   Deposits paid for securities borrowed                                   57,402                        50,192
                                                                        ---------                    ----------
                                                                                       168,277                           159,176

Financial instruments owned and contractual commitments:
  (Approximately $66 billion and $63 billion were pledged to various parties at March 31, 2004 and December 31, 2003, respectively)
    U.S. government and government agency securities                       41,013                        51,205
    Corporate debt securities                                              36,359                        33,221
    Equity securities                                                      24,979                        19,610
    Contractual commitments                                                15,208                        15,554
    Non-U.S. government and government agency securities                   13,417                        11,929
    Mortgage loans and collateralized mortgage obligations                  9,231                         8,275
    Money market instruments                                                3,338                         5,369
    Other financial instruments                                             7,871                         8,682
                                                                        ---------                    ----------
                                                                                       151,416                           153,845
Receivables:
   Customers                                                               20,214                        18,831
   Brokers, dealers and clearing organizations                             14,968                         7,560
   Other                                                                    3,141                         2,865
                                                                        ---------                    ----------
                                                                                        38,323                            29,256

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $1,106 and
  $1,081, respectively                                                                   1,333                             1,384

Goodwill                                                                                 1,531                             1,531

Intangibles                                                                                801                               800

Other assets                                                                             7,015                             6,151
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $ 377,805                       $   361,261
================================================================================================================================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              March 31,                     December 31,
Dollars in millions, except share data                                          2004                           2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                     $  27,376                       $    22,644

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                       $ 127,721                    $  135,301
   Deposits received for securities loaned                                 25,268                        19,503
                                                                        ---------                    ----------
                                                                                       152,989                           154,804
Financial instruments sold, not yet purchased, and
   contractual commitments:
   Non-U.S. government and government agency securities                    26,339                        24,373
   U.S. government and government agency securities                        18,798                        16,524
   Contractual commitments                                                 18,578                        18,698
   Corporate debt securities and other                                     13,060                        10,593
   Equity securities                                                        5,011                         4,436
                                                                        ---------                    ----------
                                                                                        81,786                            74,624
Payables and accrued liabilities:
   Customers                                                               30,599                        23,848
   Brokers, dealers and clearing organizations                              5,253                        11,317
   Other                                                                   15,927                        14,660
                                                                        ---------                    ----------
                                                                                        51,779                            49,825
Term debt                                                                               47,818                            43,742

Stockholder's equity:
    Common stock (par value $.01 per share 1,000 shares
         authorized; 1,000 shares issued and outstanding)                       -                             -
    Additional paid-in capital                                              4,282                         4,241
    Retained earnings                                                      11,770                        11,375
    Accumulated changes in equity from nonowner sources                         5                             6
                                                                        ---------                    ----------
Total stockholder's equity                                                              16,057                            15,622
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                           $ 377,805                       $   361,261
================================================================================================================================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

Dollars in millions
Three Months Ended March 31,                                                                        2004            2003
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                     $      821      $      650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                                          84             102
Net change in:
  Cash segregated and on deposit for Federal and other regulations or
    deposited with clearing organizations                                                            (1,024)             51
  Securities borrowed or purchased under agreements to resell                                        (9,101)        (11,373)
  Financial instruments owned and contractual commitments                                             2,429         (15,325)
  Receivables                                                                                        (9,067)           (198)
  Goodwill, intangibles and other assets, net                                                          (998)           (382)
  Securities loaned or sold under agreements to repurchase                                           (1,815)         21,623
  Financial instruments sold, not yet purchased, and contractual commitments                          7,162           2,061
  Payables and accrued liabilities                                                                    1,954           3,278
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                  (9,555)            487
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in commercial paper and other short-term borrowings                                        4,732             180
  Proceeds from issuance of term debt                                                                 8,494           2,440
  Term debt maturities and repurchases                                                               (4,245)         (3,194)
  Repayment of mandatorily redeemable securities of subsidiary trust                                      -            (400)
  Capital contribution from Parent                                                                        -             500
  Dividends paid                                                                                       (426)             (6)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                   8,555            (480)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Property, equipment and leasehold improvements, net                                                   (33)            (29)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                   (33)            (29)
----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                            (1,033)            (22)
Cash and cash equivalents at January 1,                                                               6,312           3,722
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31,                                                           $    5,279      $    3,700
===========================================================================================================================

Interest paid did not differ materially from the amount of interest expense recorded for financial statement purposes.

The Company paid cash for income taxes, net of refunds, of $400 million during the three months ended March 31, 2004 and paid cash for income taxes, net of refunds of $470 million during the three months ended March 31, 2003.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements reflect the accounts of Citigroup Global Markets Holdings Inc. (formerly, Salomon Smith Barney Holdings Inc.) ("CGMHI"), a New York corporation, and its subsidiaries (collectively, the "Company"). The Company is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). Material intercompany transactions have been eliminated.

The unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of management's best judgment and estimates. Estimates, including the fair value of financial instruments and contractual commitments, the outcome of litigation, realization of deferred tax assets and other matters that affect the reported amounts and disclosures of contingencies in the unaudited condensed consolidated financial statements, may vary from actual results. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. Certain prior period amounts have been reclassified to conform to the current period presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in CGMHI's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

ACCOUNTING CHANGES

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On January 1, 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN 46-R"), which includes substantial changes from the original FIN 46. Included in these changes, the calculation of expected losses and expected residual returns has been altered to reduce the impact of decision maker and guarantor fees in the calculation of expected residual returns and expected losses. In addition, the definition of a variable interest has been changed in the revised guidance. The cumulative effect of adopting FIN 46-R was an increase to assets and liabilities of approximately $510 million, primarily due to certain structured finance transactions.

FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and FIN 46-R and is called a variable interest entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" ("SFAS 94"). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

that has a majority of the expected losses or a majority of the expected residual returns or both.

For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. In October 2003, FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company elected to implement the provisions of FIN 46 in the third quarter of 2003, resulting in the consolidation of VIEs increasing both total assets and total liabilities by approximately $712 million. The implementation of FIN 46 encompassed a review of thousands of entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. See Note 8 to the condensed consolidated financial statements.

PROFIT RECOGNITION ON BIFURCATED HYBRID INSTRUMENTS

On January 1, 2004, the Company revised the application of Derivatives Implementation Group ("DIG") Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the Securities and Exchanges Commission ("SEC") staff gave a speech which revised the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date profit must instead be amortized over the life of the hybrid instrument. The impact of this change in application was a $51 million pretax reduction in revenue in the 2004 first quarter. This revenue will be recognized over the life of the transactions.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with exit or disposal activities, other than in a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard were effective for exit or disposal activities initiated after December 31, 2002. The impact of adopting SFAS 146 was not material.

GUARANTEES AND INDEMNIFICATIONS

On January 1, 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. The impact of adopting FIN 45 was not material. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. Accordingly, these disclosures are included in Note 7 to the condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

STOCK-BASED COMPENSATION

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the alternative method of accounting, an offsetting increase to stockholder's equity under SFAS 123, is recorded equal to the amount of compensation expense charged. During the first quarter of 2004, the Company changed its option valuation method from the Black-Scholes model to the binomial method. The impact of this change was not material.

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

LIABILITIES AND EQUITY

On July 1, 2003, the Company adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial condition. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003, and did not have a material impact on the Company's condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.     COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources, which, for the Company, are comprised of cumulative translation adjustments and unrealized gains and losses on certain investments held by equity method investees, net of tax:

Dollars in millions
Three months ended March 31,                               2004           2003
--------------------------------------------------------------------------------
Net income                                                $  821         $  650
Other changes in equity from nonowner sources                 (1)            (3)
--------------------------------------------------------------------------------
Total comprehensive income                                $  820         $  647
================================================================================

NOTE 3.     CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to CGMHI's principal regulated subsidiaries at March 31, 2004, are as follows:

                                                                                             NET
                                                                                           CAPITAL
                                                                                           (U.S.) OR
                                                                                           FINANCIAL     EXCESS OVER
(DOLLARS IN MILLIONS)                                                                      RESOURCES       MINIMUM
SUBSIDIARY                                            JURISDICTION                          (U.K.)       REQUIREMENTS
---------------------------------------------------------------------------------------------------------------------
Citigroup Global Markets Inc.         U.S. Securities and Exchange Commission
                                      Uniform Net Capital Rule (Rule 15c3-1)               $  3,086        $  2,588

Citigroup Global Markets Limited      United Kingdom's Financial Services Authority        $  5,754        $  1,859
---------------------------------------------------------------------------------------------------------------------

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of CGMHI, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At March 31, 2004, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

NOTE 4.     CONTRACTUAL COMMITMENTS

Contractual commitments used for trading purposes include derivative instruments such as interest rate, equity, currency and commodity swap agreements, swap options, caps and floors, options, warrants and financial commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts", provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued are reported as liabilities in "Contractual commitments."

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

A summary of the Company's contractual commitments as of March 31, 2004 and December 31, 2003 are as follows:

                                                                          MARCH 31, 2004                   DECEMBER 31, 2003
                                                                ----------------------------------  --------------------------------
                                                                 Notional     Current Market or       Notional   Current Market or
                                                                    or           Fair Value             or           Fair Value
                                                                Contractual  ---------------------  Contractual --------------------
Dollars in billions                                               Amounts     Assets   Liabilities    Amounts    Assets  Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Exchange-traded products:
    Futures contracts (a)                                        $  301.2    $     -     $    -      $   314.1  $      -   $     -
    Other exchange-traded products:
      Equity options                                                 72.6         .8         .8           50.5       1.7       1.8
      Fixed income options                                           30.8          -          -           11.6         -         -
      Foreign exchange options and commodity contracts                4.2          -          -            3.4         -         -
------------------------------------------------------------------------------------------------------------------------------------
Total exchange-traded products                                      408.8         .8         .8          379.6       1.7       1.8
------------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps, floors
  and forward rate agreements:
    Swaps                                                         2,496.6                              2,136.5
    Swap options written                                             91.9                                 81.2
    Swap options purchased                                           66.3                                 62.2
    Caps, floors and forward rate agreements                        160.7                                151.5
------------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps, swap options, caps, floors and forward rate
agreements (b)                                                    2,815.5        9.4       10.3        2,431.4       9.1       8.7
------------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:
    Options and warrants on equities and equity indices              99.1        2.1        5.3           85.4       1.9       4.9
    Options and forward contracts on fixed income securities        696.9        1.7        1.0          469.3       1.7       2.0
    Foreign exchange contracts and options (b)                      160.6        1.0        1.1          131.0       1.1       1.2
    Commodity contracts                                               9.4         .2         .1            9.0        .1        .1
------------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                                    $4,190.3    $  15.2     $ 18.6      $ 3,505.7  $   15.6   $  18.7
====================================================================================================================================

(a) Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $15.5 billion and $5.2 billion at March 31, 2004, respectively, and $14.4 billion and $5.0 billion at December 31, 2003, respectively.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.     SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

Dollars in millions
Three months ended March 31,                    2004          2003
---------------------------------------------------------------------
Revenues, net of interest expense:
    Investment Services                      $   2,417      $   2,219
    Private Client Services                      1,687          1,300
    Asset Management                               298            237
---------------------------------------------------------------------
Total                                        $   4,402      $   3,756
=====================================================================
Total non-interest expenses:
    Investment Services                      $   1,607      $   1,510
    Private Client Services                      1,312          1,068
    Asset Management                               190            140
---------------------------------------------------------------------
Total                                        $   3,109      $   2,718
=====================================================================
Net Income:
    Investment Services                      $     526      $     448
    Private Client Services                        229            142
    Asset Management                                66             60
---------------------------------------------------------------------
Total                                        $     821      $     650
=====================================================================

Total assets of the Investment Services, Private Client Services and Asset Management segments were $360.3 billion, $15.7 billion and $1.8 billion, respectively, at March 31, 2004 and $346.0 billion, $13.6 billion and $1.7 billion, respectively, at December 31, 2003. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

NOTE 6.     LEGAL PROCEEDINGS

For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q. In addition, in the ordinary course of business, the Company and its subsidiaries are defendants or co-defendants or parties in various litigation and other regulatory matters incidental to and typical of the business in which they are engaged. In connection with its discontinued commodities processing operations, the Company and certain of its subsidiaries are subject to claims asserted by the U.S. Environmental Protection Agency, certain state agencies and private parties in connection with environmental matters. In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the consolidated financial condition of the Company, but, if involving monetary liability, may be material to the Company's operating results for any particular period.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the accompanying condensed consolidated statement of financial condition as of March 31, 2004 and December 31, 2003 related to these indemnifications.

In addition, the Company is a member of or shareholder in numerous value transfer networks ("VTNs") (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligation as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, there are no amounts reflected on the accompanying condensed consolidated statement of financial condition as of March 31, 2004 and December 31, 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

Derivative instruments which include guarantees are credit default swaps, total return swaps, written foreign exchange options, written put options, written equity warrants, and written caps and floors. At March 31, 2004 and December 31, 2003, the carrying amount of the liabilities related to these derivatives was $2.5 billion and $2.4 billion, respectively.

The maximum potential loss represents the amounts that could be lost under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and greatly exceed anticipated losses. At March 31, 2004, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $81.1 billion, of which $7.4 billion expire within one year and $73.7 billion expire after one year. At December 31, 2003, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $62.7 billion. At March 31, 2004 and December 31, 2003, the maximum potential loss at fair value related to derivative guarantees other than credit default swaps and total rate of return swaps amounted to $2.2 billion and $2.1 billion, respectively.

Guarantees to joint ventures and other third parties primarily include guarantees of their debt obligations. At March 31, 2004, the carrying amount and the maximum potential loss related to these joint venture and other third party guarantees were $584 million, of which $481 million expires within one year and $103 million expires after one year. At December 31, 2003, the carrying amount and the maximum potential loss related to

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

these joint venture and other third party guarantees were $589 million. Securities and other marketable assets held as collateral to reimburse losses under other third party guarantees amounted to $47 million and $48 million at March 31, 2004 and December 31, 2003, respectively.

Guarantees of collection of contractual cash flows protect investors in securitization trusts from loss of principal and interest relating to insufficient collections on the underlying receivables in the trust. At March 31, 2004 and December 31, 2003 the carrying amount and the maximum potential loss related to guarantees of collection of contractual cash flows were $24 million.

NOTE 8.     VARIABLE INTEREST ENTITIES

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

IN MILLIONS OF DOLLARS                                      MARCH 31, 2004  DECEMBER 31, 2003
---------------------------------------------------------------------------------------------
Cash                                                           $   860           $    25
Financial Instruments Owned & Contractual
Commitments                                                      3,275             3,127
Receivables - Other                                                181               124
Other Assets                                                       593               753
                                                            ---------------------------------
Total Assets of Consolidated VIEs                              $ 4,909           $ 4,029
                                                            =================================

The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $510 million related to VIEs newly consolidated as a result of adopting FIN 46-R. As of March 31, 2004 and December 31, 2003, approximately $1.6 billion and $1.8 billion, respectively, of the total assets of consolidated VIEs represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for its clients. As of March 31, 2004 and December 31, 2003, approximately $3.3 billion and $2.2 billion, respectively, of the total assets of consolidated VIEs represents investment vehicles that were established to provide a return to the investors in the vehicles.

The Company may provide liquidity facilities to the VIEs, may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of guarantees to the VIEs, and may also have an ownership interest or other investment in certain VIEs. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to the Company, except where the Company has provided a liquidity facility to the VIE, a guarantee to the investors, or is the counterparty to a derivative transaction involving the VIE.

In addition to the VIEs that are consolidated in accordance with FIN 46-R, the Company has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. These include collateralized debt obligations ("CDOs"), structured finance transactions, and various investment funds and are explained in the paragraphs which follow.

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher-rated debt CDO securities or U. S. Treasury securities to provide a greater or a very high degree of certainty, respectively, of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. At March 31, 2004 and December 31, 2003, such transactions involved VIEs with approximately $8.6 billion and $8.0 billion in assets, respectively.

The Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. These transactions include trust preferred entities, investment vehicles and other structured transactions. At March 31, 2004 and December 31, 2003, such transactions involved VIEs with approximately $57.8 billion and $50.4 billion in assets, respectively.

As previously mentioned, the Company may provide liquidity facilities to the VIEs, may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of guarantees to the VIEs and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $10.4 billion and $8.6 billion at March 31, 2004 and December 31, 2003, respectively. For this purpose, maximum exposure is considered to be the notional amounts of guarantees and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where the Company has an ownership interest in the VIEs.

NOTE 9.     SUBSEQUENT EVENT

On May 6, 2004, the Company, through its parent, Citigroup reached a settlement of class action litigation brought on behalf of purchasers of WorldCom securities which was pending in the United States District Court for the Southern District of New York as In re WorldCom, Inc. Securities Litigation, No. 02 Civ. 3288 (DLC). The settlement is subject to Court approval. Under the terms of the settlement, the Company will pay $2.65 billion, or $1.64 billion after tax, to the settlement class, which consists of all persons who purchased or otherwise acquired publicly traded securities of WorldCom during the period from April 29, 1999 through and including June 25, 2002. The payment will be allocated between purchasers of WorldCom stock and purchasers of WorldCom bonds. Plaintiffs' attorneys' fees (the amount has not been determined) will come out of the settlement amount.

The Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of (i) the April 2003 settlement of research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General, (ii) the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney, (iii) underwritings for, and research coverage of, WorldCom, and (iv) the allocation of, and aftermarket trading in, securities sold in initial public offerings. On May 10, 2004, Citigroup Inc. announced that it was taking a charge of $4.95 billion after-tax to cover the cost of resolving the lawsuits and other legal proceedings in connection with these matters, including the cost of the settlement of the WorldCom class action announced on the same date. Subject to further review and adjustment, it is anticipated that the Company will record an after-tax charge of approximately $4.0 billion in the second quarter of 2004 related to these matters.

The Company believes that its reserve, subject to any further adjustments in allocation, is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and to resolve them in the manner management believes is in the best interest of the Company. In the opinion of the Company's management, the ultimate resolution of these lawsuits and other proceedings, while not likely to have a material adverse effect on the consolidated financial condition of the Company, may be material to the Company's operating results for any particular period.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

RECENT EVENTS

SETTLEMENT OF CERTAIN LEGAL MATTERS

On May 6, 2004, the Company, through its parent, Citigroup reached a settlement of class action litigation brought on behalf of purchasers of WorldCom securities which was pending in the United States District Court for the Southern District of New York as In re WorldCom, Inc. Securities Litigation, No. 02 Civ. 3288 (DLC). The settlement is subject to Court approval. Under the terms of the settlement, the Company will pay $2.65 billion, or $1.64 billion after tax, to the settlement class, which consists of all persons who purchased or otherwise acquired publicly traded securities of WorldCom during the period from April 29, 1999 through and including June 25, 2002. The payment will be allocated between purchasers of WorldCom stock and purchasers of WorldCom bonds. Plaintiffs' attorneys' fees (the amount has not been determined) will come out of the settlement amount.

CHARGE FOR REGULATORY AND LEGAL MATTERS

The Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of (i) the April 2003 settlement of research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General, (ii) the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney, (iii) underwritings for, and research coverage of, WorldCom, and (iv) the allocation of, and aftermarket trading in, securities sold in initial public offerings. On May 10, 2004, Citigroup Inc. announced that it was taking a charge of $4.95 billion after-tax to cover the cost of resolving the lawsuits and other legal proceedings in connection with these matters, including the cost of the settlement of the WorldCom class action announced on the same date. Subject to further review and adjustment, it is anticipated that the Company will record an after-tax charge of approximately $4.0 billion in the second quarter of 2004 related to these matters.

The Company believes that its reserve, subject to any further adjustments in allocation, is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and to resolve them in the manner management believes is in the best interest of the Company. In the opinion of the Company's management, the ultimate resolution of these lawsuits and other proceedings, while not likely to have a material adverse effect on the consolidated financial condition of the Company, may be material to the Company's operating results for any particular period.

CERTAIN REGULATORY MATTERS

The Company's parent, Citigroup, has disclosed that the Securities and Exchange Commission is conducting a non-public investigation, which Citigroup believes originated with its accounting treatment regarding its investments and business activities, and loan loss allowances, with respect to Argentina in the 4th

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

quarter of 2001 and the 1st quarter of 2002; it is also addressing the timing and support documentation for certain accounting entries or adjustments. In connection with these matters, the SEC has requested certain accounting and internal controls-related information for the years 2001, 2002 and 2003. The SEC has recently scheduled testimony which began in May 2004. Citigroup is cooperating with the SEC in its investigation. Citigroup cannot predict the outcome of the investigation.

RESULTS OF OPERATIONS

For the three months ended March 31, 2004 (the "2004 Quarter"), the Company recorded net income of $821 million compared to $650 million for the three months ended March 31, 2003 (the "2003 Quarter"). Revenues, net of interest expense, were $4,402 million in the 2004 Quarter compared to $3,756 million in the 2003 Quarter. Commission revenues increased significantly in the 2004 Quarter to $1,197 million as a result of increases in listed, OTC and mutual fund commissions. Asset management and administration fees increased to $1,005 million in the 2004 Quarter, primarily as a result of a strengthening equity market, increased customer trading volumes and higher asset-based revenue, reflecting increased client asset levels. Investment banking revenues increased in the 2004 Quarter to $882 million as the result of increases in equity and high yield underwritings, partially offset by declines in high grade debt underwriting and merger and acquisition fees. Principal transactions revenues decreased to $310 million in the 2004 Quarter compared to $621 million in the 2003 Quarter, primarily as the result of a decrease in fixed income trading. Net interest and dividend income increased to $964 million in the 2004 Quarter, primarily driven by increased dividend income in the European Equity Finance and European Equity Derivative businesses and increased interest income due to higher U.S. mortgage inventory levels and widening spreads. Total non-interest expenses increased 14% in the 2004 Quarter to $3,109 million as a result of increased compensation and benefits and floor brokerage and other production expenses. These increases were partially offset by a decrease in communications expense.

Following is a discussion of the results of operations of the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

INVESTMENT SERVICES

Dollars in millions
For the three months ended March 31,              2004          2003
----------------------------------------------------------------------
Revenues, net of interest expense                $ 2,417       $ 2,219
----------------------------------------------------------------------
Total non-interest expenses                        1,607         1,510
----------------------------------------------------------------------
Income before income taxes                           810           709
Provision for income taxes                           284           261
----------------------------------------------------------------------
Net income                                       $   526       $   448
======================================================================

The Company's Investment Services segment recorded net income of $526 million in the 2004 Quarter compared to $448 million in the 2003 Quarter. Revenues, net of interest expense, increased 9% to $2.4 billion in the 2004 Quarter. Commission revenue was a primary component of the increase in revenue, as listed and OTC commissions increased. Net interest and dividend income increased in the 2004 Quarter, primarily driven by increased dividend income in the European Equity Finance and European Equity Derivative businesses and increased interest income due to higher U.S. mortgage inventory levels and widening spreads. These

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

increases were partially offset by reduced principal transactions revenue due to declines in fixed income trading. Investment banking revenues were essentially unchanged in the 2004 Quarter compared to the 2003 Quarter.

Total non-interest expenses increased to $1.6 billion in the 2004 Quarter, primarily due to an increase in compensation and benefits and floor brokerage and other production expenses, partially offset by a decrease in communication expense.

  PRIVATE CLIENT SERVICES

Dollars in millions
For the three months ended March 31,               2004         2003
----------------------------------------------------------------------
Revenues, net of interest expense                $ 1,687       $ 1,300
----------------------------------------------------------------------
Total non-interest expenses                        1,312         1,068
----------------------------------------------------------------------
Income before income taxes                           375           232
Provision for income taxes                           146            90
----------------------------------------------------------------------
Net income                                       $   229       $   142
======================================================================

Private Client Services net income was $229 million in the 2004 Quarter, up $87 million or 61% from the 2003 Quarter, primarily due to higher commissions as a result of increased customer trading volumes and higher asset-based revenue reflecting increased client asset levels. The revenue increase was partially offset by higher production-related compensation and legal costs.

Revenues, net of interest expense, of $1,687 million in the 2004 Quarter increased $387 million or 30% from the prior-year period, reflecting increases in both transactional and asset-based fee revenue. Transactional revenue increased $217 million or 34%, primarily reflecting higher customer trading volumes. Fee-based revenue increased $170 million or 26%, reflecting higher client asset levels.

Total assets under fee-based management were $220 billion as of March 31, 2004, up $60 billion or 38% from the prior-year period. Total client assets, including assets under fee-based management, of $1,087 billion in the 2004 Quarter increased $205 billion or 23% compared to the prior year, principally due to market appreciation and positive net inflows. Net inflows were $6 billion in the 2004 Quarter compared to $5 billion in the prior year.

Operating expenses of $1,312 million in the 2004 Quarter increased 23% from the prior-year period, primarily reflecting higher production-related compensation and higher legal expenses.

Assets under fee-based management were as follows:

Dollars in billions
At March 31,                                         2004         2003
------------------------------------------------------------------------
Financial Consultant managed accounts               $  75.9      $  53.2

Consulting Group and internally managed assets        144.0        106.6
------------------------------------------------------------------------
Total assets under fee-based management (1)         $ 219.9      $ 159.8
------------------------------------------------------------------------

(1)   Includes certain assets managed jointly with Citigroup Asset Management.

ASSET MANAGEMENT

Dollars in millions
For the three months ended March 31,                 2004         2003
------------------------------------------------------------------------
Revenues, net of interest expense                   $   298      $   237
------------------------------------------------------------------------
Total non-interest expenses                             190          140
------------------------------------------------------------------------
Income before income taxes                              108           97
------------------------------------------------------------------------
Provision for income taxes                               42           37
------------------------------------------------------------------------
Net income                                          $    66      $    60
========================================================================

The Company's Asset Management segment revenues, net of interest expense, increased 26% to $298 million in the 2004 Quarter compared to $237 million in the 2003 Quarter. The primary revenue for the Asset Management segment is asset management and administration fees, which increased to $292 million in the 2004 Quarter compared to $234 million in the 2003 Quarter. The increase in revenues in 2004 is primarily due to the strengthening equity market and is partially offset by the impact of a decrease in U.S. retail money market funds and a change in the presentation of certain fee sharing arrangements, which decreased both revenues and expenses by $5 million in the 2004 Quarter.

Assets under management for the segment increased to $309 billion at March 31, 2004, compared to $250 billion at March 31, 2003. The increase is primarily due to positive market action and the impact of positive net flows.

Total non-interest expenses were $190 million in the 2004 Quarter compared to $140 million the 2003 Quarter. The increase in the 2004 Quarter is due to higher compensation and legal expenses and was partially offset by a

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

change in the presentation of certain fee sharing arrangements, which decreased both revenues and expenses by $5 million in the 2004 Quarter.

Assets under fee-based management were as follows:

Dollars in billions
At March 31,                                         2004         2003
------------------------------------------------------------------------
Money market funds                                  $  94.6      $  90.3
Mutual funds                                           91.8         68.8
Managed accounts                                      117.1         85.9
Unit investment trusts held in client accounts          5.5          5.1
------------------------------------------------------------------------
Total                                               $ 309.0      $ 250.1
------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $378 billion at March 31, 2004, an increase from $361 billion at year-end 2003. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements, and secured loans are the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $233.1 billion at March 31, 2004. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $26.4 billion at March 31, 2004.

The Company has a $4.85 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. Commitments to lend under this facility terminate in May 2004. Any borrowings under this facility would mature in May 2006. The Company also has $2.13 billion in committed uncollateralized 364-day facilities with unaffiliated banks that extend through various dates in 2004, and a $100 million 364-day collateralized facility that extends through December 2004. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for these

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

facilities through facility fees. At March 31, 2004, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with unaffiliated banks. At March 31, 2004, the Company had drawn down the full $1.7 billion then available under these facilities. A bank can terminate these facilities by giving the Company prior notice (generally one year). The Company compensates the banks for these facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At March 31, 2004, this requirement was exceeded by approximately $7.9 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The Company monitors liquidity by tracking asset levels, collateral and funding availability to maintain flexibility to meet its financial commitments. As a policy, the Company attempts to maintain sufficient capital and funding sources in order to have the capacity to finance itself on a fully collateralized basis in the event that the Company's access to uncollateralized financing is temporarily impaired. The Company's liquidity management process includes a contingency funding plan designed to ensure adequate liquidity even if access to unsecured funding sources is severely restricted or unavailable. This plan is reviewed periodically to keep the funding options current and in line with market conditions. The management of this plan includes an analysis used to determine the Company's ability to withstand varying levels of stress, including ratings downgrades, which could impact its liquidation horizons and required margins. The Company maintains a loan value of unencumbered securities in excess of its outstanding short-term unsecured liabilities. The Company monitors its leverage and capital ratios on a daily basis.

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

The following table shows the results of the Company's VAR analysis, which includes all of the Company's financial assets and liabilities which are marked to market at March 31, 2004 and December 31, 2003. The

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

VAR relating to accrual portfolios has been excluded from this analysis.

RISK EXPOSURES                  March 31,     First Quarter    First Quarter     First Quarter   December 31,
($ IN MILLIONS)                   2004        2004 Average       2004 High          2004 Low         2003
-------------------------------------------------------------------------------------------------------------
Interest rate                     $ 89           $   101          $   170            $   75          $  73
Equities                            36                44              191                21             21
Commodities                         20                13               21                 5              7
Currency                             9                10               13                 8              9
Diversification Benefit            (56)              (56)             N/A               N/A            (34)
-------------------------------------------------------------------------------------------------------------
           Total*                 $ 98           $   112          $   256            $   76          $  76
=============================================================================================================

* Includes diversification benefit.

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at March 31, 2004, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. The Company has nearly completed a large-scale, long-term process of calculating its VAR by a more robust methodology. Approximately 90% of the total portfolio is calculated under the new methodology, which simulates tens of thousands of market factors to measure VAR. The previous methodology simulated fewer market factors to measure VAR. VAR reflects the risk profile of the Company at March 31, 2004, and is not a predictor of future results.

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

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under
Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ENRON

In NEWBY, ET AL. V. ENRON CORP., ET AL., the Citigroup defendants' motion to dismiss plaintiffs' consolidated amended class action complaint was denied in March 2004.

Additional Actions

Additional actions have been filed against Citigroup and certain of its affiliates, including CGMI, along with other parties, including (i) actions by banks that participated in Enron credit facilities, alleging fraud, gross negligence, breach of implied duties, aiding and abetting, and civil conspiracy in connection with the defendants' administration of a credit facility with Enron; in one such case, the Court granted Citigroup's motion to dismiss with respect to all such claims except for certain claims of aiding and abetting and civil conspiracy; and (ii) actions brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron.

WORLDCOM, INC.

On February 25, 2004, the United States District Court for the Southern District of New York consolidated for all purposes two putative class actions as IN RE TARGETS SECURITIES LITIGATION. This consolidated putative class action involves claims asserted under federal securities laws against Citigroup, CGMI and certain former employees on behalf of purchasers and acquirers of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") based on CGMI's research reports concerning WorldCom and CGMI's role as underwriter of TARGETS. The District Court then consolidated the TARGETS class action with the WorldCom class action, IN RE WORLDCOM, INC. SECURITIES LITIGATION, for pre-trial proceedings. Citigroup and CGMI filed a motion to dismiss the TARGETS action on April 2, 2004, which remains pending before the District Court.

On March 17, 2004, plaintiffs in WEINSTEIN, ET AL. V. EBBERS, a putative class action brought on behalf of holders of WorldCom securities and consolidated with IN RE WORLDCOM, INC. SECURITIES LITIGATION for pre-trial proceedings, amended their complaint to add claims against CGMI and Jack Grubman, under Georgia common law. A corrected second amended class action complaint was filed on May 5, 2004.

On May 10, 2004, the Company, through its parent, Citigroup, announced the settlement of claims asserted by the certified plaintiff class in IN RE WORLDCOM, INC. SECURITIES LITIGATION. Under the terms of the settlement, which is subject to approval of the District Court, Citigroup will make a payment of $2.65 billion, or $1.64 billion after tax, to the class, which includes all persons who purchased or otherwise acquired WorldCom securities between April 29, 1999 and June 25, 2002. This settlement resolves the claims asserted against Citigroup, CGMI, and certain affiliated entities and individuals under (i) Sections 11 and 12(a) of the Securities Act of 1933 in connection with certain WorldCom bond offerings in which CGMI served as an underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under Section 10(b), alleging that CGMI, among others, participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom. The settlement does not resolve the claims of any plaintiffs who (i) are not members of the class, or (ii) opt out of the class.

On May 11, 2004, the United States Court of Appeals for the Second Circuit affirmed the District Court's March 3, 2004 order denying motions to remand certain individual actions that had been consolidated for pretrial purposes with IN RE WORLDCOM, INC. SECURITIES LITIGATION.

GLOBAL CROSSING

On August 11, 2003, lead plaintiff in IN RE GLOBAL CROSSING, LTD. SECURITIES LITIGATION amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims have been asserted under federal securities laws and common law in connection with CGMI's research reports about Global Crossing and Asia Global Crossing, and for its roles as an investment banker for Global Crossing and an underwriter in Global Crossing and Asia Global Crossing offerings. On March 22, 2004, while these Citigroup defendants' and the other underwriters' motions to dismiss the amended complaint were still pending, the lead plaintiff filed a second amended consolidated class action complaint that modified allegations asserted previously, but did not purport to add new claims against the Citigroup defendants.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York an adversary proceeding asserting claims against, among others, Citigroup, CGMI and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGMI's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings.

RESEARCH

In 2003, United States District Courts dismissed two putative class actions that had been brought on behalf of persons who maintained Smith Barney retail brokerage accounts, asserting common law claims for restitution of all fees, charges, or commissions paid to CGMI in connection with its published investment research. The dismissals are on appeal to the United States Courts of Appeals for the Third and Ninth Circuits. Two similar putative class actions are pending against CGMI, one in the United States District Court for the Southern District of New York, in which Citigroup's motion to dismiss is pending, and the other in the United States District Court for the Southern District of Illinois.

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

On March 29, 2004, the Company filed a Current Report on Form 8-K, dated March 23, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Index LeAding StockmarkEt Return Securities (Index LASERS) based upon the Dow Jones Industrial Average due March 26, 2008.

No other reports on Form 8-K were filed during the first quarter of 2004, however:

On April 1, 2004, the Company filed a Current Report on Form 8-K, dated March 25, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Equity Linked Securities (ELKS) based upon the common stock of Newmont Mining Corporation due March 31, 2005.

On April 15, 2004, the Company filed a Current Report on Form 8-K, dated April 15, 2004, reporting under Item 5 thereof the results of its operations for the three-month periods ended March 31, 2004 and 2003.

On April 30, 2004, the Company filed a Current Report on Form 8-K, dated April 26, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7% Select EQUity Indexed Notes based upon the common stock of Hewlett-Packard Company due May 2, 2005.

On April 30, 2004, the Company filed a Current Report on Form 8-K, dated April 26, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Principal-Protected Equity Linked Notes based upon the S&P 500 due October 29, 2009.

On April 30, 2004, the Company filed a Current Report on Form 8-K, dated April 26, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 1.5% Principal-Protected Equity Linked Notes based upon the Dow Jones Global Titans 50 Index due October 29, 2009.

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

                                    CITIGROUP GLOBAL MARKETS HOLDINGS INC.
                                    --------------------------------------------
                                    (Registrant)

Date: May 14, 2004                  By: /s/ Robert Druskin
                                        -------------------------------------
                                    Robert Druskin
                                    President and Chief Executive Officer

                                    By: /s/ John C. Morris
                                        -------------------------------------
                                    John C. Morris
                                    Chief Financial Officer