Form 10-Q
period 2004-06-30
CITIGROUP GLOBAL MARKETS HOLDINGS INC
filed 2004-08-13
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 1-15286

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEW YORK                           11-2418067
        (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

             388 GREENWICH STREET                        10013
              NEW YORK, NEW YORK                      (ZIP CODE)
            (ADDRESS OF PRINCIPAL
              EXECUTIVE OFFICES)

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

            CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED JUNE 30, 2004

                                                                                       PAGE
                                                                                       ----
Part I.      Financial Information

  Item 1.    Condensed Consolidated Financial Statements:

             Condensed Consolidated Statements of Operations (Unaudited) -
                      Three and six months ended June 30, 2004 and 2003                      1

             Condensed Consolidated Statements of Financial Condition -
                      June 30, 2004 (Unaudited) and December 31, 2003                    2 - 3

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
                      Six months ended June 30, 2004 and 2003                                4

             Notes to Condensed Consolidated Financial Statements (Unaudited)           5 - 14

  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               15 - 22

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk                     23

  Item 4.    Controls and Procedures                                                        23

Part II.     Other Information

  Item 1.    Legal Proceedings                                                         23 - 24

  Item 6.    Exhibits and Reports on Form 8-K                                          25 - 26

Exhibit Index                                                                               26

Signatures                                                                                  27

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                  Three Months                     Six Months
Period Ended June 30,                                             2004           2003            2004           2003
-----------------------------------------------------------------------------------------------------------------------
Revenues:
   Commissions                                                 $   986         $  936         $ 2,183        $ 1,759
   Asset management and administration fees                      1,031            795           2,036          1,593
   Investment banking                                              884          1,065           1,766          1,892
   Principal transactions                                          255            620             565          1,241
   Other                                                           178             68             222             95
-----------------------------------------------------------------------------------------------------------------------
Total non-interest revenues                                      3,334          3,484           6,772          6,580
-----------------------------------------------------------------------------------------------------------------------
   Interest and dividends                                        2,220          2,113           4,414          4,145
   Interest expense                                              1,308          1,377           2,538          2,749
-----------------------------------------------------------------------------------------------------------------------
Net interest and dividends                                         912            736           1,876          1,396
-----------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                4,246          4,220           8,648          7,976
-----------------------------------------------------------------------------------------------------------------------
Non-interest expenses:

   Compensation and benefits                                     2,200          2,269           4,555          4,304
   Floor brokerage and other production                            191            180             382            338
   Communications                                                  226            168             367            335
   Occupancy and equipment                                         134            135             271            271
   Professional services                                           123             97             251            177
   Advertising and market development                               93             69             169            129
   Other operating and administrative expenses                   6,656             96           6,737            178
-----------------------------------------------------------------------------------------------------------------------
Total non-interest expenses                                      9,623          3,014          12,732          5,732
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                               (5,377)         1,206          (4,084)         2,244
Provision (benefit) for income taxes                            (2,049)           467          (1,577)           855
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             ($ 3,328)        $  739        ($ 2,507)       $ 1,389
=======================================================================================================================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             June 30,                  December 31,
Dollars in millions                                                                            2004                        2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Assets:

Cash and cash equivalents                                                                   $  4,861                     $  6,312
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                   5,568                        2,806

Collateralized short-term financing agreements:

   Securities purchased under agreements to resell                           $129,693                     $108,984
   Deposits paid for securities borrowed                                       53,263                       50,192
                                                                             --------                     --------
                                                                                             182,956                      159,176

Financial instruments owned and contractual commitments:
  (Approximately $70 billion and $63 billion were pledged to various parties at June 30, 2004 and December 31, 2003, respectively)
    U.S. government and government agency securities                           40,812                       51,205
    Corporate debt securities                                                  34,890                       33,221
    Equity securities                                                          26,982                       19,610
    Non-U.S. government and government agency securities                       20,140                       11,929
    Contractual commitments                                                    14,329                       15,554
    Mortgage loans and collateralized mortgage obligations                     10,385                        8,275
    Money market instruments                                                    4,164                        5,369
    Other financial instruments                                                 9,168                        8,682
                                                                             --------                     --------
                                                                                             160,870                      153,845
Receivables:

    Customers                                                                  23,445                       18,831
    Brokers, dealers and clearing organizations                                18,243                        7,560
    Other                                                                       6,137                        2,865
                                                                             --------                     --------
                                                                                              47,825                       29,256

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $1,128 and
  $1,081, respectively                                                                         1,584                        1,384

Goodwill                                                                                       1,531                        1,531

Intangibles                                                                                      807                          800

Other assets                                                                                   9,124                        6,151
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $415,126                     $361,261
=================================================================================================================================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,                     December 31,
Dollars in millions, except share data                                                     2004                          2003
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                        $ 26,675                       $ 22,644

Collateralized short-term financing agreements:

   Securities sold under agreements to repurchase                       $ 143,379                      $135,301
   Deposits received for securities loaned                                 21,596                        19,503
                                                                        ---------                      --------
                                                                                         164,975                        154,804
Financial instruments sold, not yet purchased, and
   contractual commitments:

   U.S. government and government agency securities                        28,496                        16,524
   Non-U.S. government and government agency securities                    26,421                        24,373
   Contractual commitments                                                 18,791                        18,698
   Corporate debt securities and other                                     13,769                        10,593
   Equity securities                                                        6,312                         4,436
                                                                        ---------                      --------
                                                                                          93,789                         74,624

Payables and accrued liabilities:
   Customers                                                               29,300                        23,848
   Brokers, dealers and clearing organizations                             10,499                        11,317
   Other                                                                   23,721                        14,660
                                                                        ---------                      --------
                                                                                          63,520                         49,825

Term debt                                                                                 49,624                         43,742

Stockholder's equity:

   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                          -                             -
   Additional paid-in capital                                               8,404                         4,241
   Retained earnings                                                        8,130                        11,375
   Accumulated changes in equity from nonowner sources                          9                             6
                                                                        ---------                      --------
Total stockholder's equity                                                                16,543                         15,622
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                              $415,126                       $361,261
===============================================================================================================================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------
  Dollars in millions
  Six Months Ended June 30,                                                             2004        2003
----------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:

   Net income (loss)                                                                  ($ 2,507)   $  1,389
  Adjustments to reconcile net income (loss) to net cash used in operating activities:

   Depreciation and amortization                                                           171         221
  Net change in:
   Cash segregated and on deposit for Federal and other regulations or
     deposited with clearing organizations                                              (2,762)       (365)
   Securities borrowed or purchased under agreements to resell                         (23,780)    (19,149)
   Financial instruments owned and contractual commitments                              (7,025)    (15,586)
   Receivables                                                                         (18,569)    (19,660)
   Goodwill, intangibles and other assets, net                                          (3,811)        469
   Securities loaned or sold under agreements to repurchase                             10,171      11,522
   Financial instruments sold, not yet purchased, and contractual commitments           19,165      12,437
   Payables and accrued liabilities                                                     13,695      28,230
----------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                                (15,252)       (492)
----------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:

   Increase in commercial paper and other short-term borrowings                          4,031       1,171
   Proceeds from issuance of term debt                                                  18,110       8,086
   Term debt maturities and repurchases                                                (11,343)     (7,856)
   Repayment of mandatorily redeemable securities of subsidiary trust                       --        (400)
   Capital contribution from Parent                                                      4,100         500
   Dividends paid                                                                         (738)       (347)
----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                             14,160       1,154
----------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:

   Property, equipment and leasehold improvements, net                                    (359)       (690)
----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                   (359)       (690)
----------------------------------------------------------------------------------------------------------
  Net decrease in cash and cash equivalents                                             (1,451)        (28)
  Cash and cash equivalents at January 1,                                                6,312       3,722
----------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at June 30,                                                $ 4,861    $  3,694
==========================================================================================================

Cash payments for interest were $1.6 billion and $2.3 billion for the six months ended June 30, 2004 and 2003, respectively.

Cash paid for income taxes, net of refunds, amounted to $514 million during the six months ended June 30, 2004 and cash paid for income taxes, net of refunds, amounted to $471 million during the six months ended June 30, 2003.

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

FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and FIN 46-R and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under Statement of Financial Account Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Subsidiaries" ("SFAS 94"). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

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

PROFIT RECOGNITION ON BIFURCATED HYBRID INSTRUMENTS

On January 1, 2004, the Company revised the application of Derivatives Implementation Group ("DIG") Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the Securities and Exchanges Commission ("SEC") staff gave a speech which revised the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date profit must instead be amortized over the life of the hybrid instrument. The impact of this change in application was a $114 million pre-tax reduction in revenue for the six months ended June 30, 2004. This revenue will be recognized over the life of the transactions.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources, which, for the Company, are comprised of cumulative translation adjustments and unrealized gains and losses on certain investments held by equity method investees, net of tax:

------------------------------------------------------------------------------------------------------------
Dollars in millions                                   Three Months                     Six Months
Period ended June 30,                            2004             2003            2004             2003
------------------------------------------------------------------------------------------------------------
Net income                                     ($3,328)           $739          ($2,507)         $1,389

Other changes in equity from
   nonowner sources                                  4              (1)               3              (4)
------------------------------------------------------------------------------------------------------------
Total comprehensive income                     ($3,324)           $738          ($2,504)         $1,385
============================================================================================================

NOTE 3. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to CGMHI's principal regulated subsidiaries at June 30, 2004, are as follows:

                                                                                                          NET
                                                                                                        CAPITAL
                                                                                                        (U.S.) OR
(DOLLARS IN MILLIONS)                                                                                   FINANCIAL    EXCESS OVER
SUBSIDIARY                                                 JURISDICTION                                 RESOURCES      MINIMUM
                                                                                                          (U.K.)    REQUIREMENTS
----------------------------------------------------------------------------------------------------------------------------------
Citigroup Global Markets Inc.             U.S. Securities and Exchange Commission
                                          Uniform Net Capital Rule (Rule 15c3-1)                        $3,833         $3,264

Citigroup Global Markets Limited          United Kingdom's Financial Services Authority                 $6,375         $2,064
----------------------------------------- ------------------------------------------------------------ ------------ --------------

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of CGMHI, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At June 30, 2004, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

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

A summary of the Company's contractual commitments as of June 30, 2004 and December 31, 2003 are as follows:

                                                                   JUNE 30, 2004                         DECEMBER 31, 2003
                                                          -----------------------------------    -----------------------------------
                                                            Notional     Current Market or        Notional      Current Market or
                                                               or            Fair Value              or             Fair Value
                                                           Contractual ----------------------    Contractual    --------------------
Dollars in billions                                          Amounts   Assets     Liabilities      Amounts      Assets   Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Exchange-traded products:

   Futures contracts (a)                                    $  360.3   $     -    $     -        $  314.1       $     -  $      -
   Other exchange-traded products:
     Equity options                                            112.4        .9         .8            50.5           1.7       1.8
     Fixed income options                                       49.6         -          -            11.6             -         -
     Foreign exchange options and commodity contracts            4.1         -          -             3.4             -         -
---------------------------------------------------------------------------------------------------------------------------------
Total exchange-traded products                                 526.4        .9         .8           379.6           1.7       1.8
---------------------------------------------------------------------------------------------------------------------------------
Over-the-counter ("OTC") swaps, swap options, caps,
floors and forward rate agreements:
   Swaps                                                     2,925.1                              2,136.5
   Swap options written                                         94.1                                 81.2
   Swap options purchased                                       55.0                                 62.2
   Caps, floors and forward rate agreements                    163.3                                151.5
---------------------------------------------------------------------------------------------------------------------------------
Total OTC swaps,  swap options,  caps, floors and forward
rate agreements (b)                                          3,237.5       8.1        9.9         2,431.4           9.1       8.7
---------------------------------------------------------------------------------------------------------------------------------
Other options and contractual commitments:

   Options and warrants on equities and equity indices         106.6       1.8        4.9            85.4           1.9       4.9
   Options and forward contracts on fixed
    income securities                                          486.4       3.0        2.6           469.3           1.7       2.0
   Foreign exchange contracts and options (b)                  132.4        .3         .4           131.0           1.1       1.2
   Commodity contracts                                          10.7        .2         .2             9.0            .1        .1
---------------------------------------------------------------------------------------------------------------------------------
Total contractual commitments                               $4,500.0   $  14.3    $  18.8        $3,505.7       $  15.6  $   18.7
=================================================================================================================================

(a) Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $17.0 billion and $3.5 billion at June 30, 2004, respectively, and $14.4 billion and $5.0 billion at December 31, 2003, respectively.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5. SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

--------------------------------------------------------------------------------------------------------------------
Dollars in millions                                             Three Months                       Six Months
Period ended June 30,                                      2004             2003              2004             2003
--------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense:
   Investment Services                                 $   2,386        $   2,549          $  4,803         $  4,769
   Private Client Services                                 1,533            1,419             3,220            2,718
   Asset Management                                          327              252               625              489
--------------------------------------------------------------------------------------------------------------------
Total                                                  $   4,246        $   4,220          $  8,648         $  7,976
====================================================================================================================
Total non-interest expenses:
   Investment Services                                 $   8,199        $   1,712          $  9,806         $  3,223
   Private Client Services                                 1,226            1,154             2,538            2,221
   Asset Management                                          198              148               388              288
--------------------------------------------------------------------------------------------------------------------
Total                                                  $   9,623        $   3,014          $ 12,732         $  5,732
====================================================================================================================
Net income (loss):
   Investment Services                                 $  (3,592)       $     512          $ (3,066)       $     960
   Private Client Services                                   185              162               414              305
   Asset Management                                           79               65               145              124
--------------------------------------------------------------------------------------------------------------------
Total                                                  $  (3,328)       $     739          $ (2,507)       $   1,389
====================================================================================================================

Total assets of the Investment Services, Private Client Services and Asset Management segments were $397.0 billion, $16.2 billion and $1.9 billion, respectively, at June 30, 2004 and $346.0 billion, $13.6 billion and $1.7 billion, respectively, at December 31, 2003. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

NOTE 6. LEGAL PROCEEDINGS

For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q. The Company is a defendant in numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of: (i) the April 2003 settlement of the research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General; (ii) the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney; (iii) underwritings for, and research coverage of, WorldCom; and (iv) the allocation of, and aftermarket trading in, securities sold in initial public offerings. In connection with the settlement of the WorldCom class action lawsuit, the Company reevaluated its reserves for these matters. As a result of the reevaluation, the Company increased its reserve for these matters by approximately $3.8 billion pre-tax (in addition to the amount of the WorldCom class action settlement). The Company's litigation reserve for these matters following payment of the WorldCom settlement will be $4.7 billion on a pre-tax basis.

The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, and the significant amounts involved, it is possible that the ultimate costs of these matters may

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interest of the Company.

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

NOTE 7. OBLIGATIONS UNDER GUARANTEES

The Company provides a variety of guarantees and indemnifications to customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The Company believes the guarantees which are provided relate to an asset, liability, or equity security of the guaranteed parties. In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the accompanying condensed consolidated statement of financial condition as of June 30, 2004 and December 31, 2003 related to these indemnifications.

In addition, the Company is a member of or shareholder in numerous value transfer networks ("VTNs") (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligation as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, there are no amounts reflected on the accompanying condensed consolidated statement of financial condition as of June 30, 2004 and December 31, 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Derivative instruments which include guarantees are credit default swaps, total return swaps, written foreign exchange options, written put options, written equity warrants, and written caps and floors. At June 30, 2004 and December 31, 2003, the carrying amount of the liabilities related to these derivatives was $2.3 billion and $2.4 billion, respectively.

The maximum potential loss represents the amounts that could be lost under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and greatly exceed anticipated losses. At June 30, 2004, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $112.2 billion, of which $16.3 billion expire within one year and $95.9 billion expire after one year. At December 31, 2003, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $62.7 billion. At June 30, 2004 and December 31, 2003, the maximum potential loss at fair value related to derivative guarantees other than credit default swaps and total rate of return swaps amounted to $1.5 billion and $2.1 billion, respectively.

Guarantees to joint ventures and other third parties primarily include guarantees of their debt obligations. At June 30, 2004, the carrying amount and the maximum potential loss related to these joint ventures and other third party guarantees were $151 million, of which $50 million expires within one year and $101 million expires after one year. At December 31, 2003, the carrying amount and the maximum potential loss related to these joint venture and other third party guarantees were $589 million. Securities and other marketable assets held as collateral to reimburse losses under other third party guarantees amounted to $47 million and $48 million at June 30, 2004 and December 31, 2003, respectively.

Guarantees of collection of contractual cash flows protect investors in securitization trusts from loss of principal and interest relating to insufficient collections on the underlying receivables in the trust. At June 30, 2004 and December 31, 2003 the carrying amount and the maximum potential loss related to guarantees of collection of contractual cash flows were $24 million.

NOTE 8. VARIABLE INTEREST ENTITIES

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

IN MILLIONS OF DOLLARS                                       JUNE 30, 2004      DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------
Cash                                                           $   895              $    25
Financial Instruments Owned & Contractual
  Commitments                                                    2,602                3,127
Receivables Other                                                  327                  124
Other Assets                                                       926                  753
                                                               -------              -------
Total Assets of Consolidated VIEs                              $ 4,750              $ 4,029
                                                               =======              =======

The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $510 million related to VIEs newly consolidated as a result of adopting FIN 46-R. As of June 30, 2004 and December 31, 2003, approximately $1.5 billion and $1.8 billion,

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

respectively, of the total assets of consolidated VIEs represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for its clients. As of June 30, 2004 and December 31, 2003, approximately $3.2 billion and $2.2 billion, respectively, of the total assets of consolidated VIEs represents investment vehicles that were established to provide a return to the investors in the vehicles.

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

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher-rated debt CDO securities or U. S. Treasury securities to provide a greater or a very high degree of certainty, respectively, of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. At June 30, 2004 and December 31, 2003, such transactions involved VIEs with approximately $8.7 billion and $8.0 billion in assets, respectively.

The Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. These transactions include trust preferred entities, investment vehicles and other structured transactions. At June 30, 2004 and December 31, 2003, such transactions involved VIEs with approximately $60.0 billion and $50.4 billion in assets, respectively.

As previously mentioned, the Company may provide liquidity facilities to the VIEs, may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of guarantees to the VIEs and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $11.2 billion and $8.6 billion at June 30, 2004 and December 31, 2003, respectively. For this purpose, maximum exposure is considered to be the notional amounts of guarantees and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where the Company has an ownership interest in the VIEs.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9. RELATED PARTY BALANCES

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

RECENT EVENTS

SETTLEMENT ON WORLDCOM CLASS ACTION LITIGATION AND CHARGE FOR REGULATORY AND LEGAL MATTERS

During the 2004 second quarter, the Company recorded a charge of $6.5 billion ($4.1 billion after-tax) related to a settlement on class action litigation brought on behalf of purchasers of WorldCom securities and an increase in litigation reserves (the "WorldCom and Litigation Reserve Charge").

Under the terms of the settlement, the Company will make a payment of $2.65 billion, or $1.64 billion after-tax, to the settlement class, which consists of all persons who purchased or otherwise acquired publicly traded securities of WorldCom during the period from April 29, 1999 through and including June 25, 2002. The payment will be allocated between purchasers of WorldCom stock and purchasers of WorldCom bonds. Plaintiffs' attorneys' fees (the amount has not yet been determined) will come out of the settlement amount.

In connection with the settlement of the WorldCom class action lawsuit, the Company has reevaluated its reserves for the numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of:

         (i) the April 2003 settlement of the research and IPO spinning-related inquiries conducted by the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General;

         (ii) the July 2003 settlement of the Enron-related inquiries conducted by the Securities and Exchange Commission, the Federal Reserve Bank of New York, the Office of the Comptroller of the Currency, and the Manhattan District Attorney;

         (iii) underwritings for, and research coverage of, WorldCom; and

         (iv) the allocation of, and aftermarket trading in, securities sold in initial public offerings.

Accordingly, the Company increased its reserve for these matters. The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interest of the Company.

The Company's litigation reserve for these matters following payment of the WorldCom settlement will be $4.7 billion on a pre-tax basis.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended June 30, 2004 (the "2004 Quarter"), the Company recorded a net loss of $3,328 million compared to net income of $739 million for the three months ended June 30, 2003 (the "2003 Quarter"). The decline is the result of the WorldCom and Litigation Reserve Charge, which was recorded in the 2004 Quarter. Revenues, net of interest expense, were $4,246 million in the 2004 Quarter, up slightly from the 2003 Quarter. Commission revenues increased slightly in the 2004 Quarter to $986 million as a result of an increase in OTC commissions. Asset management and administration fees increased significantly to $1,031 million in the 2004 Quarter, primarily as a result of positive market action and cumulative net flows, increased customer trading volumes and higher asset-based revenue, reflecting increased client asset levels. Investment banking revenues declined to $884 million in the 2004 Quarter as the result of decreases in equity, high yield and high grade debt underwritings, partially offset by an increase in merger and acquisition fees. Principal transactions revenues decreased to $255 million in the 2004 Quarter primarily as the result of decreases in fixed income and global equity trading. Net interest and dividend income increased to $912 million in the 2004 Quarter, primarily driven by increased dividend income in the European Equity Finance and European Equity Derivative businesses and increased interest income due to higher U.S. mortgage inventory levels. Total non-interest expenses increased to $9,623 million in the 2004 Quarter as a result of the WorldCom and Litigation Reserve Charge.

For the six months ended June 30, 2004 (the "2004 Period"), the Company recorded a net loss of $2,507 million compared to net income of $1,389 million for the six months ended June 30, 2003 (the "2003 Period"). The decline is the result of the WorldCom and Litigation Reserve Charge, which was recorded in the 2004 Quarter. Revenues, net of interest expense, were $8,648 million in the 2004 Period compared to $7,976 million in the 2003 Period. Commission revenues increased in the 2004 Period to $2,183 million as a result of increases in listed, OTC and mutual fund commissions. Asset management and administration fees increased significantly to $2,036 million in the 2004 Period, primarily as a result of positive market action and cumulative net flows, increased customer trading volumes and higher asset-based revenue, reflecting increased client asset levels. Investment banking revenues declined to $1,766 million in the 2004 Period as a result of decreases in high grade debt underwriting and bank loan arrangement fees, partially offset by increases in equity underwriting and merger and acquisition fees. Principal transactions revenues decreased to $565 million in the 2004 Period primarily as the result of decreases in fixed income and global equity trading. Net interest and dividend income increased to $1,876 million in the 2004 Period, primarily driven by increased dividend income in the European Equity Finance and European Equity Derivative businesses and increased interest income due to higher U.S. mortgage inventory levels.

Total non-interest expenses increased to $12,732 million in the 2004 Period as a result of the WorldCom and Litigation Reserve Charge, increased compensation and benefits and floor brokerage and other production expense.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Following is a discussion of the results of operations of the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

INVESTMENT SERVICES

-------------------------------------------------------------------------------------------------------------------
Dollars in millions                                           Three Months                         Six Months
Period Ended June 30,                                     2004              2003              2004             2003
-------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                       $2,386            $2,549            $4,803           $4,769
-------------------------------------------------------------------------------------------------------------------
Total non-interest expense                               8,199             1,712             9,806            3,223
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                              (5,813)              837            (5,003)           1,546
Provision for income taxes                              (2,221)              325            (1,937)             586
-------------------------------------------------------------------------------------------------------------------
Net income                                             ($3,592)           $  512           ($3,066)          $  960
===================================================================================================================

The Company's Investment Services segment recorded a net loss of $3,592 million in the 2004 Quarter and $3,066 in the 2004 Period, compared to net income of $512 million in the 2003 Quarter and $960 million in the 2003 Period.

Revenues, net of interest expense, decreased 6% to $2.4 billion in the 2004 Quarter. Revenues in the 2004 Period increased slightly compared to the 2003 Period. Principal transactions revenue decreased in the 2004 Quarter and 2004 Period as a result of lower fixed income and global equity trading. Investment banking revenues declined in the 2004 Quarter as a result of lower equity, high yield and high grade debt underwriting offset partially by an increase in merger and acquisition fees. Investment banking revenues decreased in the 2004 Period due to decreases in high grade debt and public finance underwritings, offset partially by an increase in equity underwriting. Commission revenue increased in the 2004 Quarter, as OTC, mutual funds and futures commissions increased. Commission revenues increased in the 2004 Period as a result of increases in listed and OTC commissions. Net interest and dividend income increased in the 2004 Quarter and 2004 Period primarily driven by increased dividend income in the European Equity Finance and European Equity Derivative businesses and increased interest income due to higher U.S. mortgage inventory levels.

Total non-interest expenses increased to $8.2 billion in the 2004 Quarter and $9.8 billion in the 2004 Period, primarily due to the WorldCom and Litigation Reserve Charge.

PRIVATE CLIENT SERVICES

-------------------------------------------------------------------------------------------------------------------
Dollars in millions                                            Three Months                         Six Months
Period Ended June 30,                                     2004              2003              2004             2003
-------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                       $1,533            $1,419            $3,220           $2,718
-------------------------------------------------------------------------------------------------------------------
Total non-interest expense                               1,226             1,154             2,538            2,221
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 307               265               682              497
Provision for income taxes                                 122               103               268              192
-------------------------------------------------------------------------------------------------------------------
Net income                                              $  185            $  162            $  414           $  305
===================================================================================================================

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Private Client Services net income of $185 million in the 2004 Quarter increased $23 million or 14% from the 2003 Quarter, primarily due to higher asset-based fee revenue, partially offset by increases in production-related compensation, higher legal expense, and lower transactional revenue. Net income of $414 million in the 2004 Period increased $109 or 36% from the 2003 Period, primarily due to increases in both asset-based revenue and transactional revenue, partially offset by higher production-related compensation and legal costs.

Revenues, net of interest expense, of $1,533 million in the 2004 Quarter increased $114 million or 8% from the 2003 Quarter, primarily due to increases in asset-based fee revenue reflecting higher assets under fee-based management, partially offset by decreases in transactional revenue reflecting lower customer trading volumes. Fee-based revenue increased $184 million or 28%, resulting from growth in assets under fee-based management. Transactional revenue decreased $70 million or 11%, primarily due to decreased customer trading volumes resulting in lower total commissions. Revenues, net of interest expense, in the 2004 Period of $3,220 million increased $502 million or 19% from the 2003 Period, reflecting increases in both and asset-based fee revenue and transactional revenue. Fee-based revenue increased $356 million or 27%, resulting from growth in assets under fee-based management. Transactional revenue increased $146 million or 11%, primarily due to increased customer trading volumes resulting in higher total commissions.

Total assets under fee-based management were $222 billion as of June 30, 2004, up $40 billion or 22% from the prior-year period. Total client assets, including assets under fee-based management, of $1,087 billion in the 2004 Quarter increased $128 billion or 13% compared to the 2003 Quarter, principally due to market appreciation and positive net inflows. Net inflows were $5 billion in the 2004 Quarter compared to $9 billion in the 2003 Quarter and $11 billion in the 2004 Period compared to $14 billion in the 2003 Period.

Operating expenses of $1,226 million in the 2004 Quarter and $2,538 million in the 2004 Period, increased $72 million or 6% and $317 million or 14%, respectively, from the comparable 2003 Quarter and Period. The increases were mainly due to higher production-related compensation reflecting increased revenue and higher legal costs.

Assets under fee-based management were as follows:

---------------------------------------------------------------------------------------
Dollars in billions
At June 30,                                                          2004         2003
---------------------------------------------------------------------------------------
Financial Consultant managed accounts                              $  76.1      $  60.9
Consulting Group and internally managed assets                       146.3        121.5
---------------------------------------------------------------------------------------
Total assets under fee-based management (1)                        $ 222.4      $ 182.4
---------------------------------------------------------------------------------------

(1) Includes certain assets managed jointly with Citigroup Asset Management.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ASSET MANAGEMENT

---------------------------------------------------------------------------------------------------------------------
Dollars in millions                                              Three Months                         Six Months
Period Ended June 30,                                       2004              2003              2004             2003
---------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                           $327              $252              $625             $489
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                   198               148               388              288
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   129               104               237              201
---------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                    50                39                92               77
---------------------------------------------------------------------------------------------------------------------
Net income                                                  $ 79              $ 65              $145             $124
---------------------------------------------------------------------------------------------------------------------

The Company's Asset Management segment revenues, net of interest expense, increased to $327 million and $625 million in the 2004 Quarter and 2004 Period, respectively, compared to $252 million and $489 million in the 2003 Quarter and 2003 Period, respectively. The primary revenue for the Asset Management segment is asset management and administration fees, which increased to $319 million and $612 million in the 2004 Quarter and 2004 Period, respectively, compared to $244 million in the 2003 Quarter and $478 million in the 2003 Period. The increase in revenues in the 2004 Quarter and 2004 Period is primarily due to the positive market action and cumulative net flows. The increased fee revenues primarily resulted from changes in product mix, partially offset by a change in the presentation of certain fee sharing arrangements which decreased both revenues and expenses by $5 million and $9 million in the 2004 Quarter and 2004 Period, respectively.

Assets under management for the segment were $305.9 billion at June 30, 2004, compared to $264.6 billion at June 30, 2003. This increase is primarily due to positive market action and the impact of positive net flows.

Total non-interest expenses were $198 million and $388 million in the 2004 Quarter and 2004 Period, respectively, compared to $148 million and $288 million in the 2003 Quarter and 2003 Period, respectively. The increase in expenses is due to higher compensation and legal expense and was partially offset by a change in the presentation of certain fee sharing arrangements, which decreased both revenue and expenses by $5 million and $9 million in the 2004 Quarter and 2004 Period, respectively.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Assets under fee-based management were as follows:

------------------------------------------------------------------------------------
Dollars in billions
At June 30,                                                      2004         2003
------------------------------------------------------------------------------------
Money market funds                                             $   92.7     $   87.0
Mutual funds                                                       90.3         77.5
Managed accounts                                                  117.6         94.8
Unit investment trusts held in client accounts                      5.3          5.3
------------------------------------------------------------------------------------
Total                                                          $  305.9     $  264.6
------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $415 billion at June 30, 2004, an increase from $361 billion at year-end 2003. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements, and secured loans are the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $256.6 billion at June 30, 2004. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $25.7 billion at June 30, 2004.

The Company has a $2.5 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. This facility has a two-year term-out provision with any borrowings maturing in May 2007. The Company has a $1.0 billion three-year facility with unaffiliated banks with any borrowings maturing in May, 2007. The Company also has $2.13 billion in committed uncollateralized 364-day facilities with unaffiliated banks that extend through various dates in 2004 and 2005. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for these facilities through facility fees. At June 30, 2004, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with unaffiliated banks. At June 30, 2004, the Company had drawn down the full $1.7 billion then available under these facilities. A bank can terminate these

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

facilities by giving the Company prior notice (generally one year). The Company compensates the banks for these facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At June 30, 2004, this requirement was exceeded by approximately $6.6 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following table shows the results of the Company's VAR analysis, which includes all of the Company's financial assets and liabilities which are marked to market at June 30, 2004 and December 31, 2003. The VAR relating to accrual portfolios has been excluded from this analysis.

-----------------------------------------------------------------------------------------------------------------------
RISK EXPOSURES                    June 30,      Second Quarter      Second Quarter     Second Quarter        December 31,
($ IN MILLIONS)                     2004         2004 Average         2004 High           2004 Low             2003
-----------------------------------------------------------------------------------------------------------------------
Interest rate                     $ 84               $ 89               $ 122               $ 64                $ 73
Equities                            28                 27                  48                 17                  21
Commodities                         25                 20                  25                 16                   7
Currency                            11                  9                  12                  8                   9
Diversification Benefit            (53)               (49)                N/A                N/A                 (34)
-----------------------------------------------------------------------------------------------------------------------
     Total*                       $ 95               $ 96               $ 125               $ 73                $ 76
=======================================================================================================================

* Includes diversification benefit.

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at June 30, 2004, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. The Company has nearly completed a large-scale, long-term process of calculating its VAR by a more robust methodology. Approximately 90% of the total portfolio is calculated under the new methodology, which simulates tens of thousands of market factors to measure VAR. The previous methodology simulated fewer market factors to measure VAR. VAR reflects the risk profile of the Company at June 30, 2004, and is not a predictor of future results.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under
Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as updated by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and the Company's Current Report on Form 8-K dated July 21, 2004.

ENRON CORP.

In NEWBY, ET AL. V. ENRON CORP., ET AL., Citigroup has answered the complaint and discovery is ongoing.

Additional actions have been filed against Citigroup and certain of its affiliates, including Citigroup Global Markets Inc. ("CGMI"), along with other parties, including (i) actions brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; in one such case, the Attorney General of Connecticut voluntarily dismissed all claims against Citigroup; and (ii) a third-party action brought by Arthur Andersen as a defendant in an Enron-related litigation pending in Texas state court, alleging a right to contribution from Citigroup.

WORLDCOM, INC.

On May 10, 2004, the Company, through its parent, Citigroup, announced that it had agreed to settle all claims against it in IN RE WORLDCOM, INC. SECURITIES LITIGATION, a class action brought on behalf of certain investors in WorldCom securities. Under the terms of the settlement, Citigroup will make a payment of $2.65 billion ($1.64 billion after-tax) to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On July 20,

2004, the District Court entered an order preliminarily approving the settlement, setting a schedule for various notices and the filing of claims, and setting November 5 as the date of a hearing for the determination of whether or not the settlement should be finally approved.

MUTUAL FUNDS

In connection with the investigation by the Securities and Exchange Commission of transfer agent entities, the Staff of the SEC notified the Company that it is considering recommending a civil injunctive action and/or an administrative proceeding against certain of the advisory and transfer agent entities affiliated with Citigroup relating to the creation and operation of an internal transfer agent unit to serve primarily the Smith Barney family of funds. The Staff of the SEC has not made a formal enforcement recommendation to the SEC. Citigroup is cooperating fully in the investigation and will seek to resolve the matter in discussions with the Staff of the SEC.

The Company and certain of its subsidiaries have been named in a series of class actions in various federal and state courts concerning practices in connection with the sale of mutual funds, including alleged incentive payments for the sale of proprietary funds and breakpoint discounts for the sale of certain classes of funds.

RESEARCH

On June 9, 2004, CGMI's motion to dismiss the putative class action in the United States District Court for the Southern District of New York was denied. This putative class action asserted violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities Exchange Act of 1934 against Citigroup, CGMI and Jack Grubman.

OTHER

On May 27, 2004, Citigroup reached agreement with the Official Committee of Unsecured Creditors of Metromedia Fiber Network, Inc. on terms for a settlement of the committee's claims against Citigroup and CGMI, which had been pending in the Bankruptcy Court of the United States District Court for the Southern District of New York.

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

On April 30, 2004, the Company filed a Current Report on Form 8-K, dated April 26, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7% Select EQUity Indexed Notes (SEQUINS) based upon the common stock of Hewlett-Packard Company due May 2, 2005.

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

On June 3, 2004, the Company filed a Current Report on Form 8-K, dated May 25, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Enhanced Income Strategy Principal-Protected Notes with Income and Appreciation Potential Linked to the 2004-2 Dynamic Portfolio Index due May 26, 2010.

On June 22, 2004, the Company filed a Current Report on Form 8-K, dated June 16, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Index LeAding StockmarkEt Return Securities (Index LASERS) based upon the Nikkei 225 Stock Average due June 19, 2008.

On June 29, 2004, the Company filed a Current Report on Form 8-K, dated June 23, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Principal-Protected Equity Linked Notes based upon the Nasdaq-100 Index due September 28, 2009.

On June 30, 2004, the Company filed a Current Report on Form 8-K, dated June 24, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 10% Equity Linked Securities (ELKS) based upon the common stock of Yahoo! Inc. due June 30, 2005.

No other reports on Form 8-K were filed during the second quarter of 2004, however:

On July 15, 2004, the Company filed a Current Report on Form 8-K, dated July 15, 2004, reporting under Item 5 thereof the results of its operations for the three- and six-month periods ended June 30, 2004 and 2003.

On July 21, 2004, the Company filed a Current Report on Form 8-K, dated July 21, 2004, reporting under Item 5 thereof that Citigroup Inc. (Citigroup), the Company's parent, had been notified by the Staff of the Securities and Exchange Commission (SEC) that the Staff is considering recommending a civil injunctive action and/or an administrative proceeding against certain advisory and transfer agent entities affiliated with Citigroup relating to the creation and operation of an internal transfer agent unit to serve primarily the Smith Barney family of funds.

On July 29, 2004, the Company filed a Current Report on Form 8-K, dated July 23, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Enhanced Income Strategy Principal-Protected Notes with Income and Appreciation Potential Linked to the 2004-3 Dynamic Portfolio Index due February 26, 2010.

On July 29, 2004, the Company filed a Current Report on Form 8-K, dated July 26, 2004, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 8% Select EQUity Indexed Notes (SEQUINS) based upon the common stock of Motorola, Inc. due August 1, 2005.

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

12.01+     Computation of ratio of losses to fixed charges.

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

                                          CITIGROUP GLOBAL MARKETS HOLDINGS INC.
                                          --------------------------------------
                                          (Registrant)

Date:  August 13, 2004                    By:  /s/ Robert Druskin
                                               ---------------------------------
                                          Robert Druskin
                                          President and Chief Executive Officer

                                          By:  /s/ John C. Morris
                                               ---------------------------------
                                          John C. Morris
                                          Chief Financial Officer