Form 10-Q
period 2004-09-30
CITIGROUP GLOBAL MARKETS HOLDINGS INC
filed 2004-11-12
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO[ ]

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                                                                 PAGE
                                                                                 ----
Part I.    Financial Information

  Item 1.  Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Operations (Unaudited) -
                    Three and Nine months ended September 30, 2004 and 2003           1

           Condensed Consolidated Statements of Financial Condition -
                    September 30, 2004 (Unaudited) and December 31, 2003          2 - 3

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
                    Nine months ended September 30, 2004 and 2003                     4

           Notes to Condensed Consolidated Financial Statements (Unaudited)      5 - 13

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          14 - 21

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                22

  Item 4.  Controls and Procedures                                                   22

Part II.   Other Information

  Item 1.  Legal Proceedings                                                    22 - 23

  Item 6.  Exhibits                                                                  24

Signatures                                                                           25

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

Dollars in millions                                Three Months         Nine Months
Period Ended September 30,                        2004      2003      2004       2003
--------------------------                      --------  --------  --------   --------
Revenues:
   Commissions                                  $    934  $    974  $  3,117   $  2,733
   Asset management and administration fees        1,001       864     3,037      2,457
   Investment banking                                779       792     2,545      2,684
   Principal transactions                            222       383       787      1,624
   Other                                             137        41       359        136
                                                --------  --------  --------   --------
Total non-interest revenues                        3,073     3,054     9,845      9,634
                                                --------  --------  --------   --------
   Interest and dividends                          2,457     1,797     6,871      5,942
   Interest expense                                1,645     1,121     4,183      3,870
                                                --------  --------  --------   --------
Net interest and dividends                           812       676     2,688      2,072
                                                --------  --------  --------   --------
Revenues, net of interest expense                  3,885     3,730    12,533     11,706
                                                --------  --------  --------   --------
Non-interest expenses:
   Compensation and benefits                       1,902     1,958     6,457      6,262
   Communications                                    227       151       594        486
   Floor brokerage and other production              181       155       563        493
   Occupancy and equipment                           140       134       411        405
   Professional services                             152        91       403        268
   Advertising and market development                 97        67       266        196
   Other operating and administrative expenses       221       105     6,958        283
                                                --------  --------  --------   --------
Total non-interest expenses                        2,920     2,661    15,652      8,393
                                                --------  --------  --------   --------
Income (loss) before income taxes                    965     1,069    (3,119)     3,313
Provision (benefit) for income taxes                 345       406    (1,232)     1,261
                                                --------  --------  --------   --------
Net income (loss)                               $    620  $    663  ($ 1,887)  $  2,052
                                                ========  ========  ========   ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  September 30,              December 31,
Dollars in millions                                                                   2004                      2003
-------------------                                                               -------------              ------------
                                                                                  (Unaudited)
Assets:

Cash and cash equivalents                                                            $  5,761                 $  6,312

Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                            3,755                    2,806

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                      $132,604                  $108,984
   Deposits paid for securities borrowed                                  67,062                    50,192
                                                                        --------                  --------
                                                                                      199,666                  159,176
Financial instruments owned and contractual commitments:
  (Approximately $95 billion and $63 billion were pledged to various parties at September 30, 2004 and December 31, 2003, respectively)
   U.S.government and government agency securities                        52,762                    51,205
   Corporate debt securities                                              42,736                    33,221
   Equity securities                                                      29,955                    19,610
   Non-U.S. government and government agency securities                   19,263                    11,929
   Contractual commitments                                                14,124                    15,554
   Mortgage loans and collateralized mortgage obligations                 11,428                     8,275
   Municipal securities                                                   10,117                     7,736
   Money market instruments                                                3,338                     5,369
   Other financial instruments                                               518                       946
                                                                        --------                  --------
                                                                                      184,241                  153,845
Receivables:
   Customers                                                              21,873                    18,831
   Brokers, dealers and clearing organizations                            16,004                     7,560
   Other                                                                   3,688                     2,865
                                                                        --------                  --------
                                                                                       41,565                   29,256
Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $1,191 and
  $1,081, respectively                                                                  1,544                    1,384

Goodwill                                                                                1,811                    1,531

Intangibles                                                                               838                      800

Other assets                                                                            9,368                    6,151
                                                                                     --------                 --------
Total assets                                                                         $448,549                 $361,261
                                                                                     ========                 ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 September 30,              December 31,
Dollars in millions, except share data                                               2004                        2003
--------------------------------------                                           --------------             -------------
                                                                                  (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                     $ 27,878                 $  22,644

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                       $165,199                 $135,301
   Deposits received for securities loaned                                23,596                   19,503
                                                                        --------                 --------
                                                                                      188,795                   154,804
Financial instruments sold, not yet purchased, and
contractual commitments:
   U.S. government and government agency securities                       31,253                   16,524
   Non-U.S. government and government agency securities                   23,824                   24,373
   Contractual commitments                                                18,997                   18,698
   Corporate debt securities and other                                    16,069                   10,593
   Equity securities                                                       8,900                    4,436
                                                                        --------                 --------
                                                                                       99,043                    74,624
Payables and accrued liabilities:
   Customers                                                              30,371                   23,848
   Brokers, dealers and clearing organizations                             7,908                   11,317
   Other                                                                  23,820                   14,660
                                                                        --------                 --------
                                                                                       62,099                    49,825
Term debt                                                                              53,856                    43,742

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                         -                        -
   Additional paid-in capital                                              8,425                    4,241
   Retained earnings                                                       8,445                   11,375
   Accumulated changes in equity from nonowner sources                         8                        6
                                                                        --------                 --------
Total stockholder's equity
                                                                                       16,878                    15,622
                                                                                     --------                  --------
Total liabilities and stockholder's equity                                           $448,549                  $361,261
                                                                                     ========                  ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Dollars in millions
Nine Months Ended September 30,                                                2004       2003
-------------------------------                                              --------   --------
Cash flows from operating activities:
 Net income (loss)                                                          ($  1,887)  $  2,052
Adjustments to reconcile net income (loss) to net cash used in operating activities:
 Depreciation and amortization                                                    257        301
Net change in:
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                         (949)       (57)
 Securities borrowed or purchased under agreements to resell                  (40,490)   (19,359)
 Financial instruments owned and contractual commitments                      (30,396)   (20,637)
 Receivables                                                                  (12,309)   (10,801)
 Goodwill, intangibles and other assets, net                                   (3,453)     1,077
 Securities loaned or sold under agreements to repurchase                      33,991     15,742
 Financial instruments sold, not yet purchased, and contractual commitments    24,419     12,464
 Payables and accrued liabilities                                              12,274     16,959
                                                                             --------   --------
Net cash used in operating activities                                         (18,543)    (2,259)
                                                                             --------   --------
Cash flows from financing activities:
 Increase in commercial paper and other short-term borrowings                   5,234        386
 Proceeds from issuance of term debt                                           23,669     15,009
 Term debt maturities and repurchases                                         (13,236)   (11,234)
 Repayment of mandatorily redeemable securities of subsidiary trust                 -       (400)
 Capital contribution from Parent                                               4,100        500
 Dividends paid                                                                (1,024)      (694)
 Other capital transactions                                                         -        (28)
                                                                             --------   --------
Net cash provided by financing activities                                      18,743      3,539
                                                                             --------   --------
Cash flows from investing activities:
Property, equipment, leasehold improvements and business acquisitions            (751)      (612)
                                                                             --------   --------
Net cash used in investing activities                                            (751)      (612)
                                                                             --------   --------
Net increase (decrease) in cash and cash equivalents                             (551)       668
Cash and cash equivalents at January 1,                                         6,312      3,722
                                                                             --------   --------
Cash and cash equivalents at September 30,                                   $  5,761   $  4,390
                                                                             ========   ========

Cash payments for interest were $3.6 billion and $3.8 billion for the nine months ended September 30, 2004 and 2003, respectively.

Cash paid for income taxes, net of refunds, amounted to $942 million during the nine months ended September 30, 2004 and cash paid for income taxes, net of refunds, amounted to $982 million during the nine months ended September 30, 2003.

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

FIN 46 and FIN 46-R change the method of determining whether certain entities, including securitization entities, should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and FIN 46-R and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Subsidiaries" ("SFAS 94"). A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

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

PROFIT RECOGNITION ON BIFURCATED HYBRID INSTRUMENTS

On January 1, 2004, the Company revised the application of Derivatives Implementation Group ("DIG") Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the Securities and Exchanges Commission ("SEC") staff gave a speech which revised the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date profit must instead be amortized over the life of the hybrid instrument, which on the average is approximately four years. The impact of this change in application was a $153 million pre-tax reduction in revenue, net of amortization, for the nine months ended September 30, 2004. This revenue will be recognized over the life of the transactions.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income (loss) and other changes in stockholder's equity from nonowner sources, which, for the Company, are comprised of cumulative translation adjustments and unrealized gains and losses on certain investments held by equity method investees, net of tax:

Dollars in millions                    Three Months             Nine Months
Period ended September 30,          2004         2003        2004         2003
--------------------------         -------      -------     -------      -------
Net income (loss)                  $   620      $   663     ($1,887)     $ 2,052

Other changes in equity from
   nonowner sources                     (1)          19           2           15
                                   -------      -------     -------      -------
 Total comprehensive income        $   619      $   682     ($1,885)     $ 2,067
                                   =======      =======     =======      =======

NOTE 3. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to CGMHI's principal regulated subsidiaries at September 30, 2004, are as follows:

                                                                                     NET
                                                                                   CAPITAL
                                                                                   (U.S.) OR
                                                                                   FINANCIAL   EXCESS OVER
(DOLLARS IN MILLIONS)                                                              RESOURCES      MINIMUM
SUBSIDIARY                                       JURISDICTION                       (U.K.)     REQUIREMENTS
--------------------------------  ---------------------------------------------    ---------   ------------
Citigroup Global Markets Inc.     U.S. Securities and Exchange Commission
                                  Uniform Net Capital Rule (Rule 15c3-1)            $3,705        $3,149

Citigroup Global Markets Limited  United Kingdom's Financial Services Authority     $6,927        $2,092

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of CGMHI, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At September 30, 2004, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

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

A summary of the Company's contractual commitments as of September 30, 2004 and December 31, 2003 are as follows:

                                                                  SEPTEMBER 30, 2004                  DECEMBER 31, 2003
                                                           ----------------------------------  ----------------------------------
                                                             Notional    Current Market or      Notional     Current Market or
                                                               or           Fair Value            or            Fair Value
                                                           Contractual  ---------------------  Contractual  ---------------------
Dollars in billions                                          Amounts    Assets    Liabilities   Amounts      Assets   Liabilities
-------------------                                        -----------  --------  -----------  -----------  --------  -----------
Exchange-traded products:
   Futures contracts (a)                                     $  280.4    $     -  $      -      $  314.1    $     -     $      -
   Other exchange-traded products:
     Equity options                                              94.3         .9        .8          50.5        1.7          1.8
     Fixed income options                                        42.9          -         -          11.6          -            -
     Foreign exchange options and commodity contracts             5.0          -         -           3.4          -            -
                                                             --------   --------  --------      --------    -------     --------
Total exchange-traded products                                  422.6         .9        .8         379.6        1.7          1.8
                                                             --------   --------  --------      --------    -------     --------
Over-the-counter ("OTC") swaps, swap options, caps,
floors and forward rate agreements:
   Swaps                                                      3,132.6                            2,136.5
   Swap options written                                          90.8                               81.2
   Swap options purchased                                        55.7                               62.2
   Caps, floors and forward rate agreements                     150.5                              151.5
                                                             --------   --------  --------      --------    -------     --------
Total OTC swaps, swap options, caps, floors and forward
rate agreements (b)                                           3,429.6        8.7      10.4       2,431.4        9.1          8.7
                                                             --------   --------  --------      --------    -------     --------
Other options and contractual commitments:
   Options and warrants on equities and equity indices          114.5        1.7       5.7          85.4        1.9          4.9
   Options and forward contracts on fixed income
     securities                                                 633.2        2.3       1.7         469.3        1.7          2.0
   Foreign exchange contracts and options (b)                   148.9         .3        .2         131.0        1.1          1.2
   Commodity contracts                                           11.1         .2        .2           9.0         .1           .1
                                                             --------   --------  --------      --------    -------     --------
Total contractual commitments                                $4,759.9   $   14.1  $   19.0      $3,505.7    $  15.6     $   18.7
                                                             ========   ========  ========      ========    =======     ========

(a) Margin on futures contracts is included in receivables/payables to brokers, dealers and clearing organizations on the unaudited condensed consolidated statements of financial condition.

(b) Includes notional values of swap agreements and forward currency contracts for non-trading activities (primarily related to the Company's fixed-rate long-term debt) of $15.4 billion and $1.5 billion at September 30, 2004, respectively, and $14.4 billion and $5.0 billion at December 31, 2003, respectively.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5. SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

Dollars in millions                      Three Months           Nine Months
Period ended September 30,              2004       2003       2004        2003
--------------------------            --------   --------   --------    --------
Revenues, net of interest expense:
   Investment Services                $  2,100   $  1,997   $  6,903    $  6,766
   Private Client Services               1,479      1,459      4,699       4,177
   Asset Management                        306        274        931         763
                                      --------   --------   --------    --------
Total                                 $  3,885   $  3,730   $ 12,533    $ 11,706
                                      ========   ========   ========    ========
Total non-interest expenses:
   Investment Services                $  1,502   $  1,342   $ 11,308    $  4,564
   Private Client Services               1,197      1,162      3,735       3,383
   Asset Management                        221        157        609         446
                                      --------   --------   --------    --------
Total                                 $  2,920   $  2,661   $ 15,652    $  8,393
                                      ========   ========   ========    ========
Net income (loss):
   Investment Services                $    401   $    409   $ (2,665)   $  1,369
   Private Client Services                 172        182        586         488
   Asset Management                         47         72        192         195
                                      --------   --------   --------    --------
Total                                 $    620   $    663   $ (1,887)   $  2,052
                                      ========   ========   ========    ========

Total assets of the Investment Services, Private Client Services and Asset Management segments were $430.6 billion, $15.9 billion and $2.0 billion, respectively, at September 30, 2004 and $346.0 billion, $13.6 billion and $1.7 billion, respectively, at December 31, 2003. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

NOTE 6. LEGAL PROCEEDINGS

In addition to the matters described under Part II, Item 1 of this Form 10-Q, the Company and its subsidiaries are defendants or co-defendants or parties in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. In connection with its discontinued commodities processing operations, the Company and certain of its subsidiaries are subject to claims asserted by the U.S. Environmental Protection Agency, certain state agencies and private parties in connection with environmental matters. Although the Company's management believes the ultimate resolution of these lawsuits and other proceedings is not likely to have a material adverse effect on the consolidated financial condition of the Company, such resolution may be material to the Company's operating results for any particular period.

NOTE 7. OBLIGATIONS UNDER GUARANTEES

The Company provides a variety of guarantees and indemnifications to customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The Company believes the guarantees which are provided relate to an asset, liability, or equity security of the guaranteed parties. In the normal course of business, the Company provides standard representations and warranties to

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the accompanying unaudited condensed consolidated statement of financial condition as of September 30, 2004 and December 31, 2003 related to these indemnifications.

In addition, the Company is a member of or shareholder in numerous value transfer networks ("VTNs") (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligation as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, there are no amounts reflected on the accompanying unaudited condensed consolidated statement of financial condition as of September 30, 2004 and December 31, 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

Derivative instruments which include guarantees are credit default swaps, total return swaps, written foreign exchange options, written put options, written equity warrants, and written caps and floors. At September 30, 2004 and December 31, 2003, the carrying amount of the liabilities related to these derivatives was $1.4 billion and $2.4 billion, respectively.

The maximum potential loss represents the amounts that could be lost under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and greatly exceed anticipated losses. At September 30, 2004, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $195.9 billion, of which $18.8 billion expires within one year and $177.1 billion expires after one year. At December 31, 2003, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $62.7 billion. At September 30, 2004 and December 31, 2003, the maximum potential loss at fair value related to derivative guarantees other than credit default swaps and total rate of return swaps amounted to $0.5 billion and $2.1 billion, respectively.

Guarantees to joint ventures and other third parties primarily include guarantees of their debt obligations. At September 30, 2004, the carrying amount and the maximum potential loss related to these joint ventures and other third party guarantees were $148 million, of which $50 million expires within one year and $98 million expires after one year. At December 31, 2003, the carrying amount and the maximum potential loss related to these joint venture and other third party guarantees were $589 million. Securities and other marketable assets

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

held as collateral to reimburse losses under other third party guarantees amounted to $47 million and $48 million at September 30, 2004 and December 31, 2003, respectively.

Guarantees of collection of contractual cash flows protect investors in securitization trusts from loss of principal and interest relating to insufficient collections on the underlying receivables in the trust. At September 30, 2004 and December 31, 2003, the carrying amount and the maximum potential loss related to guarantees of collection of contractual cash flows were $24 million.

NOTE 8. VARIABLE INTEREST ENTITIES

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

IN MILLIONS OF DOLLARS                      SEPTEMBER 30, 2004    DECEMBER 31, 2003
----------------------                      ------------------    -----------------
Cash                                             $   28              $   25
Financial Instruments Owned & Contractual
  Commitments                                     4,280               3,127
Receivables - Other                                 368                 124
Other Assets                                        873                 753
                                                 ------              ------
Total Assets of Consolidated VIEs                $5,549              $4,029
                                                 ======              ======

The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $510 million related to VIEs newly consolidated as a result of adopting FIN 46-R. As of September 30, 2004 and December 31, 2003, approximately $2.1 billion and $1.8 billion, respectively, of the total assets of consolidated VIEs represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for its clients. As of September 30, 2004 and December 31, 2003, approximately $3.4 billion and $2.2 billion, respectively, of the total assets of consolidated VIEs represents investment vehicles that were established to provide a return to the investors in the vehicles.

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

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher-rated debt CDO securities or U. S. Treasury securities to provide a greater or a very high degree of certainty, respectively, of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. At September 30, 2004 and December 31, 2003, such transactions involved VIEs with approximately $9.5 billion and $8.0 billion in assets, respectively.

The Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. These transactions include trust preferred entities, investment vehicles and other structured transactions. At September 30, 2004 and December 31, 2003, such transactions involved VIEs with approximately $72.6 billion and $50.4 billion in assets, respectively.

As previously mentioned, the Company may provide liquidity facilities to the VIEs, may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of guarantees to the VIEs and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $20.2 billion and $8.6 billion at September 30, 2004 and December 31, 2003, respectively. For this purpose, maximum exposure is considered to be the notional amounts of guarantees and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where the Company has an ownership interest in the VIEs.

NOTE 9. RELATED PARTY BALANCES

The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates including cash accounts, collateralized financing transactions, margin accounts, short-term borrowings, receivables and payables from securities and underwriting transactions, derivative trading and charges for operational support. The Company also has long-term borrowings from Citigroup of $12.1 billion at September 30, 2004 of which $2 billion are subordinated borrowings. Related party transactions are generally conducted at prices equivalent to prices for transactions conducted at arm's length with unrelated third parties. Amounts charged for operational support represent an allocation of costs.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

RECENT EVENTS

SETTLEMENT OF WORLDCOM CLASS ACTION LITIGATION AND CHARGE FOR REGULATORY AND LEGAL MATTERS

During the 2004 second quarter, the Company recorded a charge of $6.5 billion ($4.1 billion after-tax) related to a settlement of class action litigation brought on behalf of purchasers of WorldCom securities and an increase in litigation reserves (the "WorldCom and Litigation Reserve Charge").

On November 5, 2004, the United States District Court for the Southern District of New York approved the class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION. The Court's approval is subject to possible appeal by plaintiffs. Subject to the terms of the settlement and the resolution of any appeals, the Company will make a payment of $2.58 billion, or $1.60 billion after-tax, to the settlement class, which consists of all persons who purchased or otherwise acquired publicly traded securities of WorldCom during the period from April 29, 1999 through and including June 25, 2002. The payment will be allocated between purchasers of WorldCom stock and purchasers of WorldCom bonds. Plaintiffs' attorneys' fees will come out of the settlement amount.

In connection with the settlement of the WorldCom class action lawsuit, the Company reevaluated its reserves for the numerous lawsuits and other legal proceedings arising out of the transactions and activities that were the subjects of:

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended September 30, 2004 (the "2004 Quarter"), the Company recorded net income of $620 million compared to net income of $663 million for the three months ended September 30, 2003 (the "2003 Quarter"). Revenues, net of interest expense, were $3,885 million in the 2004 Quarter, up slightly from the $3,730 million in the 2003 Quarter. Commission revenues decreased slightly in the 2004 Quarter to $934 million as a result of a decrease in listed commissions offset partially by an increase in OTC commissions. Asset management and administration fees increased significantly to $1,001 million in the 2004 Quarter, primarily as a result of positive market action and cumulative net flows, and higher asset-based revenue, reflecting increased client asset levels, partially offset by lower transaction volume. Investment banking revenues of $779 million in the 2004 Quarter were essentially unchanged compared to the 2003 Quarter. Principal transactions revenues decreased to $222 million in the 2004 Quarter primarily as the result of decreases in fixed income and global equity trading. Net interest and dividend income increased to $812 million in the 2004 Quarter, primarily driven by increased dividend income in the European Equity Finance and European Equity Derivative businesses and increased interest income due to higher municipal holdings. Total non-interest expenses increased to $2,920 million in the 2004 Quarter as a result of increased voice and market data communication expense, increased floor brokerage and an increase in other operating and administrative expense primarily as a result of increased legal reserves. This increase was offset partially by a decrease in compensation and benefits expense.

For the nine months ended September 30, 2004 (the "2004 Period"), the Company recorded a net loss of $1,887 million compared to net income of $2,052 million for the nine months ended September 30, 2003 (the "2003 Period"). The decline is the result of the WorldCom and Litigation Reserve Charge, which was recorded in the 2004 second quarter. Revenues, net of interest expense, were $12,533 million in the 2004 Period compared to $11,706 million in the 2003 Period. Commission revenues increased in the 2004 Period to $3,117 million as a result of an increase in OTC commissions. Asset management and administration fees increased significantly to $3,037 million in the 2004 Period, primarily as a result of positive market action and cumulative net flows, increased customer trading volumes and higher asset-based revenue, reflecting increased client asset levels. Investment banking revenues declined to $2,545 million in the 2004 Period as a result of decreases in high grade debt underwriting, partially offset by an increases in equity underwriting. Principal transactions revenues decreased to $787 million in the 2004 Period primarily as the result of decreases in fixed income and global equity trading. Net interest and dividend income increased to $2,688 million in the 2004 Period, primarily driven by increased dividend income in the European Equity Finance and European Equity Derivative businesses and increased interest income due to higher U.S. mortgage inventory levels and municipal holdings.

Total non-interest expenses increased to $15,562 million in the 2004 Period as a result of the WorldCom and Litigation Reserve Charge, increased compensation and benefits, voice and market data communication, and floor brokerage and other production expenses.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Following is a discussion of the results of operations of the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

INVESTMENT SERVICES

Dollars in millions                        Three Months         Nine Months
Period Ended September 30,                2004       2003       2004        2003
                                        --------   --------   --------    --------
Revenues, net of interest expense       $  2,100   $  1,997   $  6,903    $  6,766
Total non-interest expense                 1,502      1,342     11,308       4,564
Income (loss) before income taxes            598        655     (4,405)      2,202
Provision (benefit) for income taxes         197        246     (1,740)        833
                                        --------   --------   --------    --------
Net income (loss)                       $    401   $    409   ($ 2,665)   $  1,369
                                        ========   ========   ========    ========

The Company's Investment Services segment recorded net income of $401 million in the 2004 Quarter and a net loss of $2,665 in the 2004 Period, compared to net income of $409 million in the 2003 Quarter and $1,369 million in the 2003 Period.

Revenues, net of interest expense, increased 5% to $2.1 billion in the 2004 Quarter. Revenues in the 2004 Period increased to $6.9 billion compared to $6.8 billion in the 2003 Period. Principal transactions revenues decreased in the 2004 Quarter and in the 2004 Period as a result of lower fixed income and global equity trading. Investment banking revenues declined in the 2004 Quarter and in the 2004 Period as a result of lower high grade debt and public finance underwriting, offset partially by an increase in equity underwriting fees. Commission revenue increased in the 2004 Quarter, primarily due to an increase in OTC and futures commissions, offset partially by a decline in listed commissions. Commission revenues increased in the 2004 Period as a result of increases in listed, and futures commissions. Net interest and dividend income increased in the 2004 Quarter and 2004 Period primarily driven by increased dividend income in the European Equity Finance and European Equity Derivative businesses and increased interest income due to higher municipal holdings. Net interest and dividends was also favorably impacted in the 2004 Period by increased interest income resulting from higher U.S. mortgage inventory levels.

Total non-interest expenses increased to $1.5 billion in the 2004 Quarter as a result of increased employee compensation and benefits, floor brokerage and other production related expenses, voice and market data expense and increased legal reserves. The total non-interest expense increased to $11.3 billion in the 2004 Period, primarily due to the WorldCom and Litigation Reserve Charge.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

PRIVATE CLIENT SERVICES

Dollars in millions                  Three Months      Nine Months
Period Ended September 30,           2004     2003     2004     2003
-------------------------           ------   ------   ------   ------
Revenues, net of interest expense   $1,479   $1,459   $4,699   $4,177
Total non-interest expense           1,197    1,162    3,735    3,383
Income before income taxes             282      297      964      794
Provision for income taxes             110      115      378      306
                                    ------   ------   ------   ------
Net income                          $  172   $  182   $  586   $  488
                                    ======   ======   ======   ======

Private Client Services net income of $172 million in the 2004 Quarter decreased $10 million or 6% from the 2003 Quarter, primarily due to higher legal expenses and lower transactional revenue, partially offset by higher fee revenue. Net income of $586 million in the 2004 Period increased $98 million or 20% from the 2003 Period, primarily due to increases in both asset-based revenue and transactional revenue, partially offset by higher production-related compensation and legal costs.

Revenues, net of interest expense, of $1,479 million in the 2004 Quarter increased $20 million or 1% from the 2003 Quarter, primarily due to increases in asset-based fee revenue reflecting higher assets under fee-based management, partially offset by decreases in transactional revenue reflecting lower customer trading volumes. Fee-based revenue increased $102 million or 16%, resulting from growth in assets under fee-based management. Transactional revenue decreased $82 million or 11%, primarily due to decreased customer trading volumes resulting in lower total commissions. Revenues, net of interest expense, in the 2004 Period of $4,699 million increased $522 million or 12% from the 2003 Period, reflecting increases in both asset-based fee revenue and transactional revenue. Fee-based revenue increased $426 million or 24%, resulting from growth in assets under fee-based management. Transactional revenue increased $96 million or 5%, primarily due to increased customer trading volumes resulting in higher total commissions.

Total assets under fee-based management were $220.9 billion as of September 30, 2004, up $28.8 billion or 15% from the prior-year period. Total client assets, including assets under fee-based management, of $1,087 billion in the 2004 Quarter increased $89 billion or 9% compared to the 2003 Quarter, principally due to market appreciation and positive net inflows. Net inflows were $3 billion in the 2004 Quarter compared to $5 billion in the 2003 Quarter and $14 billion in the 2004 Period compared to $19 billion in the 2003 Period.

Operating expenses of $1,197 million in the 2004 Quarter and $3,735 million in the 2004 Period, increased $35 million or 3% and $352 million or 10%, respectively, from the comparable 2003 Quarter and Period. The increases were mainly due to higher production-related compensation reflecting increased revenue and higher legal costs.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Assets under fee-based management were as follows:

Dollars in billions
At September 30,                                                     2004         2003
----------------                                                    ------       ------
Financial Consultant managed accounts                              $  76.3      $  64.3
Consulting Group and internally managed assets                       144.6        127.8
                                                                   -------      -------
Total assets under fee-based management (1)                        $ 220.9      $ 192.1
                                                                   =======      =======

      (1) Includes certain assets managed jointly with Citigroup Asset
      Management.

      ASSET MANAGEMENT

Dollars in millions                                             Three Months                        Nine Months
Period Ended September 30,                                  2004              2003              2004             2003
--------------------------                                  ----              ----              ----             ----
Revenues, net of interest expense                           $306              $274              $931             $763
Total non-interest expense                                   221               157               609              446
Income before income taxes                                    85               117               322              317
Provision for income taxes                                    38                45               130              122
                                                            ----              ----              ----             ----
Net income                                                  $ 47              $ 72              $192             $195
                                                            ====              ====              ====             ====

The Company's Asset Management segment revenues, net of interest expense, increased to $306 million and $931 million in the 2004 Quarter and 2004 Period, respectively, compared to $274 million and $763 million in the 2003 Quarter and 2003 Period, respectively. The primary revenue for the Asset Management segment is asset management and administration fees, which increased to $297 million and $908 million in the 2004 Quarter and 2004 Period, respectively, compared to $264 million in the 2003 Quarter and $742 million in the 2003 Period. The increase in revenues in the 2004 Quarter and 2004 Period is primarily due to positive market action and cumulative net flows, partially offset by a change in the presentation of certain fee sharing arrangements which decreased both revenues and expenses by $4 million and $13 million in the 2004 Quarter and 2004 Period, respectively.

Assets under management for the segment were $306.5 billion at September 30, 2004, compared to $275.7 billion at September 30, 2003. This increase is primarily due to positive market action and the impact of positive net flows.

Total non-interest expenses were $221 million and $609 million in the 2004 Quarter and 2004 Period, respectively, compared to $157 million and $446 million in the 2003 Quarter and 2003 Period, respectively. The increase in expenses is due to higher legal expense and was partially offset by a change in the presentation of certain fee sharing arrangements, which decreased both revenue and expenses by $4 million and $13 million in the 2004 Quarter and 2004 Period, respectively.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Assets under fee-based management were as follows:

Dollars in billions
At September 30,                                  2004     2003
----------------                                 ------   ------
Money market funds                               $ 91.0   $ 92.2
Mutual funds                                       89.3     80.5
Managed accounts                                  120.9     97.8
Unit investment trusts held in client accounts      5.3      5.2
                                                 ------   ------
Total                                            $306.5   $275.7
                                                 ======   ======

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $449 billion at September 30, 2004, an increase from $361 billion at year-end 2003. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements, and secured loans are the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $275.1 billion at September 30, 2004. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $27.2 billion at September 30, 2004.

The Company has a $2.5 billion 364-day committed uncollateralized revolving line of credit with unaffiliated banks. This facility has a two-year term-out provision with any borrowings maturing in 2007. The Company also has three-year facilities totaling $1.4 billion with unaffiliated banks with any borrowings maturing in May 2007 and $1.6 billion in committed uncollateralized 364-day facilities with unaffiliated banks that extend through various dates through 2007. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR or base rate) and compensates the banks for these facilities through facility fees. At September 30, 2004, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with unaffiliated banks. At September 30, 2004, the Company had

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

drawn down the full $1.7 billion then available under these facilities. A bank can terminate these facilities by giving the Company prior notice (generally one year). The Company compensates the banks for these facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At September 30, 2004, this requirement was exceeded by approximately $6.7 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

The following table shows the results of the Company's VAR analysis, which includes all of the Company's financial assets and liabilities which are marked to market at September 30, 2004 and December 31, 2003. The VAR relating to accrual portfolios has been excluded from this analysis.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RISK EXPOSURES                   September 30,   Third Quarter   Third Quarter   Third Quarter   December 31,
($ IN MILLIONS)                     2004         2004 Average     2004 High        2004 Low          2003
---------------                  -------------   -------------   -------------  --------------   ------------
Interest rate                       $133             $103            $ 151           $82              $73
Equities                              24               24               33            18               21
Commodities                           15               18               26            10                7
Currency                               6               10               14             6                9
Diversification Benefit              (39)             (49)             N/A           N/A              (34)
                                    ----             ----            -----           ---              ---
     Total*                         $139             $106            $ 151           $85              $76
                                    ====             ====            =====           ===              ===

* Includes diversification benefit.

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at September 30, 2004, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. The Company has nearly completed a large-scale, long-term process of calculating its VAR by a more robust methodology. Approximately 90% of the total portfolio is calculated under the new methodology, which simulates tens of thousands of market factors to measure VAR. The previous methodology simulated fewer market factors to measure VAR. VAR reflects the risk profile of the Company at September 30, 2004, and is not a predictor of future results.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under
Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as updated by the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 and the Company's Current Reports on Form 8-K dated July 21, 2004 and October 21, 2004.

ENRON CORP.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

DYNEGY INC.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WORLDCOM, INC.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against Citigroup Global Markets Inc. ("CGMI") and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGMI's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGMI, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGMI and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

On November 5, 2004, the United States District Court for the Southern District of New York approved the class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION. The Court's approval is subject to possible appeal by plaintiffs.

RESEARCH

Several individual actions have been filed against Citigroup and CGMI relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

OTHER

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGMI in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

ITEM 6. EXHIBITS

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

                                 CITIGROUP GLOBAL MARKETS HOLDINGS INC.
                                 (Registrant)

Date:  November 12, 2004         By: /s/ Robert Druskin
                                     ------------------------------------
                                 Robert Druskin
                                 President and Chief Executive Officer

                                 By: /s/ John C.Morris
                                     ------------------------------------
                                 John C. Morris
                                 Chief Financial Officer