Form 10-K
period 2004-12-31
CITIGROUP GLOBAL MARKETS HOLDINGS INC
filed 2005-03-18
CIK 200245

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                                   ----------

                         COMMISSION FILE NUMBER 1-15286

                                   ----------

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

                                   ----------

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12b-2). YES       NO   X
                                         -----    -----

BECAUSE THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF CITIGROUP INC., NONE OF THE REGISTRANT'S OUTSTANDING VOTING STOCK IS HELD BY NONAFFILIATES OF THE REGISTRANT. AS OF THE DATE HEREOF, 1,000 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE ISSUED AND OUTSTANDING.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

AVAILABLE ON THE WEB @ WWW.CITIGROUP.COM


                           [COVER PAGE 1 OF 4 PAGES.]

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE ON WHICH
                      TITLE OF EACH CLASS                                   REGISTERED
                      -------------------                         ------------------------------
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

   PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE S&P     CHICAGO BOARD OPTIONS EXCHANGE
                     500(R) INDEX DUE 2005

  CALLABLE PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON     CHICAGO BOARD OPTIONS EXCHANGE
                 THE S&P 500(R) INDEX DUE 2006

   CALLABLE EQUITY LINKED NOTES BASED UPON THE THESTREET.COM          AMERICAN STOCK EXCHANGE
                 INTERNET SECTOR INDEX DUE 2006

      0.25% CASH EXCHANGEABLE NOTES LINKED TO A BASKET OF             AMERICAN STOCK EXCHANGE
               TELECOMMUNICATIONS STOCKS DUE 2005

       0.25% NOTES EXCHANGEABLE FOR A BASKET OF SELECTED              AMERICAN STOCK EXCHANGE
                  TECHNOLOGY STOCKS, DUE 2005

       0.25% NOTES EXCHANGEABLE FOR A BASKET OF SELECTED              AMERICAN STOCK EXCHANGE
                  TECHNOLOGY STOCKS, DUE 2007

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


                           [COVER PAGE 2 OF 4 PAGES.]

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

   INDEX LEADING STOCKMARKET RETURN SECURITIES (INDEX LASERS          AMERICAN STOCK EXCHANGE
   (SM)) BASED UPON THE DOW JONES INDUSTRIAL AVERAGE DUE 2008

       EQUITY LINKED SECURITIES (ELKS (SM)) BASED ON THE              AMERICAN STOCK EXCHANGE
      COMMON STOCK OF NEWMONT MINING CORPORATION DUE 2005

   7% MEDIUM-TERM EQUITY LINKED SECURITIES (ELKS (SM)) BASED          AMERICAN STOCK EXCHANGE
   ON THE COMMON STOCK OF NEWMONT MINING CORPORATION DUE 2005

 SELECT EQUITY INDEXED NOTES (SM) BASED ON THE COMMON STOCK OF        AMERICAN STOCK EXCHANGE
                HEWLETT-PACKARD COMPANY DUE 2005

  PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE S&P          AMERICAN STOCK EXCHANGE
                     500(R) INDEX DUE 2009

  PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE DOW          AMERICAN STOCK EXCHANGE
           JONES GLOBAL TITANS 50 INDEX (SM) DUE 2009

  TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF         AMERICAN STOCK EXCHANGE
      SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF
                           ALCOA INC.

     PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE           AMERICAN STOCK EXCHANGE
                   NASDAQ-100 INDEX DUE 2009

EQUITY LINKED SECURITIES (ELKS (SM)) BASED ON THE COMMON STOCK        AMERICAN STOCK EXCHANGE
                    OF YAHOO! INC. DUE 2005

   INDEX LEADING STOCKMARKET RETURN SECURITIES (INDEX LASERS          AMERICAN STOCK EXCHANGE
     (SM)) BASED UPON THE NIKKEI 225 STOCK AVERAGE DUE 2008

 SELECT EQUITY INDEXED NOTES (SM) BASED ON THE COMMON STOCK OF        AMERICAN STOCK EXCHANGE
                    MOTOROLA, INC. DUE 2005

STOCK MARKET UPTURN NOTES (SM) BASED UPON THE S&P 500(R) INDEX        AMERICAN STOCK EXCHANGE
                            DUE 2006

EQUITY LINKED SECURITIES (ELKS (SM)) BASED ON THE COMMON STOCK        AMERICAN STOCK EXCHANGE
                  OF GENENTECH, INC. DUE 2005

   PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE DOW         AMERICAN STOCK EXCHANGE
             JONES INDUSTRIAL AVERAGE (SM) DUE 2009

  TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF         AMERICAN STOCK EXCHANGE
 SUBSIDIARY TRUST WITH RESPECT TO AMERICAN DEPOSITARY RECEIPTS
       REPRESENTING ORDINARY SHARES OF NOKIA CORPORATION

SELECT EQUITY INDEXED NOTES (SM) BASED UPON THE COMMON STOCK OF       AMERICAN STOCK EXCHANGE
                 APPLE COMPUTER, INC. DUE 2005

   PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE S&P         AMERICAN STOCK EXCHANGE
                     500(R) INDEX DUE 2010


                           [COVER PAGE 3 OF 4 PAGES.]

  PREMIUM MANDATORY CALLABLE EQUITY-LINKED SECURITIES (PACERS         AMERICAN STOCK EXCHANGE
 (SM)) BASED UPON THE COMMON STOCK OF JPMORGAN CHASE & CO. DUE
                              2007

  TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF         AMERICAN STOCK EXCHANGE
  SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF NEWMONT
                       MINING CORPORATION

    STOCK MARKET UPTURN NOTES (SM) BASED UPON THE DOW JONES           AMERICAN STOCK EXCHANGE
                INDUSTRIAL AVERAGE (SM) DUE 2006

EQUITY LINKED SECURITIES (ELKS (SM)) BASED ON THE COMMON STOCK        AMERICAN STOCK EXCHANGE
           OF TEXAS INSTRUMENTS INCORPORATED DUE 2006

  TARGETED GROWTH ENHANCED TERMS SECURITIES (TARGETS (SM)) OF         AMERICAN STOCK EXCHANGE
   SUBSIDIARY TRUST WITH RESPECT TO THE COMMON STOCK OF INTEL
                          CORPORATION

   PRINCIPAL-PROTECTED EQUITY LINKED NOTES BASED UPON THE DOW         AMERICAN STOCK EXCHANGE
             JONES INDUSTRIAL AVERAGE (SM) DUE 2010

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE


                           [COVER PAGE 4 OF 4 PAGES.]

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                                   ----------

                                TABLE OF CONTENTS

 FORM 10-K
ITEM NUMBER                                                                 PAGE
-----------                                                                 ----
              PART I

       1.     Business...................................................      1
       2.     Properties.................................................     10
       3.     Legal Proceedings..........................................     10
       4.     Omitted Pursuant to General Instruction I

              PART II

       5.     Market For Registrant's Common Equity, Related
                 Stockholder Matters, and Issuer Purchases of Equity
                 Securities..............................................     18
       6.     Omitted Pursuant to General Instruction I
       7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................     19
      7A.     Quantitative and Qualitative Disclosures About Market
                 Risk....................................................     48
       8.     Financial Statements And Supplementary Data................     48
       9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................     48
      9A.     Controls and Procedures....................................     48
      9B.     Other Information..........................................     48

              PART III

   10-13.     Omitted Pursuant to General Instruction I
      14.     Principal Accountant Fees and Services.....................     49

              PART IV

      15.     Exhibits and Financial Statement Schedules.................     51
              Exhibit Index..............................................     52
              Signatures.................................................     53
              Index to Consolidated Financial Statements and Schedules...    F-1

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

Citigroup Inc. ("Citigroup"), CGMHI's parent, is a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through the Global Consumer, Global Corporate and Investment Bank, Global Wealth Management, Global Investment Management, and Proprietary Investment Activities business segments. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.

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

Citigroup Global Markets executes securities and commodity futures brokerage transactions on all major United States securities and futures exchanges and major international exchanges on behalf of customers and for its own account. Citigroup

Global Markets' significant capital base and extensive distribution capabilities also enable it to provide liquidity to investors across a broad range of markets and financial instruments, and to execute capital-intensive transactions on behalf of its customers and for its own account. It executes transactions in large blocks of exchange-listed stocks, usually with institutional investors, and often acts as principal to facilitate these transactions. It makes markets, buying and selling as principal, in approximately 1,980 equity securities traded on the NASDAQ system. Additionally, Citigroup Global Markets makes markets in convertible and preferred stocks, warrants and other equity securities.

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

                             PRIVATE CLIENT SERVICES

Private Client Services provides investment advice, financial planning and brokerage services to affluent individuals, small and mid-size companies, non-profits and large corporations primarily through a network of more than 12,100 Smith Barney Financial Consultants in more than 500 offices worldwide. In addition, Private Client Services provides independent client-focused research to individuals and institutions around the world.

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

The Company receives ongoing fees, generally stated as a percentage of the client's assets, from asset management clients. At December 31, 2004 client assets under management were approximately $320.5 billion, as compared to approximately $303.6 billion at December 31, 2003 and approximately $256.6 billion at December 31, 2002. These amounts include separately managed accounts with assets of approximately $125.8 billion at December 31, 2004, approximately $114.4 billion at December 31, 2003 and approximately $85.6 billion at December 31, 2002.

The following table shows the aggregate assets in, and number of, investment companies managed by the Asset Management Group at December 31st for each of the last three years.

                        INVESTMENT COMPANY ASSETS UNDER MANAGEMENT
                                       DECEMBER 31,
                   ---------------------------------------------------
                         2004              2003              2002
                   ---------------   ---------------   ---------------
                                  (Dollars in billions)
                   NO. OF            NO. OF            NO. OF
                    FUNDS   ASSETS    FUNDS   ASSETS    FUNDS   ASSETS
                   ------   ------   ------   ------   ------   ------
Money market          40    $ 97.6      35    $ 93.9      29    $ 97.0
Mutual funds         173      74.1     173      73.8     171      56.5
Annuity funds         32       7.4      36       7.6      36       6.0
Closed-end funds      24      10.3      22       8.3      20       6.2
                     ---    ------     ---    ------     ---    ------
   Total             269    $189.4     266    $183.6     256    $165.7
                     ===    ======     ===    ======     ===    ======

At December 31, 2004, the Asset Management Group managed 213 mutual funds (open-end investment companies), including taxable and tax-exempt money market funds, equity funds, and taxable and tax-exempt fixed income funds sold primarily through Smith Barney Financial Consultants, the sales force of Primerica Financial Services, an affiliate of CGMHI, and other affiliates of CGMHI. In addition, certain of the funds are sold through a variety of other national and regional brokerage firms pursuant to dealer agreements. Of the mutual funds managed by the Asset Management Group, 62 are domiciled outside the United States and are offered to non-resident aliens through Citigroup Global Markets and other financial intermediaries. In addition, at December 31, 2004, the Asset Management Group managed 32 mutual fund portfolios serving as funding vehicles for variable annuity contracts, including certain variable annuities and other individual products of the Travelers Life and Annuity unit of Citigroup, which are sold by Smith Barney Financial Consultants. The Asset Management Group also serves as the primary investment manager to 24 closed-end investment companies, the shares of which are listed for trading on one or more securities exchanges. At December 31, 2004, the Asset Management Group managed approximately $10.3 billion of closed-end investment company assets.

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

The Asset Management Group also sponsors and oversees the portfolios of a large number of unit investment trusts, which are unmanaged investment companies, the portfolios of which are generally static. Such unit investment trusts may hold domestic and foreign equity and debt securities, including municipal bonds. Certain trusts are sponsored and overseen solely by the Asset Management Group; other trusts are jointly sponsored through a syndicate of major broker-dealers of which Citigroup Global Markets is a member. At December 31, 2004, outstanding unit trust assets held by Citigroup Global Markets' clients were approximately $5.3 billion, as compared to approximately $5.6 billion at December 31, 2003 and approximately $5.3 billion at December 31, 2002.

                                OTHER INFORMATION

OPERATIONS BY GEOGRAPHIC AREA

For a summary of the Company's operations by geographic area, see Note 5 to the consolidated financial statements.

DERIVATIVES AND RISK MANAGEMENT

Derivative instruments are contractual commitments or payment exchange agreements between counterparties that "derive" their value from some underlying asset, index, interest rate or exchange rate. Citigroup Global Markets enters into various financial contracts involving future settlement, which are based upon a predetermined principal or par value (referred to as the "notional" amount). Such instruments include swaps, swap options, caps and floors, futures contracts, forward currency contracts, option contracts and warrants. Derivatives activities, like the Company's other ongoing business activities, give rise to market, credit and operational risks, although the Company also uses derivative instruments to manage these risks in its other businesses. For a more complete discussion of Citigroup Global Markets' use of derivative financial instruments and certain of the related risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4, 7, 12, 14, 15 and 17 to the consolidated financial statements.

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

CGMHI's operations abroad are conducted through various subsidiaries and affiliates, principally Citigroup Global Markets Limited in London and Nikko Citigroup Limited (a joint venture formed in February 1999, between the Company (49%) and Nikko Cordial, Ltd., Ltd (51%)) in Tokyo. Its activities in the United Kingdom, which include investment banking, trading, and brokerage services, are subject to the Financial Services and Markets Act 2000, which regulates organizations that conduct investment businesses in the United Kingdom (including imposing capital and liquidity requirements), and to the rules of the Financial Services Authority. Nikko Citigroup Limited is a registered foreign securities company in Japan and, as such, its activities in Japan are subject to Japanese law applicable to non-Japanese securities firms and are regulated principally by the Financial Services Agency. These and other subsidiaries of CGMHI are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Citigroup Global Markets' other offices are also subject to the jurisdiction of local financial services regulatory authorities.

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

CGMI is a member of the Securities Investor Protection Corporation ("SIPC"), which, in the event of liquidation of a broker-dealer, provides protection for customers' securities accounts held by the firm of up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. To supplement the SIPC coverage, CGMI has purchased additional protection, subject to an aggregate loss limit of $600,000,000 for CGMI and a per client cash loss limit of up to $1.9 million.

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

At December 31, 2004, CGMI had net capital, computed in accordance with the Net Capital Rule, of $4.5 billion, which exceeded the minimum net capital requirement by $3.9 billion. For further discussion of capital requirements related to the Company's principal regulated subsidiaries, see Note 9 to the consolidated financial statements.

GENERAL BUSINESS FACTORS

In the judgment of the Company's management, no material part of the business of CGMHI and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on CGMHI, and no one customer or group of affiliated customers accounts for as much as 10% of CGMHI's consolidated revenues.

At December 31, 2004, CGMHI had approximately 38,000 full-time and 2,000 part-time employees.

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

ITEM 3. LEGAL PROCEEDINGS.

ENRON CORP.

In April 2002, Citigroup Inc. ("Citigroup") was named as a defendant along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. In May 2003, plaintiffs filed an amended consolidated class action complaint. Citigroup filed a motion to dismiss in June 2003, which motion was denied in April 2004. Citigroup answered the operative complaint in May 2004. Plaintiffs filed a motion for class certification in May 2003, which motion remains pending. The parties are engaging in discovery.

Additional actions have been filed against Citigroup and certain of its affiliates, including CGMI, along with other parties, including (i) actions brought by a number of pension and benefit plans, investment funds, mutual funds, and other individual and institutional investors in connection with the purchase of Enron and Enron-related equity and debt securities, alleging violations of various state and federal securities laws, state unfair competition statutes, common law fraud, misrepresentation, unjust enrichment, breach of fiduciary duty, conspiracy and other violations of state law; (ii) actions by banks that participated in Enron revolving credit facilities, alleging fraud, gross negligence, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities laws, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of various federal securities laws; the Citigroup defendant (along with all other defendants) settled all claims without admitting any wrongdoing, and the settlement was preliminarily approved by the United States District Court for the Southern District of New York in September 2004; (v) a putative class action brought by clients of CGMI in connection with research reports concerning Enron, alleging breach of contract; (vi) an action brought by purchasers in the secondary market of Enron bank debt, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty; (vii) an action brought by an investment company, alleging that Citigroup and others aided Enron in fraudulently inducing it to enter into a commodity sales contract; (viii) five adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, certain of its affiliates and other entities, and to disallow or to subordinate claims that Citigroup and other entities have filed against Enron; in one such proceeding, Enron also alleges various common law claims, including a claim for aiding and abetting of breach of fiduciary duty; (ix) third-party actions brought by former Enron officers and directors, alleging violation of state securities and other laws and a right to contribution from Citigroup, in connection with claims under state securities and common law brought against the officers and directors; (x) a purported class action brought on behalf of Connecticut municipalities, alleging violation of state statutes, conspiracy to commit fraud, aiding and abetting a breach of fiduciary duty and unjust enrichment; (xi) actions brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (xii) third-party actions brought by Arthur Andersen as a defendant in Enron-related litigations, alleging a right to contribution from Citigroup; (xiii) an action brought by the indenture trustee for the Yosemite and ECLN Trusts and the Yosemite Securities Co., alleging fifteen causes of action sounding in tort and contract and relating to the initial notes offerings and the post-bankruptcy settlement of the notes;
(xiv) putative class actions brought by investors that purchased and held Enron and Enron-related securities, alleging negligence, misrepresentation, fraud, breach of fiduciary duty, and aiding and abetting breach of fiduciary duty; (xv) actions brought by utilities concerns, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (xvi) adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. Several of these cases have been consolidated or coordinated with the NEWBY action and are stayed, except for certain discovery, pending the Court's decision on the pending motion for class certification in NEWBY.

DYNEGY INC.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE:
DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGMI as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

WORLDCOM, INC.

Citigroup, CGMI and certain executive officers and current and former employees were named as defendants--along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors--in a consolidated class action (IN RE WORLDCOM, INC. SECURITIES LITIGATION) brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002. The class action complaint asserted claims against CGMI under (i) Sections 11 and 12(a)(2) of the Securities

Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the Court denied CGMI's motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

On May 10, 2004, Citigroup announced that it had agreed to settle all claims against it in the consolidated class action. Under the terms of the settlement, Citigroup will make a payment of $2.58 billion ($1.59 billion after-tax) to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability or violation of the law. On November 10, 2004, the United States District Court for the Southern District of New York entered an order granting final approval of the settlement.

The District Court also consolidated with the consolidated class action two other putative class actions which assert claims (i) under federal securities laws against Citigroup, CGMI and certain former employees on behalf of purchasers and acquirers of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS"), based on CGMI's research reports concerning WorldCom and its role as underwriter of TARGETS (IN RE TARGETS SECURITIES LITIGATION); and (ii) under common law against CGMI and certain former employees on behalf of persons who held WorldCom securities based on CGMI's research reports concerning WorldCom (WEINSTEIN, ET AL. V. EBBERS, ET AL.). On June 28, 2004, the District Court dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, leaving only claims under the 1934 Act for purchases of TARGETS after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005. On September 17, 2004, the District Court dismissed WEINSTEIN, ET AL. v. EBBERS, ET AL. with prejudice, and in its entirety. On October 15, 2004, the plaintiffs noticed their appeal of this decision to the United States Court of Appeals for the Second Circuit. The parties have reached an agreement in principle on the terms of a settlement of this action.

Approximately seventy WorldCom individual actions remain pending in various federal and state courts. Pursuant to an order entered on May 28, 2003, the District Court presently has before it approximately two-thirds of these individual actions that have been consolidated with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGMI's research reports concerning WorldCom and/or CGMI's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

A number of other individual actions asserting claims against CGMI in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

GLOBAL CROSSING

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (IN RE GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which named as defendants, among others, Citigroup, CGMI and certain executive officers and current and former employees, asserting claims under the federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGMI's research reports about Global Crossing and Asia Global Crossing and for CGMI's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-related defendants moved to dismiss all of the claims against them on July 2, 2004. In March 2005, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup -related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding against, among others, Citigroup, CGMI and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGMI's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to CGMI Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the putative class action.

RESEARCH

Since May 2002, Citigroup, CGMI and certain executive officers and current and former employees have been named as defendants in numerous putative class action complaints and arbitration demands by purchasers of various securities, alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including AT&T Corp. ("AT&T"), Winstar Communications, Inc. ("Winstar"), Level 3 Communications, Inc. ("Level 3"), Metromedia Fiber Network, Inc. ("MFN"), XO Communications, Inc. ("XO"), Williams Communications Group Inc. ("Williams"), and Focal Communications, Inc. Almost all of these putative class actions are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup-related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the MFN action.

In addition to the putative research class actions, several individual actions have been filed against Citigroup and CGMI relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGMI's publication of research about Qwest and its underwriting of Qwest securities.

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, both of which were affirmed on appeal, one by the United States Court of Appeals for the Ninth Circuit, and one by the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGMI, one in the United States District Court for the Southern District of New York (NORMAN V. SALOMON SMITH BARNEY, ET AL.) and the other in Illinois state court (DISHER V. CITIGROUP GLOBAL MARKETS INC.). On June 9, 2004, the District Court denied CGMI's motion to dismiss NORMAN V. SALOMON SMITH BARNEY, ET AL., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

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

On June 23, 2003, the West Virginia Attorney General filed an action against CGMI and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties. CGMI's and the other defendants' motion to dismiss the action was denied. In January 2005, CGMI and the other defendants were granted leave to appeal the dismissal to the Supreme Court of West Virginia on the certified issue of whether the West Virginia Consumer Credit and Protection Act applies to securities transactions.

ADELPHIA COMMUNICATIONS CORPORATION

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGMI is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. The motions are currently pending.

TRANSFER AGENCY

Citigroup's 2004 results reflect an aggregate reserve of $196 million ($151 million after-tax) related to the expected resolution of the previously disclosed SEC investigation into mutual fund transfer agent matters that began in November 2003.

In 1999, Citigroup Asset Management ("CAM") recommended that an affiliate become the transfer agent for certain mutual funds managed by CAM. The affiliate that became the transfer agent, Citicorp Trust Bank ("CTB"), subcontracted transfer agency work to the previous (unaffiliated) transfer agent. At the time CAM entered the business, CAM concluded a separate agreement with the sub-transfer agent that guaranteed certain benefits to CAM and its affiliates. That agreement, and a one-time payment related to termination of the agreement, were not disclosed to the boards of the mutual funds that approved the retention of the affiliated transfer agent.

As previously discussed, in July 2004, the staff of the SEC indicated that it was considering recommending an enforcement proceeding against CAM and certain of its affiliates relating to the transfer agency and sub-transfer agency arrangements, including the creation and operation of this transfer agency, the compensation received by CTB and the adequacy of CAM's disclosures to the fund boards. The staff subsequently informed four individuals (none of whom remains in his or her prior position with CAM) that it was also considering similar enforcement proceedings against them. The Company is cooperating with the SEC in its investigation. The reserve fully covers the financial terms that the SEC staff has agreed to recommend to the Commission for resolution of this matter. The Citigroup offer of settlement is subject to final negotiation, and any settlement of this matter with the SEC will require approval by the Board of Directors of Citigroup and acceptance by the SEC.

MUTUAL FUNDS

Citigroup and certain of its affiliates, including CGMI, have been named in several class action litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. The Company is cooperating with all such reviews.

IPO ALLOCATION LITIGATION

In April 2002, consolidated amended complaints were filed against CGMI and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGMI is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision. Also filed in the Southern District of New York against CGMI and other investment banks were several putative class actions that were consolidated into a single class action, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the Court granted CGMI's motion to dismiss the consolidated amended complaint in the antitrust case. Plaintiff has appealed the motion to dismiss to the United States Court of Appeals for the Second Circuit in New York. That appeal is pending.

INVESTIGATIONS OF EURO ZONE GOVERNMENT BONDS TRADE

On August 2, 2004, Citigroup Global Markets Limited executed certain large trades in Euro Zone Government bonds in London that were carried out on the MTS trading platform. On August 19, 2004, the UK Financial Services Authority commenced an enforcement investigation into certain aspects of these trades. Other European regulators have also commenced similar investigations. Recently, the German regulator, BaFin, referred the results of its investigation into the trades to prosecutors for possible prosecution against employees of the Company. Citigroup is cooperating with these investigations.

OTHER

In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against CGMI in the Supreme Court of the State of New York, County of New York (MKP MASTER FUND, LDC ET AL. V. SALOMON SMITH BARNEY INC.). Plaintiffs allege that while acting as their prime broker CGMI breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, CGMI filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, CGMI amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike CGMI's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss CGMI's counterclaims based on indemnification and contribution. In July 2003, the court granted CGMI's motion for summary judgment and plaintiffs subsequently filed a notice of appeal. In October 2004, the Appellate Division affirmed the grant of summary judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future.

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SETTLEMENT OF WORLDCOM CLASS ACTION LITIGATION AND CHARGE FOR REGULATORY AND LEGAL MATTERS

During the 2004 second quarter, the Company recorded a charge of $6.5 billion ($4.1 billion after-tax) related to a settlement of class action litigation brought on behalf of purchasers of WorldCom securities and an increase in litigation reserves ("WorldCom and Litigation Reserve Charge").

Subject to the terms of the settlement and its eventual approval by the courts, Citigroup will make a payment of approximately $2.575 billion, or $1.59 billion after-tax, to the settlement class, which consists of all persons who purchased or otherwise acquired publicly traded securities of WorldCom during the period from April 29, 1999 through and including June 25, 2002. The payment will be allocated between purchasers of WorldCom stock and purchasers of WorldCom bonds. Plaintiffs' attorneys' fees will come out of the settlement amount.

In connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for numerous other lawsuits and legal proceedings arising out of alleged misconduct in connection with:

(i)   underwritings for, and research coverage of, WorldCom;

(ii) underwritings for Enron and other transactions and activities related to Enron and Dynegy;

(iii) transactions and activities related to research coverage of companies other than WorldCom; and

(iv) transactions and activities related to securities sold in initial public offerings.

As of December 31, 2004, the Company's litigation reserve for these matters, net of the amount to be paid upon final approval of the WorldCom class action settlement, was $4.7 billion on a pretax basis.

The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interest of the Company.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESERVE FOR THE SECURITIES AND EXCHANGE COMMISSION'S TRANSFER AGENT
INVESTIGATION

During the 2004 fourth quarter, the Company recorded a $131 million after-tax reserve related to the expected resolution of the previously disclosed SEC investigation of transfer agent matters, which, combined with a $20 million after-tax reserve taken in the 2004 third quarter, fully covers the financial terms that the SEC staff has agreed to recommend to the Commission for resolution of this matter.

SETTLEMENT OF CERTAIN LEGAL AND REGULATORY MATTERS

On July 28, 2003, Citigroup entered into final settlement agreements with the Securities and Exchange Commission ("SEC"), the Office of the Comptroller of the Currency ("OCC"), the Federal Reserve Bank of New York and the Manhattan District Attorney's Office that resolved on a civil basis their investigations into Citigroup's structured finance work for Enron. Citigroup also announced that its settlement agreement with the SEC concluded that agency's investigation into certain Citigroup work for Dynegy. The agreements were reached by Citigroup (and, in the case of the agreement with the OCC, Citibank, N.A.) without admitting or denying any wrongdoing or liability, and the agreements do not establish wrongdoing or liability for the purpose of civil litigation or any other proceeding. The Company and certain other Citigroup subsidiaries have paid from previously established reserves an aggregate amount of $145.5 million in connection with these settlements.

On April 28, 2003, Salomon Smith Barney Inc., now named Citigroup Global Markets Inc. ("CGMI"), announced final agreements with the SEC, the National Association of Securities Dealers, the New York Stock Exchange, and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto
Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices ("the Research Settlement"). CGMI reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The Company paid from previously established reserves an aggregate amount of $300 million and committed to spend an additional $75 million to provide independent third-party research at no charge to clients in connection with these settlements.

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of these policies, as well as estimates made by management, are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. These policies include accounting for securitizations, the valuation of financial instruments and contractual commitments, legal reserves and income taxes. Additional information about these policies can be found in Note 1 to the consolidated financial statements.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 47.

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

If the securitization entity's activities are sufficiently restricted to meet certain accounting requirements to be considered a qualifying special purpose entity ("QSPE"), the securitization entity is not consolidated by the seller of the transferred assets. In January 2003, the Financial Accounting Standards Board ("FASB") issued a new

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

interpretation on consolidation that was adopted by the Company on July 1, 2003. Under this interpretation, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), if the securitization entities other than QSPE's meet the definition of a variable interest entity ("VIE"), the Company must evaluate whether it is the primary beneficiary of the entity and, if so, must consolidate it. The entity would be considered a VIE if it requires additional subordinated support or if the equity investors lack certain characteristics of a controlling financial interest. In December 2003, FASB issued a revised version of FIN 46 ("FIN 46-R"), which the Company implemented in January 2004. This revised version included substantial changes from the original FIN 46, including changes in the calculations of the expected losses and expected residual returns. Its impact on the financial statements was an increase to assets and liabilities of $510 million. However, most of the Company's securitization transactions continued to meet the criteria for sale accounting and non-consolidation.

The Company's securitization activities are conducted on behalf of our clients and to generate revenues for services provided to the special purpose entities ("SPEs"). The Company uses SPEs for securitizing mortgage-backed securities and clients' trade receivables, to create investment opportunities for clients through collateralized debt obligations ("CDOs"), and to meet other client needs through structured financing transactions. All the mortgage-backed securities transactions use QSPEs, as do certain CDOs and structured finance transactions. At December 31, 2004, the Company was involved with SPEs with assets of $836.4 billion, including SPEs with assets of $5.5 billion that were consolidated by the Company and QSPEs with assets amounting to $586.5 billion. This compares with December 31, 2003, where the Company was involved with SPEs with assets of $709.2 billion, including SPEs with assets of $4.0 billion that were consolidated by the Company and QSPEs with assets amounting to $426 billion.

Additional information on the Company's securitization activities can be found in Note 17 to the consolidated financial statements.

VALUATIONS OF FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS

Financial instruments and contractual commitments include fixed maturity and equity securities, commodities, derivatives and structured securities. The Company's policy is to carry its financial instruments and contractual commitments at market value, or when market prices are not readily available, at fair value. For the substantial majority of our portfolios, fair values are determined based upon quoted prices or validated models with externally verifiable model inputs. Changes in the fair value of trading account assets and liabilities are recognized in earnings. Changing economic conditions - global, regional, or related to specific issuers or industries - could adversely affect these values.

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

For the Company's trading portfolios amounting to assets of $182.1 billion and $153.8 billion and liabilities of $84.7 billion and $74.6 billion at December 31, 2004 and 2003, respectively, fair values were verified in the following ways: externally verified via comparison to quoted market prices or third-party broker quotations; by using models that were validated by qualified personnel independent of the area that created the models and inputs that were verified by comparison to third-party broker quotations or other third-party sources; or by using alternative procedures such as comparison to comparable securities and/or subsequent liquidation prices. At December 31, 2004 and 2003, respectively, approximately 94% and 95% of the trading portfolios gross assets and liabilities (prior to netting positions pursuant to FASB Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts" ) were considered verified and approximately 6% and 5% were considered unverified. Of the unverified assets at December 31, 2004 and 2003, respectively, approximately 75% and 69% consists of cash products, where independent quotes were not available and/or alternative procedures were not feasible, and 25% and 31% consists of derivative products where either the model was not validated or the inputs were not verified due to lack of appropriate market quotations. Such values are actively reviewed by management.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

In determining the fair values of our securities portfolios, management also reviews the length of time trading positions have been held to identify aged inventory. During 2004, the average monthly aged inventory designated as available for immediate sale was approximately $7.3 billion compared to $5.3 billion in 2003. Inventory positions that are aged and whose values are unverified amounted to approximately $2.8 billion and $2.1 billion at December 31, 2004 and 2003, respectively. The fair value of the aged inventory is actively monitored and, where appropriate, is discounted to reflect the implied illiquidity for positions that have been available for immediate sale longer than 90 days. At December 31, 2004 and 2003, such valuation adjustments amounted to $77 million and $64 million, respectively.

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

INCOME TAXES

The Company is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates, such as those disclosed in Note 11 to the consolidated financial statements, and estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

Disputes and controversies over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Company reviews these balances quarterly and as new information becomes available the balances are adjusted, as appropriate.

SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") requires companies to make adjustments to their financial statements in the quarter that new tax legislation is enacted. In the fourth quarter, the U.S. Congress passed, and the President signed into law a new tax bill, "The American Jobs Creation Act of 2004." The Homeland Investment Act ("HIA") provision of the American Jobs Creation Act of 2004 is intended to provide companies with a one time 85% reduction in the U.S. net tax liability on cash dividends paid by foreign subsidiaries in 2005, to the extent that they exceed a baseline level of dividends paid in prior years. The provisions of the Act are complicated and companies, including CGMHI, are awaiting clarification of several provisions from the Treasury Department. The Company is still evaluating the provision and the effects it would have on financing the Company's foreign operations. In accordance with FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004", the Company has not recognized any income tax effects of the repatriation provisions of the Act and will not do so until the above issues are resolved, sometime in 2005. The reasonably possible amounts that may be repatriated in 2005, that would be subject to the provision of the Act, range from $0 to $125 million. The related potential income tax effects range from a tax benefit of $0 to a tax provision of $10 million, under current law. There is a Technical Corrections Bill pending in the U.S. Congress that would amend the computation of the HIA benefit. If this bill is enacted, the range of potential tax benefits would be from a benefit of $0 to a provision of $4 million, net of the impact of remitting income earned in 2005 that would otherwise have been indefinitely invested overseas.

See Note 11 to the consolidated financial statements for a further description of the Company's provision for income taxes and related income tax assets and liabilities.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 to the consolidated financial statements for a discussion of the future application of accounting standards.

RESULTS OF OPERATIONS

In 2004, the Company recorded a net loss of $1,441 million compared to net income of $2,893 million and $1,787 million for the years ended December 31, 2003 and 2002, respectively. The decline in 2004 is primarily the result of the WorldCom and Litigation Reserve Charge. The increase in 2003 compared to 2002 reflected an improvement in the financial markets during 2003. During 2002, the Company recorded an after-tax charge for legal and regulatory settlements of $863 million which resulted in a decline in net income. Revenues, net of interest expense, were $16.7 billion in 2004 compared to $15.7 billion and $14.4 billion in 2003 and 2002, respectively.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

In 2002, the Company recorded a cumulative after-tax loss of $24 million (net of tax benefit of $16 million) which related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

Asset management and administration fees contributed to the increase in revenue in 2004 as a result of positive market action and cumulative net flows, and higher asset-based revenue, reflecting increased client asset levels. Also contributing to the increase was higher transactional revenues reflecting slightly higher customer trading. Commission revenue also increased in 2004 primarily due to an increase in OTC commissions. Principal transactions revenues declined significantly as a result of decreases in fixed income and global equity trading. Investment banking revenues decreased slightly due to a decline in high-grade debt underwriting, offset partially by an increase in equity underwriting. Net interest and dividends increased primarily as a result of increased dividend income in the European Finance and European Equity Derivative businesses and increased interest income due to higher levels of municipal holdings. Total non-interest expenses increased primarily due to the WorldCom and Litigation Reserve Charge, increased compensation and benefits, voice and market data and floor brokerage and other production expenses. The WorldCom and Litigation Reserve Charge was included in "Other operating and administrative expenses" in the accompanying consolidated statement of operations.

Principal transactions revenues contributed largely to the increase in revenue in 2003 due to an increase in fixed income trading. Investment banking revenues increased as a result of increases in high-grade debt and high-yield underwriting, partially offset by a decrease in merger and acquisition fees. Included in investment banking revenues for 2002 were fees from the Travelers Property Casualty Corp. initial public offering. Commission revenues decreased in 2003 compared to 2002 due to lower over-the-counter ("OTC") commissions. Total non-interest expenses decreased 3% in 2003 compared to 2002. The decrease was primarily the result of a charge to earnings in 2002 relating to the establishment of reserves for the cost of the settlement with regulators and toward estimated costs of the private litigation related to the matters that were the subject of the settlement as well as the regulatory inquiries and private litigation related to Enron. The charge was included in "Other operating and administrative expenses" in the accompanying consolidated statement of operations. The decrease was partially offset by an increase in compensation and benefits expense in 2003 reflecting increased revenues of the Company.

Following is a discussion of the results of operations of the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

INVESTMENT SERVICES

Dollars in millions
For the year ended December 31,          2004     2003     2002
-------------------------------        -------   ------   ------
Revenues, net of interest expense      $ 9,155   $8,908   $7,513
Total non-interest expenses             13,102    5,767    6,154
                                       -------   ------   ------
Income (loss) before income taxes       (3,947)   3,141    1,359
Provision (benefit) for income taxes    (1,598)   1,190      600
                                       -------   ------   ------
Net income (loss)                      $(2,349)  $1,951   $  759
                                       =======   ======   ======

The Company's investment services segment recorded a net loss in 2004 of $2.35 billion compared to net income of $1.95 billion and $759 million for the years ended December 31, 2003 and 2002, respectively. During 2002, the segment recorded a restructuring credit of $9 million ($5 million net of tax). See Note 2 to the consolidated financial statements for further discussion of the restructuring credit.

Revenues, net of interest expense, increased 3% and 19% to $9.2 billion and $8.9 billion in 2004 and 2003, respectively. Following is a discussion of the significant changes to the segment's revenues. Principal transactions revenues decreased in 2004 as a result of declines in global fixed income and global equities trading. In 2003, principal transactions revenues increased significantly due to an increase in global fixed income trading. For further information related to principal transactions revenues, see Note 4 to the consolidated financial statements. In 2004, investment banking revenues were essentially unchanged. In 2003, investment banking revenues increased as a result of increases in high grade debt and high-yield underwritings, offset by declines in equity underwriting and merger and acquisition fees. Included in investment banking revenues in 2002 were fees from the Travelers Property Casualty Corp. initial public offering which occurred in the first quarter of 2002. Commission revenues increased in 2004 primarily due to increases in OTC and futures commissions. Commission revenues were down in 2003, as compared to 2002, due to a decrease in listed commissions.

Net interest and dividends increased in 2004 and 2003. Net interest and dividends increased primarily as a result of increased dividend income in the European Finance and European Equity Derivative businesses and increased interest income due to higher levels of municipal holdings. In 2003, the increase primarily related to increased dividend income and widening spreads in equity financing.

In 2004, total non-interest expenses increased primarily due to the WorldCom and Litigation Reserve Charge, increased compensation and benefits, voice and market data and floor brokerage and other production expenses. Total non-interest expenses, excluding restructuring-related items, decreased 6% in 2003 compared to 2002 primarily due to a charge related to the establishment of reserves in 2002 for the settlement with regulators and

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

toward estimated costs of the private litigation related to the matters that were the subject of the settlement as well as the regulatory inquiries and private litigation related to Enron. Also contributing to the decrease were reduced communications, occupancy and equipment and floor brokerage and other production expenses. These decreases were partially offset by an increase in compensation and benefits expense reflecting increased revenues of the Company.

PRIVATE CLIENT SERVICES

Dollars in millions
For the year ended December 31,      2004     2003     2002
-------------------------------     ------   ------   ------
Revenues, net of interest expense   $6,303   $5,700   $5,736
Total non-interest expenses          4,990    4,552    4,536
                                    ------   ------   ------
Income before income taxes           1,313    1,148    1,200
Provision for income taxes             520      443      447
                                    ------   ------   ------
Net income                          $  793   $  705   $  753
                                    ======   ======   ======

Private Client Services net income was $793 million in 2004 compared to $705 million in 2003 and $753 million in 2002. Private Client Services net income increased $88 million or 13% during 2004 primarily due to increases in both transactional revenue and asset-based revenue, partially offset by higher production related costs and legal costs. Net income decreased $48 million or 6% during 2003 primarily reflecting decreases in customer transaction volumes, net interest revenue on security-based lending and asset-based fee revenue.

Revenues, net of interest expense, increased $603 million in 2004 to $6,303 million primarily due to increases in asset-based revenue reflecting higher assets under fee based management and transactional revenue reflecting slightly higher customer trading. Revenues, net of interest expense, decreased $36 million in 2003 to $5,700 million, primarily due to declines in fees from managed accounts, lower net interest revenue on security-based lending and lower customer transaction volumes.

Total assets under fee-based management were $240.3 billion, $208.8 billion and $157.8 billion as of December 31, 2004, 2003 and 2002, respectively (see table on the following page for detail of Private Client Services assets under fee-based management). The increase in both 2004 and 2003 was primarily due to positive net flows and higher equity market values. Total client assets, including assets under fee-based management of $1,156 billion in 2004 increased $88 billion or 8% from $1,068 billion in 2003, which in turn increased $177 billion from 2002. The increase in 2004 and 2003 is primarily due to higher equity market values and net positive flows of $24 and $28 billion, respectively. Balances in Smith Barney's bank deposit program totaled $43 billion in 2004, which increased slightly from 2003.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating expenses increased $438 million in 2004 and $16 million in 2003. The increase in 2004 and 2003 primarily reflects higher legal, advertising and marketing costs.

Assets under fee-based management were as follows:

Dollars in billions
At December 31,                                   2004     2003     2002
-------------------                              ------   ------   ------
Financial Consultant managed accounts            $ 83.8   $ 71.7   $ 52.2
Consulting Group and internally managed assets    156.5    137.1    105.6
                                                 ------   ------   ------
Total assets under fee-based management (1)      $240.3   $208.8   $157.8
                                                 ======   ======   ======

(1)  Includes assets managed jointly with Citigroup Asset Management.

ASSET MANAGEMENT

Dollars in millions
For the year ended December 31,                   2004     2003     2002
-------------------------------                  ------   ------   ------
Revenues, net of interest expense                $1,236   $1,054   $1,157
Total non-interest expenses                         997      670      663
                                                 ------   ------   ------
Income before income taxes and cumulative
   effect of change in accounting principle         239      384      494
Provision for income taxes                          124      147      195
Cumulative effect of change in accounting
   principle (net of tax benefit of $16)             --       --      (24)
                                                 ------   ------   ------
Net income                                       $  115   $  237   $  275
                                                 ======   ======   ======

The asset management segment revenues, net of interest expense, of $1.24 billion, $1.05 billion and $1.16 billion for the years ended 2004, 2003, and 2002, respectively, increased $182 million or 17% from 2003 and decreased $103 million or 9% from 2002. The primary revenue component for the asset management segment is asset management and administration fees, which were $1.21 billion in 2004, $1.02 billion in 2003 and $1.12 billion in 2002. The increase in revenues in 2004 is primarily due to positive market action and cumulative net flows, partially offset by a change in presentation of certain fee-sharing arrangements which decreased both revenue and expenses by $16 million. The results for 2003 reflect the impact of weakness in global equity markets on average, reduced fee revenues and the impact of a decrease in U.S. retail money market funds. The reduced fee revenues primarily resulted from changes in product mix, revenue-sharing arrangements with internal Citigroup distributors and a change in presentation of certain fee-sharing arrangements, which decreased revenues and expenses by $41 million.

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Assets under management for the segment increased 6% in 2004 and 18% in 2003 (see the table below for details of assets under fee-based management).

Total non-interest expenses were $997 million in 2004 compared to $670 million in 2003 and $663 million in 2002. The increase of 49% in 2004 reflects a reserve of $196 million relating to resolution of the previously disclosed SEC investigation into transfer agent matters. The 1% increase in 2003 is primarily due to the increase in variable expenses and higher expenses related to legal matters.

Assets under fee-based management were as follows:

Dollars in billions
At December 31,                                   2004     2003     2002
-------------------                              ------   ------   ------
Money market funds                               $ 97.6   $ 93.9   $ 97.0
Mutual funds                                       91.8     89.7     68.7
Managed accounts                                  125.8    114.4     85.6
Unit investment trusts held in client accounts      5.3      5.6      5.3
                                                 ------   ------   ------
Total                                            $320.5   $303.6   $256.6
                                                 ======   ======   ======

OUTLOOK

The Company's business is significantly affected by the levels of activity in the securities markets, which, in turn, are influenced by the level and trend of interest rates, the general state of the global economy and the national and worldwide political environments, among other factors.

Limited staff reductions will be made in the Company in early 2005. The reductions will affect an estimated 500 staff and will result in an approximately $150 million pre-tax charge during the 2005 first quarter.

On February 11, 2005, Citigroup announced it would consolidate its capital markets funding activities in two legal entities: i) Citigroup Inc., which will continue to issue long-term debt, trust preferred securities, preferred and common stock, and ii) Citigroup Funding Inc., a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which will issue commercial paper and medium-term notes. It is anticipated that this funding consolidation will commence during the 2005 second quarter.

As part of the funding consolidation, it is expected that Citigroup will unconditionally guarantee the Company's outstanding public indebtedness. Upon issuance of the guarantee, the Company will no longer file periodic reports with the SEC and will continue to be rated on the basis of a guarantee of its financial obligations from Citigroup.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $441 billion at December 31, 2004, an increase from $361 billion at year-end 2003. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate significantly from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements, and secured loans are the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $256.3 billion at December 31, 2004. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $25.3 billion at December 31, 2004.

The Company has 364-day committed uncollateralized revolving line of credit facilities with unaffiliated banks totaling $3.3 billion. These facilities have a two-year term-out provision with any borrowings maturing on various dates through 2007. The Company also has three-year facilities totaling $1.4 billion with unaffiliated banks with any borrowings maturing on various dates in 2007. The Company may borrow under these revolving credit facilities at

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

various interest rate options (LIBOR, Fed Funds or base rate) and compensates the banks for these facilities through facility fees. At December 31, 2004, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with unaffiliated banks. At December 31, 2004, the Company had drawn down the full $1.5 billion then available under these facilities. A bank can terminate these facilities by giving the Company prior notice (generally one year). The Company compensates the banks for these facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 2004, this requirement was exceeded by approximately $6.8 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

Unsecured term debt is a significant component of the Company's long-term capital. Term debt totaled $59.3 billion at December 31, 2004, compared with $43.7 billion at December 31, 2003. The Company utilizes interest rate swaps to convert the majority of its fixed-rate term debt used to fund inventory-related working capital requirements into variable rate obligations. Term debt issuances denominated in currencies other than the U.S. dollar that are not used to finance assets in the same currency are effectively converted to U.S. dollar obligations through the use of cross-currency swaps and forward currency contracts. At December 31, 2004, the average remaining maturity of the Company's term debt was 5 years, including pass-through entities whose debt of $523 million matures in periods ranging from 2025 to 2097 and are required to be consolidated under accounting principles generally accepted in the United States of America. The average remaining maturity of the Company's term debt excluding these pass-through entities was 4.7 years at December 31, 2004. See Note 7 to the consolidated financial statements for additional information regarding term debt and an analysis of the impact of interest rate swaps on term debt.

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

SPEs may be organized as trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business. The SPE obtains the cash needed to pay the transferor for the assets received by issuing securities to investors in the form of debt instruments, certificates, commercial paper, and other notes of indebtedness. Investors usually have recourse to the assets in the SPE, and often benefit from other enhancements, such as a cash collateral account or overcollateraliztion in the form of excess assets in the SPE, or from a liquidity facility. Accordingly, the SPE can typically obtain a more favorable credit rating from rating agencies, such as Standard and Poor's, Moody's Investors Service, or Fitch Ratings, than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The cash proceeds from the sale are used for other business purposes. The SPE may also enter into derivative contracts, typically a swap, in order to convert the yield or currency of the underlying assets to match the needs of the SPE's investors or limit or change the credit risk of the SPE. The company may be the counterparty to any such derivative. The securitization process enhances the liquidity of the financial markets, may spread credit risk among several market participants, and makes new funds available to extend credit to consumers and commercial entities.

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

In addition, the Company securitizes purchased mortgage loans, creating collateralized mortgage obligations ("CMOs") and other mortgage-backed securities ("MBSs") and distributes them to investors. In 2004 and 2003, the Company organized 29 and 52 mortgage securitizations with assets of $23.6 billion and $64.0 billion, respectively. For 2004 and 2003, the Company's revenues were $464 million and $418 million, respectively, and estimated expenses were $78 million and $84 million, respectively. Expenses have been estimated based upon a percentage of product revenues to total business revenues.

CONTRACTUAL OBLIGATIONS

The following table includes aggregated information about the Company's contractual obligations. These contractual obligations impact the Company's short- and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

obligation, including the maturity profile of the Company's consolidated long-term debt payments and operating leases at December 31, 2004. In addition, the Company's contractual obligations include other purchase obligations that are enforceable and legally binding on the Company. For the purposes of the table below, purchase obligations are included through the termination date specified in the respective agreements even if the contract is renewable. Many of the agreements for the purchase of goods and services include clauses that would allow the Company to cancel the agreement prior to the expiration of the contract within a specified notice period; however, the table includes the Company's obligations without regard to these termination clauses (unless actual notice of the Company's intention to terminate the agreement has been communicated to the counterparty).

                                                Contractual Obligations By Year
                                  -----------------------------------------------------------
In millions of dollars              2005       2006     2007     2008      2009    Thereafter
----------------------            --------   -------   ------   ------   -------   ----------
Long-term debt obligations (1)    $  6,789   $ 9,786   $6,010   $5,178   $10,874     $20,670
Operating lease obligations (2)        156       152      131      106        83         178
Purchase obligations                   118        50        9        2         2          --
Repurchase agreements              144,926       907    1,708      484     1,408       2,000
Investment contracts                    34         9        7       --        --           5
Other long-term  liabilities
   reflected on the
   Company's balance sheet           2,605        40       28       18        --          --
                                  --------   -------   ------   ------   -------     -------
Total                             $154,628   $10,944   $7,893   $5,788   $12,367     $22,853
                                  ========   =======   ======   ======   =======     =======

(1) For additional information about long-term debt, see Note 7 to the Consolidated Financial Statements.

(2) For additional information about leases, see Note 8 to the Consolidated Financial Statements.

OTHER COMMERCIAL COMMITMENTS

A summary of the Company's Other Commercial Commitments at December 31, 2004 are as follows:

   Other Commercial       Total      Less
     Commitments         Amounts     than     1-3     4-5    Over 5
(Dollars in millions)   Committed   1 Year   Years   Years    Years
---------------------   ---------   ------   -----   -----   ------
Loan commitments           $178      $ --     $153    $25      $--
Guarantees                  219       210        9     --       --
Lines of credit             268       268       --     --       --
Other commitments           278       278       --     --       --
                           ----      ----     ----    ---      ---
Total Commercial
   Commitments             $943      $756     $162    $25      $--
                           ====      ====     ====    ===      ===

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

Derivatives activities, like the Company's other ongoing business activities, give rise to market, credit, and operational risks. Market risk represents the risk of loss from adverse market price movements. While market risk relating to derivatives is clearly an important consideration for intermediaries such as the Company, such risk represents only a component of the Company's overall market risk, which arises from activities in non-derivative instruments as well. Consequently, the scope of the Company's market risk management procedures extends beyond derivatives to include all financial instruments and commodities. Credit risk is the loss that the Company would incur if counterparties failed to perform pursuant to their contractual obligations. While credit risk is not a principal consideration with respect to exchange-traded instruments, it is a major factor with respect to non-exchange-traded

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OTC instruments. Whenever possible, the Company uses industry master netting agreements to reduce aggregate credit exposure. Swap and foreign exchange agreements are generally documented utilizing counterparty master netting agreements supplemented by trade confirmations. The Company's funding and risk management of its derivatives activities have been enhanced through the increased use of bilateral security agreements. Based on notional amounts, at December 31, 2004 and 2003, approximately 91% and 93%, respectively, of the Company's swap portfolio (the largest component of the Company's derivative portfolio) was subject to the bilateral exchange of collateral. See "Risk Management" for discussions of the Company's management of market, credit, and operational risks.

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

TRADING ACTIVITIES

A fundamental activity of the Company is to provide market liquidity to its customers across a broad range of financial instruments, including derivatives. The Company also seeks to generate returns by executing proprietary trading strategies. By their very nature, proprietary trading activities represent the assumption of risk. However, trading positions are constructed in a manner that seeks to define and limit risk taking only to those risks that the Company intends to assume. The most significant derivatives-related activity conducted by the Company is in fixed-income derivatives, which include interest rate swaps, financial futures, swap options, and caps and floors. Other derivative transactions, such as currency swaps, forwards and options as well as derivatives linked to equities, are

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

also regularly executed by the Company. The Company generally earns a spread from market-making transactions involving derivatives, as it generally does from its market-making activities for non-derivative transactions. The Company also utilizes derivatives to manage the market risk inherent in the securities inventories and derivative portfolios which it maintains for market-making purposes as well as its "book" of swap agreements and related transactions with customers. The Company conducts its commodities dealer activities in spot and forward physical markets, organized futures exchanges as well as in OTC financially-settled markets where the Company executes transactions involving commodities options, forwards and swaps, much in the same manner as it does in the financial markets.

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

                                   ----------

Effective management of the risks inherent in the Company's businesses is critical. The following section discusses certain of the risks inherent in the Company's businesses, procedures in place to manage such risks, and initiatives underway to continue to enhance the Company's management of risk.

                                   ----------

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

Trading positions are necessary for an active market maker, but can be a major source of liquidity risk. Monitoring the Company's trading inventory levels and composition is the responsibility of the Global Market Risk Management Group and various support units, which monitor trading positions on a position by position level. Independent oversight of pricing is the responsibility of the Controller's organization, with review by the Risk Management Group. The Company also provides for liquidity risk by imposing markdowns for illiquid concentrated positions. Additionally, inventory event risk, both for issuer credit and emerging markets, is analyzed with the involvement of senior traders, economists and credit department personnel. Market scenarios for the major emerging markets are maintained and updated to reflect the event risk for the emerging market positions. In addition, the Company, as a dealer of securities in the global capital markets, has risk to issuers of fixed income securities for the timely payment of principal and interest. Principal risk is reviewed by the Global Market Risk Management Group, which identifies and reports major risks undertaken by the trading businesses. The Credit Department (the "Department") combines principal risk positions with credit risks resulting from counterparty pre-settlement and settlement risk to review aggregate exposures by counterparty, industry and country.

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

                     CITIGROUP GLOBAL MARKETS HOLDINGS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following table summarizes the Company's VAR at the 99% confidence level, which includes substantially all of the Company's financial assets and liabilities which are marked-to-market, as of December 31, 2004 and 2003, along with the 2004 daily average, high and low (based on daily VARs). The VAR relating to accrual portfolios has been excluded from this analysis.

RISK EXPOSURES                        December 31,                                         December 31,
(IN MILLIONS)                             2004       2004 Average   2004 High   2004 Low       2004
--------------                        ------------   ------------   ---------   --------   ------------
Interest rate                             $ 66           $ 92          $170        $60         $ 73
Equity                                      37             31           191         17           21
Commodity                                   17             17            26          5            7
Foreign exchange                            16             10            17          6            9
Covariance adjustment                      (53)           (51)          N/A        N/A          (34)
                                          ----           ----          ----        ---         ----
TOTAL - ALL MARKET RISK
   FACTORS, INCLUDING GENERAL AND
   SPECIFIC RISK                          $ 83           $ 99          $256        $65         $ 76
                                          ----           ----          ----        ---         ----
Specific risk component                      9              8            17         --           10
                                          ----           ----          ----        ---         ----
TOTAL - GENERAL MARKET FACTORS ONLY       $ 74           $ 91          $239        $65         $ 66
                                          ====           ====          ====        ===         ====

The specific risk component represents the level of issuer-specific risk embedded in the VAR, arising from both debt and equity securities. The Company's specific risk model conforms with the 4x multiplier treatment approved by the Federal Reserve and is subject to extensive hypothetical back testing (performed on an annual basis), including many portfolios with position concentrations.

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at December 31, 2004, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal (or sometimes normal) distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. VAR reflects the risk profile of the Company at December 31, 2004 and is not a predictor of future results.

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

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When the Company buys or sells a foreign currency or financial instrument denominated in a currency other than the local currency of the trading center, exposure exists from a net open currency position. Until the position is covered by selling or buying an equivalent amount of the same currency or by entering into a financing arrangement denominated in the same currency, the Company is exposed to a risk that the exchange rate may move against it.

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

CREDIT EXPOSURE FROM DERIVATIVE ACTIVITIES

The Company's credit exposure for swap agreements, swap options, caps and floors and foreign exchange contracts and options at December 31, 2004, as represented by amounts reported on the Company's consolidated statement of financial condition, is primarily with investment grade counterparties. These amounts do not present potential credit exposure that may result from factors that influence market risk or from the passage of time. Severe changes in market factors may cause credit exposure to increase suddenly and dramatically. Swap agreements, swap options, caps and floors include transactions with both short- and long-term periods of commitment. See Note 14 to the consolidated financial statements for further discussion of credit exposure from derivative activities.

With respect to sovereign risk related to derivatives, credit exposure at December 31, 2004 was primarily to counterparties in the U.S. ($5.1 billion), United Kingdom ($4.8 billion), Cayman Islands ($.9 billion), Germany ($.9 billion), and France ($.5 billion).

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a description of the fees earned by KPMG, independent registered public accounting firm for the Company, which include those fees billed to the Company as well as those not yet billed, for services rendered to the Company for the years ended December 31, 2004 and 2003:

AUDIT FEES: Audit fees include fees paid by the Company to KPMG in connection with the annual audit of the Company's consolidated financial statements, KPMG's audits of subsidiary financial statements and KPMG's review of the Company's interim financial statements. Audit fees also include fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by our independent registered public accounting firm. Such services include comfort letters and consents related to SEC registration statements and other capital raising activities and certain reports relating to the Company's regulatory filings, reports on internal control reviews required by regulators, and accounting advice on completed transactions. The aggregate fees earned by KPMG for audit services rendered to the Company and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 totaled approximately $10.3 million and $6.7 million, respectively.

AUDIT RELATED FEES: Audit related services include due diligence services related to contemplated mergers and acquisitions, accounting consultations, internal control reviews not required by regulators, securitization related services, employee benefit plan audits and certain attestation services as well as certain agreed upon procedures. The aggregate fees earned by KPMG for audit related services rendered to the Company and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 totaled approximately $1.1 million and $0.8 million, respectively.

TAX FEES: Tax fees include corporate tax compliance, counsel and advisory services. As noted below, tax counsel and advisory services will no longer be provided by KPMG. The aggregate fees earned by KPMG for the tax related services rendered to the Company and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 totaled approximately $0.3 million and $1.0 million, respectively.

Of the $0.3 million of tax fees earned by KPMG in 2004, approximately $0.2 million was related to tax compliance services and the balance, approximately $0.1 million, was related to tax counsel and advisory services which will mostly be discontinued under the new policy described below. Of the $1.0 million of tax fees earned by KPMG in 2003, approximately $0.9 million was related to tax compliance services and the balance, approximately $0.1 million, was related to tax counsel and advisory services.

ALL OTHER FEES: The aggregate fees earned by KPMG for all other services rendered to the Company and its subsidiaries for matters such as general consulting totaled approximately $16 thousand for the year ended December 31, 2003.

The Company has not engaged KPMG for any additional non-audit services other than those permitted under its policy unless such services were individually approved by the Citigroup audit and risk management committee.

APPROVAL OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM SERVICES AND FEES

Citigroup's audit and risk management committee has reviewed and approved all fees charged by the Company's independent registered public accounting firm, and actively monitored the relationship between audit and non-audit services provided. The audit and risk management committee has concluded that the provision of services by KPMG was consistent with the maintenance of the external auditors' independence in the conduct of its auditing functions. Effective January 1, 2003, the Company adopted a policy that it would no longer engage its primary independent registered public accounting firm for non-audit services other than "audit related services," as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chair of the audit and risk management committee and presented to the full committee at its next regular meeting. The policy also includes limitations on the hiring of KPMG partners and other professionals to ensure that we satisfy the SEC's auditor independence rules.

During 2004, the following changes were made in Citigroup's policy for approval of audit fees and services. Pre-approval of the audit and risk management committee is required for all internal control engagements and, effective December 31, 2004, Citigroup further restricted the scope of tax services that may be provided by KPMG and determined that it will no longer use KPMG for tax advisory services, including consulting and tax planning, except as related to tax compliance services.

Under the Citigroup policy approved by the audit and risk management committee, the committee must pre-approve all services provided by the Company's independent registered public accounting firm and fees charged. The committee annually considers the provision of audit services and, if appropriate, pre-approves certain defined audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the committee periodically monitors the levels of KPMG fees against the pre-approved limits. The audit and risk management committee also considers on a case by case basis and, if appropriate, approves specific engagements that are not otherwise pre-approved. Beginning in 2004 they also individually reviewed internal control engagements. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chair of the audit and risk management committee for approval and to the full audit and risk management committee at its next regular meeting.

Administration of the policy is centralized in, and monitored by, Citigroup senior corporate financial management, which reports throughout the year to the audit and risk management committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2005.

                                        CITIGROUP GLOBAL MARKETS HOLDINGS INC.
                                        (Registrant)


                                        By: /s/ Robert Druskin
                                            ------------------------------------
                                            Robert Druskin,
                                            Chairman, President and Chief
                                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of March, 2005.

               SIGNATURE                                  TITLE
               ---------                                  -----


/s/ Robert Druskin
--------------------------------------   Chairman and Chief Executive Officer
Robert Druskin                           (Principal Executive Officer)


/s/ John C. Morris
--------------------------------------   Director and Chief Financial Officer
John C. Morris                           (Principal Financial Officer)


/s/ William T. Bozarth
--------------------------------------   Principal Accounting Officer
William T. Bozarth

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Statements of Operations for the years ended
      December 31, 2004, 2003 and 2002                                       F-3

   Consolidated Statements of Financial Condition as of
      December 31, 2004 and 2003                                             F-4

   Consolidated Statements of Changes in Stockholder's Equity
      for the years ended December 31, 2004, 2003 and 2002                   F-6

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2004, 2003 and 2002                                       F-7

   Notes to Consolidated Financial Statements                                F-8

QUARTERLY FINANCIAL DATA (UNAUDITED)                                        F-44

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of
Citigroup Global Markets Holdings Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Citigroup Global Markets Holdings Inc. and Subsidiaries (formerly Salomon Smith Barney Holdings Inc.) (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Global Markets Holdings Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its methods of accounting for variable interest entities and stock-based compensation and in 2002 the Company changed its methods of accounting for goodwill and intangible assets.


/s/ KPMG LLP

New York, New York
March 18, 2005

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in millions
Year Ended December 31,                                  2004       2003      2002
-----------------------                               ---------   -------   -------
Revenues:
   Commissions                                         $  4,222   $ 3,749   $ 3,845
   Asset management and administration fees               4,044     3,378     3,547
   Investment banking                                     3,527     3,607     3,420
   Principal transactions                                   846     1,886       576
   Other                                                    418       181       262
                                                       --------   -------   -------
Total non-interest revenues                              13,057    12,801    11,650
                                                       --------   -------   -------
   Interest and dividends                                10,008     7,921     9,600
   Interest expense                                       6,371     5,060     6,844
                                                       --------   -------   -------
Net interest and dividends                                3,637     2,861     2,756
                                                       --------   -------   -------
Revenues, net of interest expense                        16,694    15,662    14,406
                                                       --------   -------   -------
Non-interest expenses:
   Compensation and benefits                              8,852     8,008     7,425
   Communications                                           856       633       664
   Floor brokerage and other production                     785       712       710
   Occupancy and equipment                                  580       545       554
   Professional services                                    552       384       312
   Advertising and market development                       383       276       289
   Other operating and administrative expenses            7,081       431     1,408
   Restructuring credit, net                                 --        --        (9)
                                                       --------   -------   -------
Total non-interest expenses                              19,089    10,989    11,353
                                                       --------   -------   -------
Income (loss) before income taxes and cumulative
   effect of change in accounting principle              (2,395)    4,673     3,053
Provision (benefit) for income taxes                       (954)    1,780     1,242
                                                       --------   -------   -------
Income (loss) before cumulative effect of change
   in accounting principle                               (1,441)    2,893     1,811
Cumulative effect of change in accounting principle
   (net of tax benefit of $16)                               --        --       (24)
                                                       --------   -------   -------
Net income (loss)                                       ($1,441)  $ 2,893   $ 1,787
                                                       ========   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Dollars in millions
December 31,                                                                     2004                  2003
-------------------                                                            --------              --------
Assets:

Cash and cash equivalents                                                      $  6,113              $  6,312
Cash segregated and on deposit for Federal
   and other regulations or deposited with clearing organizations                 4,129                 2,806

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                  $120,667              $108,984
   Deposits paid for securities borrowed                              71,292                50,192
                                                                    --------              --------
                                                                                191,959               159,176

Financial instruments owned and contractual commitments:
   (Approximately $100 billion and $63 billion were pledged to various parties at December 31, 2004 and 2003)
      Corporate debt securities                                       42,910                33,221
      Equity securities                                               42,888                19,610
      U.S. government and government agency securities                35,894                51,205
      Contractual commitments                                         16,128                15,554
      Mortgage loans and collateralized mortgage securities           13,900                 8,275
      Non-U.S. government and government agency securities            13,675                11,929
      Municipal securities                                            12,389                 7,736
      Money market instruments                                         3,671                 5,369
      Other financial instruments                                        616                   946
                                                                    --------              --------
                                                                                182,071               153,845
Receivables:
   Customers                                                          24,493                18,831
   Brokers, dealers and clearing organizations                        14,529                 7,560
   Other                                                               3,763                 2,865
                                                                    --------              --------
                                                                                 42,785                29,256

Property, equipment and leasehold improvements, net of
   accumulated depreciation and amortization of  $1,210 and
   $1,081, respectively                                                           1,523                 1,384

Goodwill                                                                          1,922                 1,531

Intangibles                                                                         854                   800

Other assets                                                                      9,246                 6,151
                                                                               --------              --------
Total assets                                                                   $440,602              $361,261
                                                                               ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Dollars in millions, except share data
December 31,                                                           2004                  2003
--------------------------------------                               --------              --------
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                     $ 25,970              $ 22,644

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase         $151,434              $135,301
   Deposits received for securities loaned                  25,632                19,503
                                                          --------              --------
                                                                      177,066               154,804
Financial instruments sold, not yet purchased, and
   contractual commitments:
   Contractual commitments                                  24,358                18,698
   U.S. government and government agency securities         19,830                16,524
   Non-U.S. government and government agency securities     17,926                24,373
   Corporate debt securities and other                      13,358                10,593
   Equity securities                                         9,225                 4,436
                                                          --------              --------
                                                                       84,697                74,624
Payables and accrued liabilities:
   Customers                                                37,040                23,848
   Brokers, dealers and clearing organizations               8,971                11,317
   Other                                                    30,394                14,660
                                                          --------              --------
                                                                       76,405                49,825
Term debt                                                              59,307                43,742

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)          --                    --
   Additional paid-in capital                                8,443                 4,241
   Retained earnings                                         8,642                11,375
   Accumulated changes in equity from nonowner sources          72                     6
                                                          --------              --------
Total stockholder's equity                                             17,157                15,622
                                                                     --------              --------
Total liabilities and stockholder's equity                           $440,602              $361,261
                                                                     ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                     Accumulated
                                                                      Changes In
                                             Additional              Equity From       Total
                                    Common     Paid-In    Retained     Nonowner    Stockholder's
Dollars in millions                  Stock     Capital    Earnings     Sources        Equity
-------------------                 ------   ----------   --------   -----------   -------------
Balance at December 31, 2001           --       2,479        9,224        (5)           11,698
Net income                                                   1,787                       1,787
Common dividends                                            (1,468)                     (1,468)
Capital contribution from Parent                  500                                      500
Other capital transactions                         37                                       37
Other comprehensive income                                                 4                 4
                                      ---      ------      -------       ---           -------
Balance at December 31, 2002           --       3,016        9,543        (1)           12,558
Net income                                                   2,893                       2,893
Common dividends                                            (1,061)                     (1,061)
Capital contribution from Parent                1,152                                    1,152
Other capital transactions                         73                                       73
Other comprehensive income                                                 7                 7
                                      ---      ------      -------       ---           -------
Balance at December 31, 2003           --       4,241       11,375         6            15,622
Net loss                                                    (1,441)                     (1,441)
Common dividends                                            (1,292)                     (1,292)
Capital contributions from Parent               4,100                                    4,100
Other capital transactions                        102                                      102
Other comprehensive income                                                66                66
                                      ---      ------      -------       ---           -------
Balance at December 31, 2004          $--      $8,443      $ 8,642       $72           $17,157
                                      ===      ======      =======       ===           =======

The accompanying notes are an integral part of these consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in millions
Year Ended December 31,                                              2004        2003       2002
-----------------------                                            --------   ---------   --------
Cash flows from operating activities:
   Net income (loss)                                               ($ 1,441)  $  2,893    $  1,787
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Deferred income tax provision (benefit)                           (2,395)        69         (25)
   Depreciation and amortization                                        343        387         323
   Cumulative effect of changes in accounting principles                 --         --          24
Net change in:
   Cash segregated and on deposit for Federal and other
      regulations or deposited with clearing organizations           (1,323)      (345)      2,866
   Securities borrowed or purchased under agreements to resell      (32,783)   (19,058)       (673)
   Financial instruments owned and contractual commitments          (24,194)   (45,265)     (3,772)
   Receivables                                                      (13,466)    (1,645)      9,514
   Other assets                                                         754      1,159       1,983
   Securities loaned or sold under agreements to repurchase          22,262     25,487      (9,851)
   Financial instruments sold, not yet purchased, and
      contractual commitments                                         6,599     13,492       5,437
   Payables and accrued liabilities                                  26,000     16,740     (13,860)
                                                                   --------   --------    --------
Net cash used in operating activities                               (19,644)    (6,086)     (6,247)
                                                                   --------   --------    --------
Cash flows from financing activities:
   Net increase in commercial paper and other
      short-term borrowings                                           3,326         92       3,729
   Proceeds from issuance of term debt                               33,812     24,996      12,776
   Term debt maturities and repurchases                             (19,491)   (14,690)     (8,207)
   Dividends paid                                                    (1,292)    (1,056)     (1,727)
   Repayment of mandatorily redeemable securities
      of subsidiary trusts                                               --       (400)         --
   Capital contribution from Parent                                   4,100        500         500
   Other capital transactions                                            --        (26)         12
                                                                   --------   --------    --------
Net cash provided by financing activities                            20,455      9,416       7,083
                                                                   --------   --------    --------
Cash flows from investing activities:
   Property, equipment, leasehold improvements and
      business acquisitions                                          (1,010)      (740)       (132)
                                                                   --------   --------    --------
Net cash used in investing activities                                (1,010)      (740)       (132)
                                                                   --------   --------    --------
Net increase (decrease) in cash and cash equivalents                   (199)     2,590         704
Cash and cash equivalents at beginning of year                        6,312      3,722       3,018
                                                                   --------   --------    --------
Cash and cash equivalents at end of year                           $  6,113   $  6,312    $  3,722
                                                                   ========   ========    ========

Cash payments for interest were $5.6 billion, $5.1 billion and $7.0 billion for the years ended December 31, 2004, 2003 and 2002, respectively.

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

CASH SEGREGATED AND ON DEPOSIT FOR FEDERAL AND OTHER REGULATIONS OR DEPOSITED WITH CLEARING ORGANIZATIONS - Cash segregated and on deposit for Federal and other regulations or deposited with clearing

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

organizations represent cash segregated in compliance with Federal and other regulations and represent funds deposited by customers and funds accruing to customers as a result of trades or contracts. Also included are funds segregated and held in separate accounts in accordance with Section 4d(2) and Regulation
30.7 of the Commodity Exchange Act and Rule 4.3.3 of the Financial Services Authority of the United Kingdom.

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

It is the Company's policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements, and, when necessary, require prompt transfer of additional collateral or a reduction in the loan balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Reverse repurchase and repurchase agreements are reported net by counterparty, when applicable, pursuant to the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41"). Excluding the impact of FIN 41, reverse repurchase agreements totaled $199.2 billion and $187.7 billion at December 31, 2004 and 2003, respectively.

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

DERIVATIVE INSTRUMENTS

Derivatives Used for Trading Purposes

Derivatives used for trading purposes include interest rate, equity, currency and commodity swap agreements, swap options, caps and floors, options, warrants, as well as financial and commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts," ("FIN 39"), provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued, are reported as liabilities in "Contractual commitments." Cash collateral received in connection with derivative transactions totaled $6,628 million and $6,255 million at December 31, 2004 and 2003, respectively, and cash collateral paid totaled $7,857 million and $8,374 million, respectively. Revenues generated from derivative instruments used for trading purposes are reported as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments. During the fourth quarter of 2002, the Company adopted EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 02-3"). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. The Company defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction.

Margin on futures contracts is included in "Receivables - Brokers, dealers and clearing organizations" and "Payables and accrued liabilities - Brokers, dealers and clearing organizations" in the consolidated statement of financial condition.

Derivatives Used for Non-Trading Purposes

The Company uses interest rate swaps to effectively convert the majority of its fixed rate term debt to variable rate term debt. Certain interest rate swap transactions have been designated as fair value hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Where such

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

designations have been made, the changes in the fair value of the swaps and the gain or loss on the hedged term debt are recorded currently in the consolidated statement of operations in "Other revenue." To the extent that these two amounts do not offset, hedge ineffectiveness is therefore deemed to result and is recognized in income. The Company monitors the effectiveness of interest rate swaps designated as hedges on a daily basis.

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

Derivatives and Hedge Accounting

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the twelve months ended December 31, 2004, hedge ineffectiveness resulting from designating interest rate swaps as fair value hedges of fixed rate term debt was reported in the consolidated statement of operations in "Other revenue" and was not material.

For the twelve months ended December 31, 2004 and 2003, hedges of net investments in foreign operations were considered effective and the losses of $18 million and $141 million, net of tax, respectively, that pertained to the designated hedging instruments were included in cumulative translation adjustments, a component of "Accumulated changes in equity from nonowner sources" in the consolidated statement of financial condition.

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

GOODWILL - Goodwill represents an acquired company's acquisition cost less the fair value of net tangible and intangible assets. Goodwill is subject to annual impairment tests whereby goodwill is allocated to the Company's reporting units and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed to the fair value of the reporting unit.

SECURITIZATIONS - The Company securitizes various types of assets including commercial and residential mortgages, high yield bonds, government, agency and corporate securities, and municipal bonds. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitizations of these financial assets. The Company derecognizes financial assets transferred in securitizations provided the Company has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("retained interests") which may include assets in the

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

form of residual interest in the special purpose entities established to facilitate the securitization. Any retained interests are included in "Financial instruments owned and contractual commitments" within the consolidated statement of financial condition. The Company values retained interests at fair value using either financial models, quoted market prices, or sales of similar assets. Where quoted market prices are not available, the Company estimates the fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key assumptions, including prepayment speeds, credit losses, and discount rates. Changes in the fair value of retained interests are recorded in the consolidated statement of operations as principal transaction revenues.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had the Company applied SFAS 123 in accounting for all the Company's stock option plans net income would have been the pro forma amounts indicated below:

Dollars in millions
Twelve months ended December 31,             2004     2003     2002
--------------------------------           -------   ------   ------
Compensation expense
   related to stock option   As reported   $    61   $   41   $   --
   plans, net of tax         Pro forma         122      142      163

Net income (loss)            As reported   $(1,441)  $2,893   $1,787
                             Pro forma      (1,502)   2,792    1,624

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

BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted the remaining provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") when the rules became effective for calendar year companies. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The initial adoption resulted in a cumulative adjustment of $24 million (net of tax benefit of $16 million) recorded as a charge to earnings related to the impairment of certain intangible assets.

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

For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities, and noncontrolling interests of the VIE are initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. In October 2003, FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company elected to implement the provisions of FIN 46 in the third quarter of 2003, resulting in the consolidation of VIEs increasing both total assets and total liabilities by approximately $712 million. The implementation of FIN 46 encompassed a review of thousands of entities to determine the impact of adoption and considerable judgment was used in evaluating whether or not a VIE should be consolidated. See Note 17 to the consolidated financial statements.

PROFIT RECOGNITION ON BIFURCATED HYBRID INSTRUMENTS

On January 1, 2004, the Company revised the application of Derivatives Implementation Group ("DIG") Issue B6, "Embedded Derivatives: Allocating the Basis of a Hybrid Instrument to the Host Contract and the Embedded Derivative." In December 2003, the Securities and Exchange Commission ("SEC") staff gave a speech which revised the accounting for derivatives embedded in financial instruments ("hybrid instruments") to preclude the recognition of any profit on the trade date for hybrid instruments that must be bifurcated for accounting purposes. The trade-date profit must instead be amortized

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over the life of the hybrid instrument, which on the average is approximately four years. The impact of this change in application was a $178 million pre-tax reduction in revenue, net of amortization, for the year ended December 31, 2004. This revenue will be recognized over the life of the transactions.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 prospectively for all awards granted, modified, or settled after December 31, 2002. The prospective method is one of the adoption methods provided for under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002. SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. Similar to APB 25, the alternative method of accounting, under SFAS 123 an offsetting increase to stockholder's equity is recorded equal to the amount of compensation expense charged. During the first quarter of 2004, the Company changed its option valuation from the Black-Scholes model to the binomial method. The impact of this change was not material to the Company's consolidated financial statements.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a business combination, be recognized when the liability is incurred. Previous generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.

The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The impact of adopting SFAS 146 did not have a material impact on the Company's consolidated financial statements.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

STOCK-BASED COMPENSATION

In December 2004, FASB issued SFAS No. 123 (Revised 2004), "Shared-Based Payment" ("SFAS 123-R"), which replaces the existing SFAS 123 and supersedes APB
25. SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments fair value. SFAS 123-R is effective for interim and annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS 123-R on July 1, 2005 by using a modified prospective approach which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period. The portion of these options' fair value attributable to periods prior to the adoption of SFAS 123-R is never recognized. For unvested stock-based awards granted before January 1, 2003 ("APB 25 Awards"), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 Awards will be approximately $10 million and $9 million of additional expense in the third and fourth quarters of 2005, respectively. In addition, approximately $17 million of additional compensation expense will be disclosed as the impact in both the first and second quarters of 2005, as if the standard had been adopted as of January 1, 2005, but will not be recognized in earnings. The Company continues to evaluate other aspects of adopting SFAS 123-R.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RESTRUCTURING CREDIT

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

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources which, for the Company, are comprised of cumulative translation adjustments and unrealized gains and losses on certain investments held by equity method investees, net of tax:

Dollars in Millions
Year Ended December 31,                            2004      2003     2002
-----------------------                          --------   ------   ------
Net income (loss)                                ($1,441)   $2,893   $1,787
Other changes in equity from non-owner sources        72         7        4
                                                 =======    ======   ======
Total comprehensive income                       ($1,369)   $2,900   $1,791
                                                 =======    ======   ======

NOTE 4. PRINCIPAL TRANSACTIONS REVENUES

The following table presents principal transactions revenues by business activity for the years ended December 31, 2004, 2003 and 2002:

Dollars in millions
Year Ended December 31,                  2004    2003    2002
-----------------------                 -----   ------   ----
Fixed income                            $ 848   $1,711   $499
Commodities                               472      108     62
Equities                                 (499)     105     45
Other                                      25      (38)   (30)
                                        -----   ------   ----
Total principal transactions revenues   $ 846   $1,886   $576
                                        =====   ======   ====

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

COMMODITIES The Company, through its wholly owned subsidiaries, including Phibro Inc. (collectively with its subsidiaries "Phibro"), conducts a commodities trading and dealer business. Commodities traded include crude oil, refined oil products, natural gas, metals and various soft commodities. Commodity revenues consist of realized and unrealized gains and losses from trading these commodities and related derivative instruments.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment data presented includes the allocation of all corporate overhead. Inter-segment revenues and expenses have been eliminated. Information concerning operations in the Company's business segments is as follows:

Year ended December 31,
Dollars in millions                    2004       2003       2002
-----------------------              --------   --------   --------
Revenues, net of interest expense:
   Investment Services               $  9,155   $  8,908   $  7,513
   Private Client Services              6,303      5,700      5,736
   Asset Management                     1,236      1,054      1,157
                                     --------   --------   --------
Total                                $ 16,694   $ 15,662   $ 14,406
                                     ========   ========   ========
Total expenses:
   Investment Services               $ 13,102   $  5,767   $  6,154
   Private Client Services              4,990      4,552      4,536
   Asset Management                       997        670        663
                                     --------   --------   --------
Total                                $ 19,089   $ 10,989   $ 11,353
                                     ========   ========   ========
Net income (loss):
   Investment Services               $ (2,349)  $  1,951   $    759
   Private Client Services                793        705        753
   Asset Management                       115        237        275
                                     --------   --------   --------
Total                                $ (1,441)  $  2,893   $  1,787
                                     ========   ========   ========
Year-end total assets:
   Investment Services               $422,695   $345,950   $278,462
   Private Client Services             15,987     13,601     11,884
   Asset Management                     1,920      1,710      1,645
                                     --------   --------   --------
Total                                $440,602   $361,261   $291,991
                                     ========   ========   ========

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

                                                 Income (loss) Before
                                                    Income Taxes and
                                   Revenues       Cumulative Effect of
                               Before Interest   Changes in Accounting     Year End
Dollars in millions                Expense             Principles        Total Assets
-------------------            ---------------   ---------------------   ------------
Year Ended December 31, 2004
   North America                   $17,109              ($2,262)           $307,944
   Europe                            4,449                 (561)            121,678
   Asia and other                    1,507                  428              10,980
                                   -------             --------            --------
Consolidated                       $23,065              ($2,395)           $440,602
                                   =======             ========            ========
Year Ended December 31, 2003
   North America                   $15,246             $  4,221            $261,209
   Europe                            4,686                  291              91,922
   Asia and other                      790                  161               8,130
                                   -------             --------            --------
Consolidated                       $20,722             $  4,673            $361,261
                                   =======             ========            ========
Year Ended December 31, 2002
   North America                   $16,583             $  2,920            $217,169
   Europe                            3,932                   21              70,895
   Asia and other                      735                  112               3,927
                                   -------             --------            --------
Consolidated                       $21,250             $  3,053            $291,991
                                   =======             ========            ========

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

Dollars in millions
Year Ended December 31,                                       2004      2003
-----------------------                                     -------   -------
Bank borrowings:
   Balance at year-end                                      $ 1,427   $   918
   Weighted average interest rate                               3.3%      1.7%
   Annual averages --
      Amount outstanding                                    $ 1,802   $ 1,372
      Weighted average interest rate                            2.5%      2.6%
   Maximum amount outstanding at any month-end              $ 3,226   $ 2,085
                                                            -------   -------
Commercial paper:
   Balance at year-end                                      $17,368   $17,626
   Weighted average interest rate                               2.3%      1.1%
   Annual averages --
      Amount outstanding                                    $19,579   $15,872
      Weighted average interest rate                            1.4%      1.2%
   Maximum amount outstanding at any month-end              $21,005   $19,216
                                                            -------   -------
Other short-term borrowings:
   Balance at year-end                                      $ 7,175   $ 4,100
   Weighted average interest rate                               2.3%      3.1%
   Annual averages --
      Amount outstanding                                    $ 5,529   $ 4,088
      Weighted average interest rate                            2.0%      4.5%
   Maximum amount outstanding at any month-end              $ 7,176   $ 6,405
                                                            =======   =======
   Total commercial paper and other short term borrowings   $25,970   $22,644
                                                            =======   =======

Outstanding bank borrowings include both U.S. dollar and non-U.S. dollar denominated loans. The non-U.S. dollar loans are denominated in various currencies including Japanese yen, EURO, and U.K. sterling. All of the Company's commercial paper outstanding at December 31, 2004 and 2003 was U.S. dollar denominated. Included in "other short-term borrowings" at December 31, 2004 was $171 million of borrowings with Citigroup and certain of its affiliates bearing interest at various rates.

The Company has 364-day committed uncollateralized revolving line of credit facilities with unaffiliated banks totaling $3.3 billion. These facilities have a two-year term-out provision with any borrowings maturing on various dates through 2007. The Company also has three-year facilities totaling $1.4 billion with unaffiliated banks with any borrowings maturing on various dates in 2007. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR, Fed Funds or base rate) and compensates the banks for these facilities through facility fees. At December 31, 2004, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unaffiliated banks. At December 31, 2004, the Company had drawn down the full $1.5 billion then available under these facilities. A bank can terminate these facilities by giving the Company prior notice (generally one year). The Company compensates the banks for these facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 2004, this requirement was exceeded by approximately $6.8 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

NOTE 7. TERM DEBT

Term debt consists of issues with original maturities in excess of one year. Certain issues are redeemable, in whole or in part, at par or at premiums prior to maturity.

                                                                                         Equity-
                                Fixed Rate    Fixed Rate                   Variable      Linked &
                               Obligations   Obligations      Total          Rate        Indexed       Total      Total
                                Swapped to       Not        Fixed Rate   Obligations   Obligations   December   December
Dollars in millions              Variable     Converted    Obligations       (1)          (2)(3)     31, 2004   31, 2003
-------------------            -----------   -----------   -----------   -----------   -----------   --------   --------
U.S. dollar denominated:
Citigroup Global Markets
   Holdings Inc. (CGMHI)         $ 6,985         $118        $ 7,103       $23,726       $ 3,435      $34,264    $25,664
Subsidiaries                          49          528            577         1,559         6,478        8,614      6,321
                                 -------         ----        -------       -------       -------      -------    -------
U.S. dollar denominated            7,034          646          7,680        25,285         9,913       42,878     31,985
                                 -------         ----        -------       -------       -------      -------    -------
Non-U.S. dollar denominated:
Citigroup Global Markets
   Holdings Inc. (CGMHI)           4,413           --          4,413         2,782           734        7,929      6,165
Subsidiaries                          --           --             --           429         8,071        8,500      5,592
                                 -------         ----        -------       -------       -------      -------    -------
Non-U.S. dollar denominated        4,413           --          4,413         3,211         8,805       16,429     11,757
                                 -------         ----        -------       -------       -------      -------    -------
Term debt                        $11,447         $646        $12,093       $28,496       $18,718      $59,307    $43,742
                                 =======         ====        =======       =======       =======      =======    =======

(1) Variable rate obligations includes $14.1 billion of debt with Citigroup, of which $3 billion is subordinated.

(2) Includes Targeted Growth Enhanced Term Securities ("TARGETS") with carrying values of $564 million issued by TARGETS Trusts XIII through XXIII at December 31, 2004 and $541 million issued by TARGETS Trusts VIII through XIX at December 31, 2003 (collectively, the "Trusts"). The Company owns all of the voting securities of the Trusts which are consolidated in the Company's consolidated statements of financial condition. The Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the TARGETS and the Trusts' common securities. The Trusts' obligations under the TARGETS are fully and unconditionally guaranteed by the Company.

(3) Approximately $17 billion of debt is included based on the requirements of certain accounting pronouncements, primarily FIN 46, SFAS 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities, a replacement of FASB Statement No. 125".

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturity structure of the Company's term debt was as follows at December 31, 2004:

                      Citigroup Global Markets
                            Holdings Inc.
Dollars in millions            (CGMHI)           Subsidiaries    Total
-------------------   ------------------------   ------------   -------
2005                           $ 6,217              $   572     $ 6,789
2006                             7,029                2,757       9,786
2007                             4,255                1,755       6,010
2008                             2,350                2,828       5,178
2009                             5,655                5,219      10,874
Thereafter                      16,687                3,983      20,670
                               -------              -------     -------
Total                          $42,193              $17,114     $59,307
                               =======              =======     =======

The Company issues U.S. dollar and non-U.S. dollar denominated fixed and variable rate term debt. The contractual interest rates on fixed rate debt ranged from 0.05 % (Japanese yen denominated) to 9.18% (U.S. dollar denominated) at December 31, 2004 and from .01% (Japanese yen denominated) to 12% (U.S dollar denominated) at December 31, 2003. The weighted average contractual rate on total fixed rate term debt (both U.S. dollar denominated and non-U.S. dollar denominated) was 4.21% at December 31, 2004 and 4.9% at December 31, 2003. The Company utilizes interest rate swap agreements to convert most of its fixed rate term debt to variable rate obligations. The maturity structure of the swaps generally corresponds with the maturity structure of the debt being hedged.

The Company's non-U.S. dollar fixed and variable rate term debt includes Australian dollar, Canadian dollar, Swiss franc, Danish Krone, Euro, U.K. sterling, Hong Kong dollar, Japanese yen, Korean Won, Swedish Krona, Singapore Dollar, Slovak Korune and, consequently, bears a wide range of interest rates.

At December 31, 2004, the Company had outstanding approximately $16.4 billion of non-U.S. dollar denominated term debt, which included $8.8 billion of Euro, $5.1 billion of Japanese yen denominated, $1.4 billion of U.K. sterling denominated, $0.4 billion of Australian dollar denominated, $0.3 billion of Swedish Krona denominated, $0.1 billion of Swiss Franc denominated and $0.1 billion of Hong-Kong dollar denominated. Of the $16.4 billion, approximately $0.4 billion of CGMHI Japanese yen denominated debt has been designated as a hedge of net investments in certain subsidiaries with functional currencies other than the U.S. dollar. Another $1.7 billion of CGMHI debt has been effectively converted to U.S. dollar denominated obligations using cross-currency swaps. The remaining $14.3 billion is used to finance other non-U.S. denominated assets.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant components of the Company's fixed rate term debt that is converted to variable rate obligations at December 31, 2004 and 2003.

                                              2004                                            2003
                          --------------------------------------------   ---------------------------------------------
                                        Contractual                                    Contractual
                                         Weighted          Weighted                     Weighted
                                       Average Fixed       Average                    Average Fixed   Weighted Average
                                          Rate on       Variable Rate                    Rate on        Variable Rate
                          Principal    Swapped Fixed   on Swapped Term   Principal    Swapped Fixed    on Swapped Term
(Dollars in millions)      Balance    Rate Term Debt         Debt         Balance    Rate Term Debt         Debt
---------------------     ---------   --------------   ---------------   ---------   --------------   ----------------
U.S. dollar                 $7,033          5.0%             3.0%          $6,349         6.1%               2.0%
Japanese yen                 1,704          1.0              0.2            1,362         2.5                0.2
Japanese yen swapped to
   U.S. dollar                 576          2.0              0.4              688         3.0                0.3
Euro                         1,825          3.6              2.4              722         3.6                2.3
U.K. sterling                   44          2.8              4.9              135         7.8                4.3
Swedish Krona                  154          3.7              2.2               --          --                 --

The interest rates on variable rate term debt ranged from 0.05% (Japanese yen denominated) to 6.3% (Australian dollar denominated) at December 31, 2004 and from 0.01% (Japanese yen denominated) to 9.13% (U.S. dollar denominated) at December 31, 2003. The weighted average contractual rates on total variable rate term debt (both U.S. dollar denominated and non-U.S. denominated) was 2.52% and 1.72% at December 31, 2004 and 2003, respectively.

The following table summarizes the significant components of the Company's variable rate term debt that is swapped at December 31, 2004 and 2003:

                                              2004                                        2003
                           -----------------------------------------   -----------------------------------------
                                        Contractual                                 Contractual
                                          Weighted        Weighted                    Weighted        Weighted
                                        Average Rate      Average                   Average Rate      Average
                                         on Swapped    Variable Rate                 on Swapped    Variable Rate
                           Principal   Variable Rate     on Swapped    Principal   Variable Rate     on Swapped
(Dollars in millions)       Balance      Term Debt       Term Debt      Balance      Term Debt       Term Debt
------------------------   ---------   -------------   -------------   ---------   -------------   -------------
U.S. dollar                  $1,764         2.9%            2.5%          $153          1.6%            1.2%
Euro swapped to
   U.S. dollar                  100         2.8             2.5             92          2.6             1.5
Swedish Krona swapped to
U.S dollar                      166         2.2             2.2             --           --              --

Term debt includes subordinated debt, which totaled $3.1 billion at December 31, 2004 and $130 million at December 31, 2003. Included in term debt at December 31, 2004, was $14.1 billion of U.S. dollar denominated variable rate debt with Citigroup. This debt bears interest at rates ranging from 2.42% to 3.22% and matures on various dates in 2009 and 2014.

The Company has 364-day committed uncollateralized revolving line of credit facilities with unaffiliated banks totaling $3.3 billion. These facilities have a two-year term-out provision with any borrowings maturing on various dates through 2007. The Company also has three-year facilities totaling $1.4 billion with unaffiliated banks with any borrowings maturing on various dates in 2007. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR, Fed Funds or base rate) and compensates the banks for these facilities through facility fees. At December 31, 2004, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with unaffiliated banks. At December 31, 2004, the Company had drawn down the full $1.5 billion then available under these facilities. A bank can terminate these facilities by giving the Company prior notice (generally one year). The Company compensates the banks for these facilities through facility fees. Under all of these facilities, the Company is required to

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At December 31, 2004, this requirement was exceeded by approximately $6.8 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

NOTE 8. LEASE COMMITMENTS

The Company has noncancelable leases covering office space and equipment expiring on various dates through 2017. Presented below is a schedule of minimum future rentals on noncancelable operating leases, net of subleases, as of December 31, 2004. Various leases contain provisions for lease renewals and escalation of rent based on increases in certain costs incurred by the lessors.

Dollars in millions
-------------------
2005                     $156
2006                      152
2007                      131
2008                      106
2009                       83
Thereafter                178
                         ----
Minimum future rentals   $806
                         ====

Rent expense totaled $444 million, $442 million, and $475 million for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 9. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. broker/dealer subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to the Company's principal regulated subsidiaries are as follows:

                                                                                     Net Capital
                                                                                      (U.S.) or
                                                                                      Financial    Excess over
Dollars in millions                                                                   Resources      minimum
Subsidiary                                           Jurisdiction                       (U.K.)     requirement
-------------------                -----------------------------------------------   -----------   -----------
Citigroup Global Markets Inc.      U.S. Securities and Exchange Commission Uniform      $4,488        $3,879
                                            Net Capital Rule (Rule 15c3-1)

Citigroup Global Markets Limited   United Kingdom's Financial Services Authority        $7,356        $1,904

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

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of the Company, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At December 31, 2004, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

NOTE 10. EMPLOYEE BENEFIT AND INCENTIVE PLANS

RETIREMENT PLANS

The Company participates in defined benefit pension plans through Citigroup that cover certain U.S. and non-U.S. employees. These plans resulted in expenses of $170 million, $103 million, and $60 million in 2004, 2003, and 2002, respectively. The Company has defined contribution employee savings plans through Citigroup covering certain eligible employees. The costs relating to these plans were $18 million, $16 million, and $17 million in 2004, 2003, and 2002, respectively.

HEALTH CARE AND LIFE INSURANCE

The Company participates in various benefit plans through Citigroup which provide certain health care and life insurance benefits for its active employees, qualifying retired U.S. employees and certain non-U.S. employees who reach the retirement criteria specified by the various plans. At December 31, 2004, there were approximately 33,200 active and 1,900 retired employees eligible for such benefits.

Expenses recorded for health care and life insurance benefits from continuing operations were $208 million, $188 million, and $180 million in 2004, 2003, and 2002, respectively.

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

SFAS 123 requires that reload options be treated as separate grants from the related original grants. Under the Company's reload program, upon exercise of an option, employees use previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, and receive a reload option covering the same number of shares used for such purposes. Reload options vest at the end of a six month period. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares so acquired, in furtherance of the Company's long standing policy of encouraging increased employee stock ownership. The result of this program is that employees generally will exercise options as soon as they are able and, therefore these options have shorter expected lives. Shorter option lives result in lower valuations. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued.

Shares received through option exercises under the reload program, as well as certain other options granted, are subject to restrictions on sale. Discounts have been applied to the fair value of options granted to reflect these sale restrictions. The following assumptions were used to calculate the effect of SFAS 123. For 2004, the Company utilized a binomial model to value stock options. For 2003 and prior grants, the Black Scholes valuation model was utilized:

Assumptions                                                   2004     2003    2002
-----------                                                  ------   -----   -----
Expected volatility                                            26.0%   37.7%   37.2%
Risk-free interest rate                                        2.84%   2.00%   3.90%
Weighted average dividend  yield                               2.96%     --      --
Expected annual dividends per share prior to July 14, 2003       --   $0.92   $0.92
Expected annual dividends per share on or
   after July 14, 2003                                           --   $1.54      --
Expected annual forfeiture rate -original & reload grants         7%      7%      7%
Expected annual forfeiture rate-Stock Purchase Program
   Grants                                                        10%     10%     --

RESTRICTED STOCK PLANS

The Company has various restricted stock plans through Citigroup, including the Capital Accumulation Plan, under which stock of Citigroup is issued in the form of restricted stock to participating officers and employees. The restricted stock generally vests after a two- or three-year period. Except under limited circumstances, during the vesting period the stock cannot be sold or transferred by the participant, and is subject to total or partial cancellation if the participant's employment is terminated. Certain participants may elect to receive part of their awards in restricted stock and part in stock options. Unearned compensation associated with the restricted stock grants is included in "Other assets" in the consolidated statement

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of financial condition and represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period. These plans resulted in expenses of $1,085 million, $1,174 million, and $1,111 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

The components of income taxes reflected on the consolidated statements of operations are:

Dollars in millions
Year Ended December 31,                          2004     2003     2002
-----------------------                        -------   ------   ------
Current tax provision:
   U.S. federal                                $ 1,067   $1,294   $  972
   State and local                                 193      285      261
   Non-U.S                                         181      132       34
                                               -------   ------   ------
      Total current tax provision                1,441    1,711    1,267
                                               -------   ------   ------
Deferred tax provision/(benefit):
   U.S. federal                                 (2,050)      95      (91)
   State and local                                (321)      38       24
   Non-U.S                                         (24)     (64)      42
                                               -------   ------   ------
      Total deferred tax provision/(benefit)    (2,395)      69      (25)
                                               -------   ------   ------
Provision (Benefit) for income taxes           $  (954)  $1,780   $1,242
                                               =======   ======   ======

Under SFAS 109, "Accounting for Income Taxes," temporary differences between recorded amounts and the tax bases of assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2004 and December 31, 2003, respectively, the Company's consolidated statements of financial condition included net deferred tax assets of $3,054 million and $960 million, comprised of the following:

Dollars in millions
Year Ended December 31,                                    2004     2003
-----------------------                                   ------   ------
Deferred tax assets:
   Employee benefits and deferred compensation            $  746   $1,023
   Restructuring and settlement reserves                   2,923      319
   U.S. taxes provided on the undistributed earnings of
      non-U.S subsidiaries                                   115       41
   Cumulative translation adjustments                         17       17
   Other deferred tax assets                                 132      372
                                                          ------   ------
Total deferred tax assets                                  3,933    1,772
                                                          ------   ------
Deferred tax liabilities:
   Intangible assets                                        (342)    (269)
   Investment position activity                              (40)     (48)
   Lease obligations and fixed assets                       (338)    (360)
   Other deferred tax liabilities                           (159)    (135)
                                                          ------   ------
Total deferred tax liabilities                              (879)    (812)
                                                          ------   ------
Net deferred tax asset                                    $3,054   $  960
                                                          ======   ======

The Company had a deferred tax valuation allowance of $0.6 million and $0.5 million at December 31, 2004 and 2003, respectively.

Management believes that the realization of the recognized net deferred tax asset of $3,054 million is more likely than not based on existing carryback ability and expectations as to future taxable income in the jurisdictions in which it operates. Under a tax sharing agreement with Citigroup, the Company is entitled to a current benefit if it incurs losses which are utilized in Citigroup's consolidated return. Citigroup, which has a history of strong earnings, has reported pretax financial statement income from continuing operations of approximately $24 billion, on average, over the last three years.

Tax benefits (liabilities) allocated directly to stockholder's equity were as follows:

Dollars in millions
Year Ended December 31,                    2004   2003   2002
-----------------------                    ----   ----   ----
   Foreign currency translation            $(22)   $19    $ 5
   Other comprehensive income                (4)    (5)    --
   Employee stock plans                      50     35     18
                                           ----    ---    ---
Total tax benefits allocated directly to
   stockholder's equity                    $ 24    $49    $23
                                           ====    ===    ===

The Company paid taxes of $1.7 billion, $1.5 billion and $2.1 billion in 2004, 2003 and 2002, respectively. As a result of the September 11, 2001 terrorist attack, the United States Internal Revenue Service allowed affected taxpayers, including the Company, to postpone year 2001's third and fourth quarter estimated tax payments until January 15, 2002.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign pretax earnings approximated $(130.3) million in 2004, $474.1 million in 2003, and $104.8 million in 2002. As a U.S. corporation, Citigroup and its U.S. subsidiaries are subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of foreign subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2004, $1.6 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $458 million would have to be provided if such earnings were remitted currently.

The Homeland Investment Act provision of the American Jobs Creation Act of 2004 is intended to provide companies with a one time 85% reduction in the U.S. net tax liability on cash dividends paid by foreign subsidiaries in 2005, to the extent that they exceed a baseline level of dividends paid in prior years. The provisions of the Act are complicated and companies, including CGMHI, are awaiting clarification of several provisions from the Treasury Department. The Company is still evaluating the provision and the effects it would have on financing the Company's foreign operations. In accordance with FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004," the Company has not recognized any income tax effects of the Act and will not do so until the above issues are resolved, sometime in 2005. The reasonably possible amounts that may be repatriated in 2005, that would be subject to the provision of the Act, range from $0 to $125 million. The related potential income tax effects range from a tax benefit of $0 to a tax provision of $10 million, under current law.

The following table reconciles the U.S. federal statutory income tax rate to the Company's effective tax rate:

Year Ended December 31,                                   2004   2003   2002
-----------------------                                   ----   ----   ----
Statutory U.S. federal income tax rate for corporations    35%    35%    35%
   Impact of:
      State and local (net of U.S. federal tax) and
         foreign taxes                                      2      5      5
      Tax advantaged income                                 6     (2)    (1)
      Foreign income tax rate differential                  2     --     --
      Federal interest requirement                         (4)    --     --
      Other, net                                           (1)    --      2
                                                          ---    ---    ---
Effective tax rate                                         40%    38%    41%
                                                          ===    ===    ===

NOTE 12. PLEDGED ASSETS, COMMITMENTS, CONTINGENCIES, AND GUARANTEES

At December 31, 2004 and 2003, respectively, the approximate market value of collateral received by the Company that may be resold or repledged by the Company, excluding amounts netted in accordance with FIN 41, was $386.3 billion and $346.0 billion. This collateral was received in connection with reverse repurchase agreements, securities borrowed and loaned, and margin broker loans.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2004 and 2003, substantially all of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, financial instruments sold, not yet purchased, securities borrowed and loaned, pledges to clearing organizations, and segregation requirements under securities laws and regulations.

OTHER CONTINGENCIES

The Company had $1.6 billion and $1.1 billion of outstanding letters of credit from banks to satisfy various collateral and margin requirements at December 31, 2004 and 2003, respectively.

OBLIGATIONS UNDER GUARANTEES

The Company provides a variety of guarantees and indemnifications to customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The Company believes such guarantees relate to an asset, liability, or equity security of the guaranteed parties.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the accompanying consolidated statement of financial condition as of December 31, 2004 and 2003 related to these indemnifications.

In addition, the Company is a member of or shareholder in numerous value transfer networks ("VTNs") (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligation as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, there are no amounts reflected on the accompanying consolidated statement of financial condition as of December 31, 2004 and 2003 for potential obligations that could arise from the Company's involvement with VTN associations.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments which include guarantees are credit default swaps, total return swaps, written foreign exchange options, written put options, written equity warrants, and written caps and floors. At December 31, 2004 and 2003, the carrying amount of the liabilities related to these derivatives was $2.2 billion and $2.4 billion, respectively.

The maximum potential loss represents the amounts that could be lost under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and greatly exceed anticipated losses. At December 31, 2004, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $193.8 billion, of which $13.5 billion expires within one year and $180.3 billion expires after one year. At December 31, 2003, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $62.7 billion. At December 31, 2004 and 2003, the maximum potential loss at fair value related to derivative guarantees other than credit default swaps and total rate of return swaps amounted to $1.8 billion and $2.1 billion, respectively.

Guarantees to joint ventures and other third parties primarily include guarantees of their debt obligations. At December 31, 2004, the carrying amount and the maximum potential loss related to these joint venture and other third-party guarantees was $177 million, of which $73 million expires within one year and $104 million expires after one year. At December 31, 2003, the carrying amount and the maximum potential loss related to joint venture and other third-party guarantees was $495 million. Securities and other marketable assets held as collateral to reimburse losses under other third-party guarantees amounted to $73 million and $48 million at December 31, 2004 and 2003, respectively.

Guarantees of collection of contractual cash flows protect investors in securitization trusts from loss of principal and interest relating to insufficient collections on the underlying receivables in the trust. At December 31, 2004 and 2003, the carrying amount and the maximum potential loss related to guarantees of collection of contractual cash flows was $24 million.

NOTE 13. LEGAL PROCEEDINGS

As described in the "Legal Proceedings" discussion on page 10, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

     (i)  underwritings for, and research coverage of, WorldCom;

     (ii) underwritings for Enron and other transactions and activities related to Enron and Dynegy;

     (iii) transactions and activities related to research coverage of companies other than WorldCom; and

     (iv) transactions and activities related to securities sold in initial public offerings.

During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $6.5 billion ($4.1 billion after-tax) relating to (i) the settlement of class action litigation brought on behalf of purchasers of WorldCom securities, and (ii) an increase in

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

litigation reserves for the other matters described above. Subject to the terms of the WorldCom class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.575 billion, or $1.59 billion after-tax, to the WorldCom settlement class. As of December 31, 2004, the Company's litigation reserve for these matters, net of the amount to be paid upon final approval of the WorldCom class action settlement, was $4.7 billion on a pretax basis.

The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters. However, in view of the large number of these matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interests of the Company.

In addition, in the ordinary course of business, Citigroup and its subsidiaries are defendants or co-defendants or parties in various litigation and regulatory matters incidental to and typical of the businesses in which they are engaged. In the opinion of the Company's management, the ultimate resolution of these legal and regulatory proceedings would not be likely to have a material adverse effect on the consolidated financial condition of the Company but, if involving monetary liability, may be material to the Company's operating results for any particular period.

NOTE 14. FINANCIAL INSTRUMENTS AND CONTRACTUAL COMMITMENTS AND RELATED RISKS

The Company and its subsidiaries enter into a variety of contractual commitments, such as interest rate, equity, currency and commodity swap agreements, cap and floor agreements, swap options, forward purchase and sale agreements, option contracts, warrants and commodity and financial futures and forward contracts. These instruments generally represent future commitments to swap interest payment streams, exchange currencies or purchase or sell other financial instruments on specific terms at specified future dates, and are either executed on an exchange or traded as OTC instruments. Contractual commitments have widely varying terms, and durations that range from a few days to a number of years depending on the instrument.

The Company also sells various financial instruments that have not been purchased ("short sales"). In order to sell them short, the Company borrows these securities, or receives the securities as collateral in conjunction with short-term financing agreements and, at a later date, must deliver (i.e., replace) like or substantially the same financial instruments or commodities to the parties from which they were originally borrowed. The Company is exposed to market risk for short sales. If the market value of an instrument sold short increases, the Company's obligation, reflected as a liability, would increase and revenues from principal transactions would be reduced.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from movements in market or fair value are included in "Principal transactions" in the period in which they occur. The accounting and reporting treatment of derivatives used for non-trading purposes varies, depending on the nature of exposure being hedged.

Contractual commitments and short sales risk may expose the Company to both market risk and credit risk in excess of the amount recorded on the consolidated statements of financial condition. These off-balance sheet risks are discussed in more detail in the paragraphs that follow.

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

The Company's derivatives at December 31, 2004 and 2003 are summarized in the table below, showing the related assets and liabilities by product:

                                                            DECEMBER 31, 2004      DECEMBER 31, 2003
                                                          --------------------   --------------------
                                                            Current Market or      Current Market or
                                                               Fair Value             Fair Value
                                                          --------------------   --------------------
Dollars in billions                                       Assets   Liabilities   Assets   Liabilities
-------------------                                       ------   -----------   ------   -----------
Exchange-traded products:
   Equity, fixed-income, foreign exchange and commodity
      options                                              $ 2.4      $ 2.9       $ 1.7      $ 1.8
OTC contractual commitments:
   Swaps, swap options, caps, floors and forward rate
      agreements                                             9.0       11.5         9.1        8.7
   Options and warrants on equities and equity indices       2.0        7.9         1.9        4.9
   Options and forward contracts on fixed income
      securities                                             1.5         .9         1.7        2.0
   Foreign exchange contracts and options                    1.0        1.0         1.1        1.2
   Commodity contracts                                        .2         .2          .1         .1
                                                           -----      -----       -----      -----
Total contractual commitments                              $16.1      $24.4       $15.6      $18.7
                                                           =====      =====       =====      =====

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of issuers or counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. The Company monitors credit risk on both an individual and group counterparty basis. The Company's largest single concentration of credit risk is in securities issued by the U.S. government and its agencies, which totaled $35.9 billion at December 31, 2004 and $51.2 billion at December 31, 2003. With the addition of U.S. government and U.S. government agency securities pledged as collateral by counterparties in connection with collateralized financing activity, the Company's total holdings of U.S. government securities were $194.4 billion or 37% of the Company's total assets before FIN 41 netting at December 31, 2004, and $186.3 billion or 42% of the Company's total assets before FIN 41 netting at December 31, 2003. Concentrations with non-U.S. governments totaled $61.6 billion at December 31, 2004 and $61.1 billion at December 31, 2003. These consist predominantly of securities issued by the governments of major industrial nations. Remaining concentrations arise principally from contractual commitments with counterparties in financial or commodities transactions involving future settlement and fixed income securities owned. North America and Europe represent the largest geographic concentrations. Among industries, other major derivatives dealers represent the largest group of counterparties.

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2004, $427 billion or 97% of the Company's total assets and $411 billion or 97% of the Company's total liabilities were carried at market value or fair value or at amounts that approximate such values. At December 31, 2003, $351.4 billion or 97% of the Company's total assets and $336.1 billion or 97% of the Company's total liabilities were carried at market value or fair value or at amounts that approximate such values. Financial instruments recorded at market or fair value include cash and cash equivalents, financial instruments, and contractual commitments.

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

                                                             2004                2003
                                                          Liabilities        Liabilities
                                                       ----------------   ----------------
Dollars in billions                                    Carrying    Fair   Carrying    Fair
December 31,                                             Value    Value     Value    Value
-------------------                                    --------   -----   --------   -----
Financial instruments primarily recorded at
   contractual amounts or historical amounts that do
   not necessarily approximate market or fair value:
   Fixed rate term debt                                  $12.1    $12.2     $9.5      $9.3

The fair value of fixed rate term debt has been estimated by using a discounted cash flow analysis.

NOTE 16. RELATED PARTY BALANCES

The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates including cash accounts, collateralized financing transactions, margin accounts, short-term borrowings, receivables and payables from securities and underwriting transactions, derivative trading and charges for operational support. The Company also has long-term borrowings from Citigroup of $14.1 billion at December 31, 2004 of which $3 billion are subordinated borrowings. Related party transactions are generally conducted at prices equivalent to prices for transactions conducted at arm's length with unrelated third parties. Amounts charged for operational support represent an allocation of costs.

NOTE 17. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

During 2004 and 2003, the Company securitized various types of assets including commercial and residential mortgages, high yield bonds, government, agency and corporate securities, and municipal bonds. Proceeds from these securitizations were approximately $37 billion in 2004, $29 billion in 2003, and $24 billion in 2002, which contributed to pre-tax gains and related fees of $323 million, $125 million, and $105 million in 2004, 2003, and 2002, respectively.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To a limited extent, the Company also retains interests in these securitizations for which the Company was the securitizer. Such retained positions are carried at fair value with the changes in fair value reported in earnings. As of December 31, 2004 and 2003, the largest portion of these retained positions was in securitizations of commercial and residential mortgages, agency mortgage securities and collateralized debt obligations which totaled $1.5 billion and $3.6 billion, respectively.

The key assumptions used in estimating the fair value of these retained interests at December 31, 2004 and 2003, were:

COMMERCIAL MORTGAGES

                            2004   2003
                           -----   ----
Discount Rate              3%-30%  2%-9%

RESIDENTIAL MORTGAGES

                            2004    2003
                           -----   -----
Discount Rate              3%-99%  2%-81%
Expected Prepayment Rate   9%-46%  8%-48%
Anticipated Credit Loss    0%-80%  0%-80%

AGENCY SECURITIES

                            2004    2003
                           -----   -----
Discount Rate              3%-30%  2%-56%
Expected Prepayment Rate   9%-44%  8%-29%

COLLATERALIZED DEBT OBLIGATIONS

                             2004      2003
                           -------   -------
Discount Rate              0.4%-19%  0.4%-10%
Recovery Rate               50%-70%   30%-70%

At December 31, 2004 and 2003, the impact of altering, on a pre-tax basis, each of the assumptions to assumptions that are 10% and 20% less favorable and do not include the impact of hedges that the Company has in place, is as follows:

COMMERCIAL MORTGAGES

                               2004          2003
                           -----------   -----------
(Dollars in millions)       10%    20%    10%    20%
---------------------      ----   ----   ----   ----
Discount Rate              $1.7   $3.3   $0.3   $0.6

RESIDENTIAL MORTGAGES

                               2004            2003
                           ------------   -------------
(Dollars in millions)       10%    20%     10%     20%
---------------------      ----   -----   -----   -----
Discount Rate              $6.0   $11.8   $12.2   $20.5

Expected Prepayment rate   $0.1   $ 0.6   $  --   $ 0.5

Anticipated Credit Loss    $2.6   $ 3.3   $ 1.6   $ 2.1

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AGENCY SECURITIES

                                2004            2003
                           -------------   -------------
(Dollars in millions)       10%     20%     10%     20%
---------------------      -----   -----   -----   -----
Discount Rate              $12.6   $24.7   $33.5   $65.7
Expected Prepayment rate   $ 1.4   $ 2.7   $ 0.2   $ 0.3

COLLATERALIZED DEBT OBLIGATIONS

                            2004          2003
                        -----------   ------------
(Dollars in millions)    10%    20%    10%    20%
---------------------   ----   ----   ----   -----
Discount Rate           $2.2   $4.6   $5.1   $10.1
Recovery Rate           $0.5   $0.8   $ --   $  --

VARIABLE INTEREST ENTITIES

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

IN MILLIONS OF DOLLARS                      DECEMBER 31, 2004   DECEMBER 31, 2003
----------------------                      -----------------   -----------------
Cash                                              $   20              $   25
Financial Instruments Owned & Contractual
   Commitments                                     3,632               3,127
Receivables - Other                                  407                 124
Other Assets                                       1,437                 753
                                                  ------              ------
Total Assets of Consolidated VIEs                 $5,496              $4,029
                                                  ======              ======

The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $510 million related to VIEs newly consolidated as a result of adopting FIN 46-R. As of December 31, 2004 and 2003, approximately $1.8 billion of the total assets of consolidated VIEs represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for its clients. As of December 31, 2004 and 2003, approximately $3.7 billion and $2.2 billion, respectively, of the total assets of consolidated VIEs represents investment vehicles that were established to provide a return to the investors in the vehicles.

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

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher rated debt CDO securities or U. S. Treasury securities to provide a greater or a very high degree of certainty, respectively, of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. At December 31, 2004 and 2003, such transactions involved VIEs with approximately $17.1 billion and $8.0 billion in assets, respectively.

The Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. These transactions include trust preferred entities, investment vehicles and other structured transactions. At December 31, 2004 and 2003, such transactions involved VIEs with approximately $76.7 billion and $50.4 billion in assets, respectively.

As previously mentioned, the Company may provide liquidity facilities to the VIEs, may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of guarantees to the VIEs and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $26.8 billion and $8.6 billion at December 31, 2004, and 2003, respectively. For this purpose, maximum exposure is considered to be the notional amounts of guarantees and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where the Company has an ownership interest in the VIEs.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. GOODWILL AND INTANGIBLE ASSETS

At January 1, 2004, the goodwill balance was $1,127 million for the Investment Services segment, $369 million for the Private Client Services segment, and $35 million for the Asset Management segment. During 2004, no goodwill was impaired or written off. During the year, the Company recorded $391 million of goodwill related to the acquisition of Lava Trading and the purchase of certain assets of Knight Trading. The Company's goodwill balances at December 31, 2004 were $1,516 million for the Investment Services segment, $371 million for the Private Client Group segment, and $35 million for the Asset Management segment.

At December 31, 2004, $817 million of the Company's acquired intangible assets, primarily asset management and administration contracts, were considered to be of indefinite life and not subject to amortization.

All other acquired intangible assets are subject to amortization. During 2004 and 2003, the Company acquired $38 million and $5 million, respectively, in software licenses, which will be amortized over approximately 3 years. No significant residual value is estimated for these intangible assets. Intangible assets amortization expense for the twelve months ended December 31, 2004 and 2003 was $25 million, and $17 million, respectively. The components of intangible assets that are subject to amortization were as follows:

                       December 31, 2004         December 31, 2003
                    -----------------------   -----------------------
                      Gross                     Gross
                    Carrying    Accumulated   Carrying    Accumulated
(In millions)        Amount    Amortization    Amount    Amortization
-------------       --------   ------------   --------   ------------
Software licenses     $111          $74          $73          $49
                      ====          ===          ===          ===

Intangible assets amortization expense is estimated to be $18 million in 2005, $14 million in 2006, and $5 million in 2007.

NOTE 19. CGMHI ONLY CONDENSED FINANCIAL STATEMENTS

The following are condensed financial statements of Citigroup Global Markets Holdings Inc. (CGMHI Only):

     CGMHI ONLY CONDENSED STATEMENTS OF OPERATIONS

Dollars in millions
Year Ended December 31,                         2004      2003     2002
-----------------------                       --------   ------   ------
Revenues, net of interest expense             $     78   $   89   $  100
Noninterest expenses                                67       44       24
                                              --------   ------   ------
Income before income taxes                          11       45       76
Provision (benefit) for income taxes              (105)     151       28
Equity in earnings (losses) of subsidiaries     (1,557)   2,999    1,739
                                              --------   ------   ------
Net income (loss)                              ($1,441)  $2,893   $1,787
                                              ========   ======   ======

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CGMHI ONLY CONDENSED STATEMENTS OF FINANCIAL CONDITION

Dollars in millions
December 31,                                                2004      2003
-------------------                                       -------   -------
Assets:
Cash and cash equivalents                                 $    --   $    --
Financial instruments owned and contractual commitments       243       323
Receivables                                                 1,084     1,004
Receivable from subsidiaries (1)                           73,747    59,658
Investment in subsidiaries                                 15,352    12,614
Other assets                                                3,545     1,653
                                                          -------   -------
Total assets                                              $93,971   $75,252
                                                          =======   =======
Liabilities and stockholder's equity:
Commercial paper and other short-term borrowings          $19,263   $19,637
Payable to subsidiaries                                     5,838     1,117
Financial instruments sold, not yet purchased, and
   contractual commitments                                  6,552     3,747
Other liabilities                                           1,017     1,610
Term debt                                                  44,144    33,519
                                                          -------   -------
Total liabilities                                          76,814    59,630
Stockholder's equity                                       17,157    15,622
                                                          -------   -------
Total liabilities and stockholder's equity                $93,971   $75,252
                                                          =======   =======

(1) Includes $6.3 billion of subordinated note receivables at December 31, 2004 and December 31, 2003.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CGMHI ONLY CONDENSED STATEMENTS OF CASH FLOWS

Dollars in millions
Year ended December 31,                                            2004       2003       2002
-----------------------                                          --------   --------   -------
Cash flows from financing activities:
   Net increase (decrease) in commercial paper
      and other short-term borrowings                            $   (374)  $   (543)  $ 4,139
   Proceeds from issuance of term debt                             23,325     15,429     8,898
   Term debt maturities and repurchases                           (12,794)   (10,285)   (6,034)
   Capital contribution from Parent                                 4,100        500       500
   Other capital transactions                                          --        (26)       12
   Dividends paid                                                  (1,292)    (1,056)   (1,727)
                                                                 --------   --------   -------
Cash provided by financing activities                              12,965      4,019     5,788
                                                                 --------   --------   -------
Cash flows from investing activities:
   Increase in receivables from subsidiaries, net                 (14,103)    (7,891)   (7,533)
   Dividends received from subsidiaries                             1,025      1,170     2,236
   Capital (infusions to) distributions from subsidiaries, net     (5,300)        41      (261)
                                                                 --------   --------   -------
Cash used in investing activities                                 (18,378)    (6,680)   (5,558)
                                                                 --------   --------   -------
Cash provided by (used in) operating activities                     5,413      2,661      (230)
                                                                 --------   --------   -------
Increase in cash and cash equivalents                                   0          0         0
Cash and cash equivalents at beginning of year                          0          0         0
                                                                 --------   --------   -------
Cash and cash equivalents at end of year                         $      0   $      0   $     0
                                                                 ========   ========   =======

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the year ended December 31, 2004 were as follows:

                                                     Quarter Ended
                                    -----------------------------------------------
Dollars in millions                 March 31   June 30   September 30   December 31
-------------------                 --------   -------   ------------   -----------
Noninterest revenues                 $3,438    $ 3,334      $3,073         $3,212
Net interest and dividends              964        912         812            949
                                     ------    -------      ------         ------
Revenues, net of interest expense     4,402      4,246       3,885          4,161
Expenses, excluding interest          3,109      9,623       2,920          3,437
                                     ------    -------      ------         ------
Income (loss) before income taxes     1,293     (5,377)        965            724
Provision (benefit) for income
   taxes                                472     (2,049)        345            278
                                     ------    -------      ------         ------
Net income (loss)                    $  821    $(3,328)     $  620         $  446
                                     ======    =======      ======         ======

Quarterly results for the year ended December 31, 2003 were as follows:

                                                     Quarter Ended
                                    -----------------------------------------------
Dollars in millions                 March 31   June 30   September 30   December 31
-------------------                 --------   -------   ------------   -----------
Noninterest revenues                 $3,096     $3,484      $3,054         $3,167
Net interest and dividends              660        736         676            789
                                     ------     ------      ------         ------
Revenues, net of interest expense     3,756      4,220       3,730          3,956
Expenses, excluding interest          2,718      3,014       2,661          2,596
                                     ------     ------      ------         ------
Income before income taxes            1,038      1,206       1,069          1,360
Provision for income taxes              388        467         406            519
                                     ------     ------      ------         ------
Net income                           $  650     $  739      $  663         $  841
                                     ======     ======      ======         ======