Form 10-Q
period 2005-03-31
CITIGROUP GLOBAL MARKETS HOLDINGS INC
filed 2005-05-12
CIK 200245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                               PAGE
                                                                              -------
Part I.    Financial Information

  Item 1.  Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Income (Unaudited) -
                    Three months ended March 31, 2005 and 2004                      1

           Condensed Consolidated Statements of Financial Condition -
                    March 31, 2005 (Unaudited) and December 31, 2004            2 - 3

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
                    Three months ended March 31, 2005 and 2004                      4

           Notes to Condensed Consolidated Financial Statements (Unaudited)    5 - 11

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        12 - 17

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk              18

  Item 4.  Controls and Procedures                                                 18

Part II.   Other Information

  Item 1.  Legal Proceedings                                                  18 - 19

  Item 6.  Exhibits                                                                20

Signatures                                                                         21

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

Dollars in millions
Three Months Ended March 31,                      2005     2004
----------------------------                     ------   ------
Revenues:
   Commissions                                   $1,138   $1,197
   Asset management and administration fees       1,053    1,005
   Investment banking                               874      882
   Principal transactions                           854      310
   Other                                             96       44
                                                 ------   ------
Total non-interest revenues                       4,015    3,438
                                                 ------   ------
   Interest and dividends                         3,473    2,194
   Interest expense                               2,551    1,230
                                                 ------   ------
Net interest and dividends                          922      964
                                                 ------   ------
Revenues, net of interest expense                 4,937    4,402
                                                 ------   ------
Non-interest expenses:
   Compensation and benefits                      2,547    2,355
   Communications                                   266      141
   Floor brokerage and other production             240      191
   Professional services                            174      128
   Occupancy and equipment                          144      137
   Advertising and market development                87       76
   Other operating and administrative expenses      147       81
                                                 ------   ------
Total non-interest expenses                       3,605    3,109
                                                 ------   ------
Income before income taxes                        1,332    1,293
Provision for income taxes                          444      472
                                                 ------   ------
Net income                                       $  888   $  821
                                                 ======   ======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                           March 31,                   December 31,
Dollars in millions                                                                          2005                          2004
-------------------                                                                   ------------------             ---------------
                                                                                          (Unaudited)
Assets:
Cash and cash equivalents                                                                   $  5,120                     $  6,113
Cash segregated and on deposit for Federal and other regulations
    or deposited with clearing organizations                                                   4,109                        4,129

Collateralized short-term financing agreements:
   Securities purchased under agreements to resell                           $122,752                     $120,667
   Deposits paid for securities borrowed                                       71,404                       71,292
                                                                             --------                     --------
                                                                                             194,156                      191,959

Financial instruments owned and contractual commitments:
  (Approximately $89 billion and $100 billion were pledged to various parties at March 31, 2005 and December 31, 2004, respectively)
   Corporate debt securities                                                   47,202                       42,910
   Equity securities                                                           43,673                       42,888
   U.S. government and government agency securities                            34,171                       35,894
   Contractual commitments                                                     15,717                       16,128
   Mortgage loans and collateralized mortgage obligations                      15,394                       13,900
   Non-U.S. government and government agency securities                        13,416                       13,675
   Municipal securities                                                        12,498                       12,389
   Money market instruments                                                     3,092                        3,671
   Other financial instruments                                                    542                          616
                                                                             --------                     --------
                                                                                             185,705                      182,071

Receivables:
   Customers                                                                   27,219                       24,493
   Brokers, dealers and clearing organizations                                 13,627                       14,529
   Other                                                                        5,779                        3,763
                                                                             --------                     --------
                                                                                              46,625                       42,785

Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $1,221 and
  $1,210, respectively                                                                         1,744                        1,523

Goodwill                                                                                       1,911                        1,922

Intangibles                                                                                      853                          854

Other assets                                                                                  11,343                        9,246
                                                                                            --------                     --------
Total assets                                                                                $451,566                     $440,602
                                                                                            ========                     ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    March 31,                   December 31,
Dollars in millions, except share data                                                2005                          2004
--------------------------------------                                        -------------------            ------------------
                                                                                  (Unaudited)
Liabilities and Stockholder's Equity:

Commercial paper and other short-term borrowings                                    $  30,605                     $ 25,970

Collateralized short-term financing agreements:
   Securities sold under agreements to repurchase                  $ 156,998                       $151,434
   Deposits received for securities loaned                            30,367                         25,632
                                                                   ---------                       --------
                                                                                      187,365                      177,066
Financial instruments sold, not yet purchased, and
  contractual commitments:
   Contractual commitments                                            22,337                         24,358
   Non-U.S. government and government agency securities               20,267                         17,926
   U.S. government and government agency securities                   15,793                         19,830
   Corporate debt securities and other                                12,330                         13,358
   Equity securities                                                  10,452                          9,225
                                                                   ---------                       --------
                                                                                       81,179                       84,697
Payables and accrued liabilities:
   Customers                                                          35,576                         37,040
   Brokers, dealers and clearing organizations                         8,742                          8,971
   Other                                                              30,092                         30,394
                                                                   ---------                       --------
                                                                                       74,410                       76,405
Term debt                                                                              60,477                       59,307

Stockholder's equity:
   Common stock (par value $.01 per share 1,000 shares
      authorized; 1,000 shares issued and outstanding)                     -                              -
   Additional paid-in capital                                          8,460                          8,443
   Retained earnings                                                   9,018                          8,642
   Accumulated changes in equity from nonowner sources                    52                             72
                                                                   ---------                       --------
Total stockholder's equity                                                             17,530                       17,157
                                                                                    ---------                     --------
Total liabilities and stockholder's equity                                          $ 451,566                     $440,602
                                                                                    =========                     ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Dollars in millions
Three Months Ended March 31,                                                            2005           2004
-----------------------------------------------------------------------------        ----------     ----------
Cash flows from operating activities:
 Net income                                                                          $      888     $      821
Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation and amortization                                                               74             84
Net change in:
 Cash segregated and on deposit for Federal and other regulations or
   deposited with clearing organizations                                                     20         (1,024)
 Securities borrowed or purchased under agreements to resell                             (2,197)        (9,101)
 Financial instruments owned and contractual commitments                                 (3,634)         2,429
 Receivables                                                                             (3,840)        (9,067)
 Goodwill, intangibles and other assets, net                                             (3,013)          (998)
 Securities loaned or sold under agreements to repurchase                                10,299         (1,815)
 Financial instruments sold, not yet purchased, and contractual commitments              (3,518)         7,162
 Payables and accrued liabilities                                                        (1,995)         1,954
                                                                                     ----------     ----------
Net cash used in operating activities                                                    (6,916)        (9,555)
                                                                                     ----------     ----------
Cash flows from financing activities:
 Net increase in commercial paper and other short-term borrowings                         4,635          4,732
 Proceeds from issuance of term debt                                                      6,552          8,494
 Term debt maturities and repurchases                                                    (4,459)        (4,245)
 Dividends paid                                                                            (512)          (426)
                                                                                     ----------     ----------
Net cash provided by financing activities                                                 6,216          8,555
                                                                                     ----------     ----------
Cash flows from investing activities:
 Property, equipment and leasehold improvements, net                                       (293)           (33)
                                                                                     ----------     ----------
Net cash used in investing activities                                                      (293)           (33)
                                                                                     ----------     ----------
Net decrease in cash and cash equivalents                                                  (993)        (1,033)
Cash and cash equivalents at January 1,                                                   6,113          6,312
                                                                                     ----------     ----------
Cash and cash equivalents at March 31,                                               $    5,120     $    5,279
                                                                                     ==========     ==========

Cash payments for interest were $2.7 billion and $929 million for the three months ended March 31, 2005 and 2004, respectively.

The Company paid cash for income taxes, net of refunds, of $110 million and $400 million during the three months ended March 31, 2005 and 2004, respectively.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in CGMHI's Annual Report on Form 10-K for the year ended December 31, 2004.

Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123-R"), which replaces the existing SFAS No. 123, "Accounting for Stock-based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). SFAS 123-R requires companies to measure and record compensation expense for stock options and other share-based payment based on the instruments' fair value. SFAS 123-R as issued is effective for interim and annual reporting periods beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a new rule that amends the compliance date for SFAS 123-R. The SEC's new rule allows companies to implement SFAS 123-R at the start of their fiscal year beginning after June 15, 2005. Thus, the Company will adopt SFAS 123-R on January 1, 2006 by using the modified prospective approach, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period. The portion of these options' fair value attributable to vested awards prior to the adoption of SFAS 123-R is never recognized. For unvested stock-based awards granted before January 1, 2003 ("APB 25 awards"), the Company will expense the fair value of the awards as at the grant date over the remaining vesting period. The impact of recognizing compensation expense for the unvested APB 25 awards will be immaterial to the Company's 2006 consolidated results. The Company continues to evaluate other aspects of adopting SFAS 123-R.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and other changes in stockholder's equity from nonowner sources, which, for the Company, are comprised of cumulative translation adjustments and unrealized gains and losses on certain investments held by equity method investees, net of tax:

Dollars in millions
Three months ended March 31,             2005           2004
----------------------------            -------        -------
Net income                              $   888        $   821
Other changes in equity from
  nonowner sources                          (20)            (1)
                                        -------        -------
Total comprehensive income              $   868        $   820
                                        =======        =======

NOTE 3. CAPITAL REQUIREMENTS

Certain U.S. and non-U.S. subsidiaries are subject to securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Capital requirements related to CGMHI's principal regulated subsidiaries at March 31, 2005, are as follows:

                                                                                      NET
                                                                                    CAPITAL
                                                                                   (U.S.) OR
                                                                                    FINANCIAL   EXCESS OVER
(DOLLARS IN MILLIONS)                                                               RESOURCES     MINIMUM
SUBSIDIARY                                      JURISDICTION                          (U.K.)    REQUIREMENTS
--------------------------------   ---------------------------------------------   ----------   ------------
Citigroup Global Markets Inc.      U.S. Securities and Exchange Commission
                                   Uniform Net Capital Rule (Rule 15c3-1)          $    3,473   $      2,896

Citigroup Global Markets Limited   United Kingdom's Financial Services Authority   $    8,196   $      2,931

In addition, in order to maintain its triple-A rating, Salomon Swapco Inc. ("Swapco"), an indirect wholly owned subsidiary of CGMHI, must maintain minimum levels of capital in accordance with agreements with its rating agencies. At March 31, 2005, Swapco was in compliance with all such agreements. Swapco's capital requirements are dynamic, varying with the size and concentration of its counterparty receivables.

NOTE 4. CONTRACTUAL COMMITMENTS

Contractual commitments used for trading purposes include derivative instruments such as interest rate, equity, currency and commodity swap agreements, swap options, caps and floors, options, warrants and financial commodity futures and forward contracts. The fair values (unrealized gains and losses) associated with contractual commitments are reported net by counterparty, in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Relating to Certain Contracts," provided a legally enforceable master netting agreement exists, and are netted across products and against cash collateral when such provisions are stated in the master

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

netting agreement. Contractual commitments in a net receivable position, as well as options owned and warrants held, are reported as assets in "Contractual commitments." Similarly, contractual commitments in a net payable position, as well as options written and warrants issued are reported as liabilities in "Contractual commitments." Revenues generated from these contractual commitments are reported primarily as "Principal transactions" and include realized gains and losses as well as unrealized gains and losses resulting from changes in the market or fair value of such instruments.

A summary of the Company's contractual commitments as of March 31, 2005 and December 31, 2004 are as follows:

                                                                  MARCH 31, 2005          DECEMBER 31, 2004
                                                                -------------------      -------------------
                                                                 Current Market or        Current Market or
                                                                    Fair Value                Fair Value
                                                                -------------------      -------------------
Dollars in billions                                             Assets  Liabilities      Assets  Liabilities
-----------------------------------------------------------     ------  -----------      ------  -----------
Exchange-traded products:
    Equity, fixed-income, foreign exchange and
       commodity options                                        $  2.5  $       2.6      $  2.4  $       2.9
OTC contractual commitments:
   Swaps, swap options, caps, floors and forward rate
      agreements                                                   8.4         11.6         9.0         11.5
   Options and warrants on equities and equity indices             1.5          5.4         2.0          7.9
   Options and forward contracts on fixed income securities        2.6          1.8         1.5           .9
   Foreign exchange contracts and options                           .4           .6         1.0          1.0
   Commodity contracts                                              .3           .3          .2           .2
                                                                ------  -----------      ------  -----------
   Total contractual commitments                                $ 15.7  $      22.3      $ 16.1  $      24.4
                                                                ======  ===========      ======  ===========

NOTE 5. SEGMENT INFORMATION

The following table summarizes the results of operations for the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

Dollars in millions
Three months ended March 31,                 2005          2004
----------------------------------        ----------     ---------
Revenues, net of interest expense:
   Investment Services                    $    2,994     $   2,417
   Private Client Services                     1,639         1,687
   Asset Management                              304           298
                                          ----------     ---------
Total                                     $    4,937     $   4,402
                                          ==========     =========
Total non-interest expenses:
    Investment Services                   $    2,063     $   1,607
    Private Client Services                    1,344         1,312
    Asset Management                             198           190
                                          ----------     ---------
Total                                     $    3,605     $   3,109
                                          ==========     =========
Net Income:
   Investment Services                    $      640     $     526
   Private Client Services                       182           229
   Asset Management                               66            66
                                          ----------     ---------
Total                                     $      888     $     821
                                          ==========     =========

Total assets of the Investment Services, Private Client Services and Asset Management segments were $432.9 billion, $16.9 billion and $1.8 billion, respectively, at March 31, 2005 and $422.7 billion, $16.0 billion and $1.9

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

billion, respectively, at December 31, 2004. For further discussion of the Company's operating segments, please refer to the Results of Operations section of Management's Discussion and Analysis.

NOTE 6. LEGAL PROCEEDINGS

As described in the "Legal Proceedings" discussion on page 18, the Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

      (i)   underwritings for, and research coverage of, WorldCom;

      (ii) underwritings for Enron and other transactions and activities related to Enron and Dynegy;

      (iii) transactions and activities related to research coverage of companies other than WorldCom; and

      (iv) transactions and activities related to securities sold in initial public offerings.

During the 2004 second quarter, in connection with the settlement of the WorldCom class action, the Company reevaluated and increased its reserves for these matters. The Company recorded a charge of $6.5 billion ($4.1 billion after-tax) relating to (i) the settlement of class action litigation brought on behalf of purchasers of WorldCom securities, and (ii) an increase in litigation reserves for the other matters described above. Subject to the terms of the WorldCom class action settlement, and its eventual approval by the courts, the Company will make a payment of $2.575 billion, or $1.59 billion after-tax, to the WorldCom settlement class. As of March 31, 2005, the Company's litigation reserve for these matters, net of the amount to be paid upon final approval of the WorldCom class action settlement, was $4.7 billion on a pretax basis.

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

NOTE 7. OBLIGATIONS UNDER GUARANTEES

The Company provides a variety of guarantees and indemnifications to customers to enhance their credit standing and enable them to complete a wide variety of business transactions. The Company believes the guarantees which are provided relate to an asset, liability, or equity security of the guaranteed parties. In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to contracts in the event that additional taxes are owed due either to a change in the

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties and it is not possible to determine their fair value because they rarely, if ever, result in payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the accompanying unaudited condensed consolidated statement of financial condition as of March 31, 2005 and December 31, 2004 related to these indemnifications.

In addition, the Company is a member of or shareholder in numerous value transfer networks ("VTNs") (payment, clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligation as a shareholder or member of VTN associations are excluded from the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, there are no amounts reflected on the accompanying unaudited condensed consolidated statement of financial condition as of March 31, 2005 and December 31, 2004 for potential obligations that could arise from the Company's involvement with VTN associations.

Derivative instruments which include guarantees are credit default swaps, total return swaps, written foreign exchange options, written put options, written equity warrants, and written caps and floors. At March 31, 2005, and December 31, 2004, the carrying amount of the liabilities related to these derivatives was $2.6 billion and $2.2 billion, respectively.

The maximum potential loss represents the amounts that could be lost under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses on these guarantees and greatly exceed anticipated losses. At March 31, 2005, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $218.5 billion, of which $21.1 billion expires within one year and $197.4 billion expires after one year. At December 31, 2004, the maximum potential loss at notional value related to credit default swaps and total rate of return swaps amounted to $193.8 billion. At March 31, 2005 and December 31, 2004, the maximum potential loss at fair value related to derivative guarantees other than credit default swaps and total rate of return swaps amounted to $1.5 billion and $1.8 billion, respectively.

Guarantees to joint ventures and other third parties primarily include guarantees of their debt obligations. At March 31, 2005, the carrying amount and the maximum potential loss related to these joint ventures and other third-party guarantees were $196 million, of which $4 million expires within one year and $192 million expires after one year. At December 31, 2004, the carrying amount and the maximum potential loss related to these joint venture and other third-party guarantees were $177 million. Securities and other marketable assets held as

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

collateral to reimburse losses under other third-party guarantees amounted to $72 million and $73 million at March 31, 2005 and December 31, 2004, respectively.

Guarantees of collection of contractual cash flows protect investors in securitization trusts from loss of principal and interest relating to insufficient collections on the underlying receivables in the trust. At March 31, 2005 and December 31, 2004, the carrying amount and the maximum potential loss related to guarantees of collection of contractual cash flows were $24 million.

NOTE 8. VARIABLE INTEREST ENTITIES

The following table represents the carrying amounts and classification of consolidated assets that are collateral for VIE obligations, including VIEs that were consolidated prior to the implementation of FIN 46 under existing guidance and VIEs that the Company became involved with after July 1, 2003:

IN MILLIONS OF DOLLARS                              MARCH 31, 2005       DECEMBER 31, 2004
-----------------------------------------           --------------       -----------------
Cash                                                $           52       $              20
Financial Instruments Owned & Contractual
  Commitments                                                4,657                   3,632
Receivables - Other                                            433                     407
Other Assets                                                 1,331                   1,437
                                                    --------------       -----------------
Total Assets of Consolidated VIEs                   $        6,473       $           5,496
                                                    ==============       =================

The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved and includes approximately $510 million related to VIEs newly consolidated as a result of adopting FIN 46-R. As of March 31, 2005 and December 31, 2004, approximately $2.3 billion and $1.8 billion, respectively, of the total assets of consolidated VIEs represent structured transactions where the Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for its clients. As of March 31, 2005 and December 31, 2004, approximately $4.2 billion and $3.7 billion, respectively, of the total assets of consolidated VIEs represents investment vehicles that were established to provide a return to the investors in the vehicles.

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

The Company packages and securitizes assets purchased in the financial markets in order to create new security offerings, including arbitrage CDOs and synthetic CDOs for institutional clients and retail customers, that match the clients' investment needs and preferences. Typically these instruments diversify investors' risk to a pool of assets as compared with investments in an individual asset. The VIEs, which are issuers of CDO securities, are

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

generally organized as limited liability corporations. The Company typically receives fees for structuring and/or distributing the securities sold to investors. In some cases, the Company may repackage the investment with higher-rated debt CDO securities or U. S. Treasury securities to provide a greater or a very high degree of certainty, respectively, of the return of invested principal. A third-party manager is typically retained by the VIE to select collateral for inclusion in the pool and then actively manage it, or, in other cases, only to manage work-out credits. At March 31, 2005 and December 31, 2004, such transactions involved VIEs with approximately $19.7 billion and $17.1 billion in assets, respectively.

The Company packages and securitizes assets purchased in the financial markets or from clients in order to create new security offerings and financing opportunities for institutional and private bank clients as well as retail customers, including hedge funds, mutual funds, unit investment trusts, and other investment funds that match the clients' investment needs and preferences. These transactions include trust preferred entities, investment vehicles and other structured transactions. At March 31, 2005 and December 31, 2004, such transactions involved VIEs with approximately $85.1 billion and $76.7 billion in assets, respectively.

As previously mentioned, the Company may provide liquidity facilities to the VIEs, may be a party to derivative contracts with VIEs, may provide loss enhancement in the form of guarantees to the VIEs and may also have an ownership interest in certain VIEs. Although actual losses are not expected to be material, the Company's maximum exposure to loss as a result of its involvement with VIEs that are not consolidated was $37.5 billion and $26.8 billion at March 31, 2005 and December 31, 2004, respectively. For this purpose, maximum exposure is considered to be the notional amounts of guarantees and liquidity facilities, the notional amounts of credit default swaps and certain total return swaps, and the amount invested where the Company has an ownership interest in the VIEs.

NOTE 9. RELATED PARTY BALANCES

The Company has related party balances with Citigroup and certain of its subsidiaries and affiliates including cash accounts, collateralized financing transactions, margin accounts, short-term borrowings, receivables and payables from securities and underwriting transactions, derivative trading and charges for operational support. The Company also has long-term borrowings from Citigroup of $14.1 billion at March 31, 2005 of which $3 billion are subordinated borrowings. Related party transactions are generally conducted at prices equivalent to prices for transactions conducted at arm's length with unrelated third parties. Amounts charged for operational support represent an allocation of costs.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

RECENT EVENTS

REPOSITIONING CHARGES

The Company recorded $157 million ($97 million after-tax) in charges during the three months ended March 31, 2005 (the "2005 Quarter") for repositioning costs. The repositioning costs were predominately severance-related costs recorded in the Investment Services ($80 million after-tax) and Private Client ($17 million after-tax) segments. These repositioning actions are consistent with the Company's objectives of controlling expenses while continuing to invest in growth opportunities.

RESULTS OF OPERATIONS

For the 2005 Quarter, the Company recorded net income of $888 million compared to net income of $821 million for the three months ended March 31, 2004 (the "2004 Quarter"). Revenues, net of interest expense, were $4,937 million in the 2005 Quarter, up from $4,402 million in the 2004 Quarter. Commission revenues decreased slightly in the 2005 Quarter to $1,138 million as a result of decreases in listed and OTC commissions. Asset management and administration fees increased to $1,053 million in the 2005 Quarter, primarily as a result of positive market action and cumulative net flows, and higher asset-based revenue, reflecting increased client asset levels, partially offset by lower transaction volume and a decrease in U.S. retail money market funds. Investment banking revenues of $874 million in the 2005 Quarter were essentially unchanged compared to the 2004 Quarter. Principal transactions revenues increased to $854 million in the 2005 Quarter primarily as the result of an increase in fixed income and commodity trading, offset partially by a decline in global equity trading. Net interest and dividend income decreased to $922 million in the 2005 Quarter, primarily due to increases in the cost of funding from 2004 to 2005 as a result of interest rate increases by the Federal Reserve Bank. Total non-interest expenses increased to $3,605 million in the 2005 Quarter (which includes $157 million of repositioning costs) primarily as a result of increased compensation and benefits expense. Also contributing to the increase were higher communication and floor brokerage expenses.

Following is a discussion of the results of operations of the Company's three operating segments, Investment Services, Private Client Services and Asset Management.

INVESTMENT SERVICES

Dollars in millions
Three Months Ended March 31,              2005           2004
---------------------------------       --------       --------
Revenues, net of interest expense       $  2,994       $  2,417
                                        --------       --------
Total non-interest expense                 2,063          1,607
                                        --------       --------
Income before income taxes                   931            810
Provision for income taxes                   291            284
                                        --------       --------
Net income                              $    640       $    526
                                        ========       ========

The Company's Investment Services segment recorded net income of $640 million in the 2005 Quarter compared to net income of $526 million in the 2004 Quarter. Revenues, net of interest expense, increased 24% to $2.994 billion in the 2005 Quarter. Principal transactions revenues increased in the 2005 Quarter as a result

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

of higher commodity and municipal trading. Investment banking revenues increased slightly as a result of improved results in merger and acquisition fees, offset partially by a decrease in equity and high-grade debt underwriting. Commission revenue was essentially unchanged in the 2005 Quarter. Net interest and dividend income decreased in the 2005 Quarter, primarily due to increases in the cost of funding from 2004 to 2005 as a result of interest rate increases by the Federal Reserve Bank.

Total non-interest expenses increased to $2.063 billion in the 2005 Quarter (which includes $129 million of repositioning costs on a pre-tax basis) as a result of increased employee compensation and benefits, floor brokerage and other production-related expenses, and communication expense.

PRIVATE CLIENT SERVICES

Dollars in millions
Three Months Ended March 31,           2005         2004
----------------------------          -------     --------
Revenues, net of interest expense     $ 1,639     $  1,687
                                      -------     --------
Total non-interest expense              1,344        1,312
                                      -------     --------
Income before income taxes                295          375
Provision for income taxes                113          146
                                      -------     --------
Net income                            $   182     $    229
                                      =======     ========

Private Client Services net income of $182 million in the 2005 Quarter decreased $47 million or 21% from the 2004 Quarter, primarily due to higher legal expense, repositioning costs and lower transactional revenue, which were partially offset by higher asset-based fee revenue.

Revenues, net of interest expense, of $1.639 billion in the 2005 Quarter decreased $48 million or 3% from the prior-year period, primarily due to decreases in transactional revenue reflecting lower customer trading volumes, partially offset by increases in asset-based fee revenue reflecting higher assets under fee-based management.

Total assets under fee-based management were $239.4 billion as of March 31, 2005, up $19.5 billion or 9% from the prior-year period. Total client assets, including assets under fee-based management, of $969 billion in the 2005 Quarter increased $44 billion or 5% compared to the 2004 Quarter, principally due to market appreciation and positive net inflows. Net inflows were $13 billion in the 2005 Quarter compared to $6 billion in the 2004 Quarter.

Operating expenses of $1.344 billion in the 2005 Quarter, increased $32 million or 2% from the 2004 Quarter. The increases were mainly due to higher legal costs and repositioning costs of $28 million on a pre-tax basis.

Assets under fee-based management were as follows:

Dollars in billions
At March 31,                                          2005       2004
-------------------                                 -------     -------
Financial Consultant managed accounts               $  84.5     $  75.9
Consulting Group and internally managed assets        154.9       144.0
                                                    -------     -------
Total assets under fee-based management (1)         $ 239.4     $ 219.9
                                                    -------     -------

(1)   Includes certain assets managed jointly with Citigroup Asset Management.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ASSET MANAGEMENT

Dollars in millions
Three Months Ended March 31,           2005       2004
----------------------------          -------    -------
Revenues, net of interest expense     $   304    $   298
                                      -------    -------
Total non-interest expense                198        190
                                      -------    -------
Income before income taxes                106        108
Provision for income taxes                 40         42
                                      -------    -------
Net income                            $    66    $    66
                                      =======    =======

The Company's Asset Management segment revenues, net of interest expense, increased to $304 million or 2% in the 2005 Quarter compared to $298 million in the 2004 Quarter. The primary revenue for the Asset Management segment is asset management and administration fees, which increased to $299 million in the 2005 Quarter compared to $292 million in the 2004 Quarter. The increase in revenues in the 2005 Quarter is primarily due to higher equity markets and cumulative net flows and is partially offset by the impact of a decrease in U.S. retail money market funds.

Assets under management for the segment increased to $322.8 billion at March 31, 2005, compared to $309.0 billion at March 31, 2004. The increase is primarily due to positive market action and the impact of positive net flows. (See the table below for detail of assets under fee-based management).

Total non-interest expenses were $198 million in the 2005 Quarter compared to $190 million the 2004 Quarter. The increase in the 2005 Quarter is due to higher compensation expense, partially offset by lower legal costs.

Assets under fee-based management were as follows:

Dollars in billions
At March 31,                                        2005        2004
-------------------                               --------    --------
Money market funds                                $  100.6    $   94.6
Mutual funds                                          90.6        91.8
Managed accounts                                     126.6       117.1
Unit investment trusts held in client accounts         5.0         5.5
                                                  --------    --------
Total                                             $  322.8    $  309.0
                                                  --------    --------

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $452 billion at March 31, 2005, an increase from $441 billion at year-end 2004. Due to the nature of the Company's trading activities, it is not uncommon for the Company's asset levels to fluctuate from period to period.

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

The Company funds its operations through the use of collateralized and uncollateralized short-term borrowings, long-term borrowings, and its equity. Collateralized short-term financing, including repurchase agreements, and secured loans are the Company's principal funding source. Such borrowings are reported net by counterparty, when applicable, pursuant to the provisions of FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41"). Excluding the impact of FIN 41, short-term collateralized borrowings totaled $273.6 billion at March 31, 2005. Uncollateralized short-term borrowings provide the Company with a source of short-term liquidity and are also utilized as an alternative to secured financing when they represent a less expensive funding source. Sources of short-term uncollateralized borrowings include commercial paper, unsecured bank borrowings, promissory notes and corporate loans. Short-term uncollateralized borrowings totaled $29.9 billion at March 31, 2005.

The Company has 364-day committed uncollateralized revolving line of credit facilities with unaffiliated banks totaling $3.08 billion. These facilities have a two-year term-out provision with any borrowings maturing on various dates through 2007. The Company also has three-year facilities totaling $1.54 billion with unaffiliated banks with any borrowings maturing on various dates in 2007 and 2008. The Company may borrow under these revolving credit facilities at various interest rate options (LIBOR, Fed Funds or base rate) and compensates the banks for these facilities through facility fees. At March 31, 2005, there were no outstanding borrowings under these facilities. The Company also has committed long-term financing facilities with unaffiliated banks. At March 31, 2005, the Company had drawn down the full $1.65 billion then available under these facilities. A bank can terminate these facilities by giving the Company prior notice (generally one year). The Company compensates the banks for these facilities through facility fees. Under all of these facilities, the Company is required to maintain a certain level of consolidated adjusted net worth (as defined in the agreements). At March 31, 2005, this requirement was exceeded by approximately $7.2 billion. The Company also has substantial borrowing arrangements consisting of facilities that the Company has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting the Company's short-term requirements.

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

On February 11, 2005, in addition to announcing its plans to merge two intermediate bank holding companies, Citigroup Holdings Company and Citicorp, into Citigroup Inc., Citigroup also announced that it would consolidate its capital markets funding activities in two legal entities: i) Citigroup Inc., which will continue to issue long-term debt, trust preferred securities, preferred and common stock, and ii) Citigroup Funding Inc., a newly formed, fully guaranteed, first-tier subsidiary of Citigroup, which will issue commercial paper and medium-term notes. It is anticipated that this funding consolidation will commence during the 2005 second quarter.

As part of the funding consolidation, it is expected that Citigroup will unconditionally guarantee the Company's outstanding public indebtedness. Upon issuance of the guarantee, the Company will no longer file periodic reports with the Securities and Exchange Commission and will continue to be rated on the basis of a guarantee of its financial obligations from Citigroup.

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

The following table summarizes the Company's VAR at the 99% confidence level, which includes substantially all of the Company's financial assets and liabilities which are marked-to-market, as of March 31, 2005 and December 31, 2004, along with the 2005 daily average, high and low (based on daily VARs). The VAR relating to accrual portfolios has been excluded from this analysis.

             CITIGROUP GLOBAL MARKETS HOLDINGS INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RISK EXPOSURES                March 31,                                           December 31,
(IN MILLIONS)                   2005      2005 Average    2005 High    2005 Low       2004
--------------------------    ---------   ------------    ---------    --------   ------------
Interest rate                   $  69         $ 72          $ 100        $ 61        $ 73
Equity                             29           32             39          26          21
Commodity                          22           20             23          16           7
Foreign exchange                   13           15             19          11           9
Covariance adjustment             (54)         (56)           N/A         N/A         (34)
                                -----         ----          -----        ----        ----
TOTAL - ALL MARKET RISK
FACTORS, INCLUDING GENERAL
AND SPECIFIC RISK               $  79         $ 83          $ 111        $ 72        $ 76
                                -----         ----          -----        ----        ----
Specific risk component             9            9            N/A         N/A          10
                                -----         ----          -----        ----        ----
TOTAL - GENERAL MARKET
FACTORS ONLY                    $  70         $ 74            N/A         N/A        $ 66
                                -----         ----          -----        ----        ----

The specific risk component represents the level of issuer-specific risk embedded in the VAR, arising from both debt and equity securities. The Company's specific risk model conforms with the 4x multiplier treatment approved by the Federal Reserve and is subject to extensive hypothetical back testing (performed on an annual basis), including many portfolios with position concentrations.

The quantification of market risk using VAR analysis requires a number of key assumptions. In calculating VAR at March 31, 2005, the Company simulates changes in market factors by using historical volatilities and correlations and assuming lognormal (or sometimes normal) distributions for changes in each market factor. VAR is calculated at the 99% confidence level, assuming a static portfolio subject to a one-day change in market factors. The historical volatilities and correlations used in the simulation are calculated using a look back period of three years. VAR reflects the risk profile of the Company at March 31, 2005 and is not a predictor of future results.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under
Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ENRON CORP.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

DYNEGY INC.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WORLDCOM, INC.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

GLOBAL CROSSING

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

RESEARCH

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

MUTUAL FUNDS

The Company entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

INVESTIGATIONS OF EURO ZONE GOVERNMENT BONDS TRADE

The German prosecutors have declined to take any actions against the employees in connection with this matter.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------    ---------------------------------------------------------------------------
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

                                        CITIGROUP GLOBAL MARKETS HOLDINGS INC.
                                        (Registrant)

Date:  May 12, 2005                     By: /s/ Robert Druskin
                                            ----------------------------
                                        Robert Druskin
                                        President and Chief Executive Officer

                                        By: /s/ John C. Morris
                                            ---------------------------
                                        John C. Morris
                                        Chief Financial Officer